Form 10-K
period 1996-02-29
CAMBRIDGE RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
filed 1996-05-29
CIK 718915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- - ---ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended February 29, 1996
                                       OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- - ---ACT OF 1934  [NO FEE REQUIRED]


                         Commission File Number 0-12634

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

        Massachusetts                                     13-3161322
- - --------------------------------------------      ------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

  625 Madison Avenue, New York, New York                                10022
- - ---------------------------------------------                       -----------
  (Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

Securities registered pursuant to Section 12(b) of the Act:

       None

Securities registered pursuant to Section 12(g) of the Act:

       Initial Limited Partnership Interests
       Title of Class

       Additional Limited Partnership Interests
       Title of Class

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Park III of this Form 10-K or any amendment to this Form 10-K. [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

       None

Page 1 of __

                                     PART I

Item 1.       Business.

General

     Cambridge + Related Housing Properties Limited Partnership (the "Partnership") is a limited partnership which was formed under the laws of the Commonwealth of Massachusetts on April 28, 1983. The General Partners of the Partnership are Government Assisted Properties, Inc. (the "Assisted General Partner"), a Delaware corporation and a wholly owned subsidiary of Lehman Brothers Inc. ("Lehman"), a Delaware corporation, Related Housing Programs Corporation (the "Related General Partner"), a Delaware corporation and an affiliate of The Related Companies, L.P. ("Related"), a New York limited partnership, and Cambridge/Related Housing Associates Limited Partnership ("Cambridge Related Associates"), a Massachusetts limited partnership. The General Partners of Cambridge Related Associates are the Assisted General Partner and the Related General Partner. The General Partners manage and control the affairs of the Partnership. See Item 10, Directors and Executive Officers of the Registrant, below.

     On August 4, 1983, the Partnership commenced a public offering (the "Offering"), pursuant to a prospectus dated August 4, 1983, as supplemented by the supplements thereto dated February 1, 1984, October 13, 1983 and September 26, 1983 (the "Prospectus"). Pursuant to the Offering, the Partnership issued 5,019 Initial Limited Partnership Interests in 1984 and 5,019 Additional Limited Partnership Interests in 1985, resulting in $50,190,000 in Gross Proceeds and $36,638,700 of net proceeds available for investment and reserves. The Offering was completed on May 4, 1984 and no further issuance of Initial Limited Partnership Interests and Additional Limited Partnership Interests is anticipated.

     The Partnership was formed to invest, as a limited partner, in other limited partnerships (referred to herein as "Local Partnerships" or "subsidiary partnerships"), each of which owns and operates an existing residential housing development (an "Apartment Complex") Apartment Complex which is receiving some form of local, state or federal assistance, such as mortgage insurance, rental assistance payments, permanent mortgage financing and/or interest reduction payments ("Government Assistance"). The Partnership's investment objectives are to:

     (1) provide current tax benefits in the form of passive losses which Limited Partners may use to offset passive income from other sources;

     (2) provide long-term capital appreciation through an increase in the value of the Partnership's investments in Local Partnerships;

     (3) provide cash distributions from sale or refinancing transactions; and

     (4) preserve and protect the Partnership's capital.

     Federal, state and local government agencies have provided significant incentives in order to stimulate private investment in government assisted housing. The intent of these incentives is to reduce certain market risks and permit investors to receive (i) tax benefits, (ii) limited cash distributions and (iii) long-term capital appreciation. Notwithstanding these factors, there remain significant risks. These risks include, and are not limited to, the financial strength and expertise of the local general partners. The long-term nature of the investments in government-subsidized housing and the continuance of government incentives limits the ability of the Partnership to vary its investment portfolio in response to changing economic, financial and investment conditions; such investments are also subject to changes in local economic circumstances and housing patterns which have an impact on real estate values. These Apartment Complexes also require greater management expertise and may have higher operating expenses than conventional apartment buildings. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, below.

     The interests in the Local Partnerships in which the Partnership invested ("Local Partnership Interests") were acquired from unaffiliated sellers. The Partnership became the principal limited partner in these Local Partnerships pursuant to local limited partnership agreements. The Partnership has acquired a 98.99% interest in each of the Local Partnerships. As a limited partner, the Partnership's liability for obligations of the Local Partnerships is limited to its investment. The general partners of the Local Partnerships ("Local General Partners") retain responsibility for maintaining, operating and managing the Apartment Complexes. Under certain circumstances, the Partnership has the right to replace the Local General Partner of the Local Partnership.

     The Partnership purchased the Local Partnership Interests for a purchase price consisting in each case of a cash down payment, a deferred cash payment due in April of the following year and a Purchase Money Note, secured in each case by the Local Partnership Interest for which it was given in payment. The cash payments were made in part as the purchase price of the Local Partnership Interests and in part as capital contributions to the Local Partnerships. Such contributions were generally used by the Local Partnership to pay partnership management fees to the Local General Partners and fees to the Local General Partners for guaranteeing the funding of operating deficits (generally for a period of three to five years and subject to a maximum amount).

     The Purchase Money Notes are held by the sellers of the Local Partnerships or their designees and generally mature fifteen years from the date of purchase of the related Local Partnership Interest, are secured by such interest, and may be extended by the Partnership for up to an additional five years upon payment of certain extension fees and provided that the Partnership is current in the payment of interest. Each Purchase Money Note bears interest at the rate of 9% per year, and requires the payment of interest only from 60% of cash flow actually distributed to the Partnership from the Local Partnership to which the Purchase Money Note relates. A Purchase Money Note will not be in default during the basic fifteen-year term if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding Local Partnership is applied first to accrued interest and then to current interest thereon. The obligation to pay the Purchase Money Note is on a non-recourse basis to any General or Limited Partner, but payment thereof is secured by a pledge under the purchase, sale and security agreement of the related Local Partnership Interest. As of February 29, 1996, the Partnership had issued an aggregate of $61,029,115 of Purchase Money Notes, with annual interest payments of $5,492,620, payable only to the extent of cash flow as set forth above, and the remainder accruing and payable out of 60% of subsequent years' cash flow (each Purchase Money Note payable only out of the associated Local Partnership's cash flow) or at maturity. As of February 29, 1996, the aggregate accrued and unpaid interest on the Purchase Money Notes was $62,437,367. Continued accrual of such interest without payment would reduce the effective interest rate of 9%. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds of the sale or refinancing of the Apartment Complex, or in some cases the Local Partnership Interest to which the Purchase Money Note relates. The Purchase Money Notes are without personal recourse to either the Partnership or any of its partners, and upon a default the only remedy which the holder of a Purchase Money Note has is to foreclose on his security interest in the Local Partnership Interest. A Purchase Money Note will be in default if the Partnership fails to pay to the holder thereof the amounts due as and when set forth above.

     The General Partners will carefully analyze the opportunities available upon the expiration of the properties' HUD contracts, as well as the tax consequences of each option to investors. Prior to expiration of the properties' HUD contracts, and based on the historical operating results and current economic conditions including changes in tax laws, it is uncertain as to whether there would be a return to the investors upon the sale of the applicable properties in the Partnership's portfolio.

     In order to maintain the existing inventory of affordable housing, Congress passed the Emergency Low Income Preservation Act of 1987, the Low-Income Housing Preservation and Resident Homeownership Act of 1990 (together the "Preservation Acts") and the Housing Opportunity Program Extension Act of 1996 (the "1996 Act"). In exchange for eliminating the owners right to prepay the HUD mortgage and convert the property to market rate use, the Preservation Acts provide financial incentives for owners of government assisted properties. The 1996 Act provides financial assistance by funding the sale of such properties to not-for-profit owners and also restores the owners ability to prepay their HUD mortgage and convert the property to condominiums or market-rate rental housing.
 Local General Partners have filed for incentives under the Preservation Acts or the 1996 Act for the following Local Partnerships: Oakland - Keller Plaza, San Diego - Logan Square Gardens Company, Albuquerque -

Lafayette Square Apts. Ltd., Westgate Associates Limited, Riverside Gardens, a Limited Partnership, Pacific Palms, a Limited Partnership, Canton Commons Associates, Rosewood Manor Associates, Bethany Glen Associates, and South Munjoy Associates, Ltd. The Oakland-Keller Plaza property is currently under contract for sale to the Oakland Housing Authority. The South Munjoy Associates, Ltd. property is under contract for sale to a private owner. The local general partners of the other properties are either negotiating purchase and sale contracts or exploring their alternatives under the Preservation Acts and the 1996 Act.

     The Partnership entered into negotiations to sell three properties (Oakland-Keller Plaza, South Munjoy Associates Ltd., and Roper Mountain Apartments) for an aggregate selling price of approximately $15,700,000. The net proceeds will be used to satisfy the existing mortgage debt of approximately $7,000,000. The balance of the proceeds will be used to settle the purchase money notes and accrued interest with the balance, if any, available for general partnership purposes.

     Funding for the Preservation Acts and the 1996 Act is subject to appropriations by Congress. Congress funded $624 million in fiscal year 1996 for the preservation of housing. No preservation funds have been requested by HUD nor has congress allocated such funds for the 1997 Fiscal Year.

     The expenditures required for operating the business of the Partnership are met out of the cash flow distributions from Local Partnerships. Accordingly, the Partnership believes that it will not be necessary to raise additional funds to meet the expenditures of operating its business. However, during the course of operations of the various Local Partnerships it may become necessary, from time to time, to use either their own or the Partnership's assets as security for loans to provide additional working capital.

Tax Matters

     The Tax Reform Act of 1986 (the "TRA") provides that in 1990, after applying 100% of the Partnership losses to all passive income, the investors can utilize 10% of their losses against all other forms of income, such as wages, interest and investment income. Unused passive losses would then be available to shelter passive income from passive sources or allowed in full to offset any gain upon the sale of properties. Commencing in 1991, the TRA provides that the passive losses generated by the Partnership can only be used to shelter passive income or, in the alternative, may be carried forward to offset a gain upon the sale of properties.

Competition

     The real estate business is highly competitive and each of the Local Partnerships in which the Partnership has invested owns an Apartment Complex which must compete for tenants in the marketplace. However, the rental assistance and preferred interest rates on mortgage financing generally make it possible to offer the apartments to eligible tenants at a cost to the tenant significantly below the market rate for comparable conventionally financed apartments in the area.

Employees

     The Partnership does not have any direct employees. All services are performed for the Partnership by its General Partner and their affiliates. The General Partners receive compensation in connection with such activities as set forth in Items 11 and 13. In addition, the Partnership reimburses the General Partners and certain of their affiliates for expenses incurred in connection with the performance by their employees of services for the Partnership in accordance with the Partnership's Amended and Restated Agreement and Certificate of Limited Partnership (the "Partnership Agreement").

Item 2.       Properties.

     The Partnership holds a 98.99% limited partnership interest in each of forty-four Local Partnerships, which own forty-five residential Apartment Complexes receiving Government Assistance. Set forth below is a schedule of these Local Partnerships including certain information concerning the Apartment Complexes (the "Local Partnership Schedule"). See Schedule III to the financial statements included herein for additional information pertaining to the Apartment Complexes.

                           Local Partnership Schedule

                                                          Government
                                                          Assistance             Percentage of Units
                                                         ------------           Occupied at December 31,
                                              Year           HUD         ---------------------------------------
Name and Location (Number of Units)(b)     Completed     Programs (a)     1995     1994     1993   1992     1991
- - --------------------------------------     ---------     ------------     ----     ----     ----   ----     ----
Caddo Parish-Villas South, Ltd.                1972      ss.221(d)(4)      86%     95%      94%     94%      96%
   Shreveport, Louisiana (172)

Oklahoma City-Town and Country                 1973      ss.207            81%     82%      82%     88%      88%
   Village Apartments, Ltd.
   Oklahoma, Oklahoma (201)

Rolling Meadows of Chickasha, Ltd.             1972      ss.236            72%     72%      72%     72%      71%
   Chickasha, Oklahoma (112)

New Jersey, Ltd.                               1977      ss.221(d)(4)      95%     97%      97%     98%      97%
   Mobile, Alabama (112)

Zeigler Boulevard, Ltd.                        1981      ss.221(d)(4)      92%     90%      97%     98%      97%
   Mobile, Alabama (112)

Eastwyck III, Ltd.                             1979      ss.221(d)(4)      94%     99%     100%    100%      98%
   Mobile, Alabama (48)

Breckenridge-Chaparral Apartments II, Ltd.     1973      ss.236            99%     99%      98%    100%     100%
   Breckenridge, Texas (88)

Country, Ltd.                                  1978      ss.221(d)(4)      90%     92%      95%     95%      96%
   Ridgeland, Mississippi (112) (c)

Westwood Apartments Company, Ltd.              1978      ss.221(d)(4)      83%     90%      91%     88%      92%
   Montgomery, Alabama (176)

Parktowne, Ltd.                                1978      ss.221(d)(4)      98%     95%      94%     91%      89%
   Montgomery, Alabama (144)

Corpus Christi-Oso Bay Apartments, Ltd.        1973      ss.236            99%    100%     100%    100%     100%
   Corpus Christi, Texas (104)

Northbrook III, Ltd.                           1981      ss.221(d)(4)      92%     92%      97%     94%      94%
   Jackson, Mississippi (68) (c)                         ss.8

Bethany Glen Associates                        1971      ss.221(d)(3)      95%     98%      95%     97%      98%
   Glendale, Arizona (150)                               ss.8

                                      -5-


                                                          Government
                                                          Assistance             Percentage of Units
                                                         ------------           Occupied at December 31,
                                              Year           HUD         ---------------------------------------
Name and Location (Number of Units)(b)     Completed     Programs (a)    1995     1994     1993    1992     1991
- - --------------------------------------     ---------     ------------    ----     ----     ----    ----     ----
Albuquerque-Lafayette Square Apts., Ltd.       1973      ss.236           100%    100%      99%    100%     100%
   Albuquerque, New Mexico (188)

Roper Mountain Apartments                      1979      ss.221(d)(4)      97%     97%      95%     90%      96%
   Greenville, South Carolina (152)

Warren Manor Apartments
z   Limited Partnership
   Warren, Michigan
    Warren Manor I (344)                       1968      ss.221(d)(4)      95%     97%      96%     91%      91%
    Warren Manor II (136)                      1970      ss.221(d)(4)      95%     95%      96%     91%      90%

Golf Manor Apartments                          1970      ss.221(d)(4)      97%     95%      94%     94%      92%
   Limited Partnership
   Roseville, Michigan (128)

Warren Woods Apartments                        1971      ss.221(d)(4)      98%     99%      97%     93%      95%
   Limited Partnership
   Warren, Michigan (192)

Canton Commons Apartments                      1973      ss.221(d)(4)      99%     99%      99%     99%      99%
   Canton, Michigan (452)                                ss.236
                                                         ss.8

Los Caballeros Apartments                      1976      ss.236            93%     97%      97%     97%      96%
   Thornton, Colorado (144) (d)

Rosewood Manor Apartments                      1972      ss.236            99%    100%      99%     99%      99%
   Rosewood, Michigan (207)                              ss.8

Grosvenor South Apartments                     1969      ss.221(d)(3)      96%     94%      95%     95%      95%
   Limited Partnership
   Taylor, Michigan (182)

Grosvenor South Apartments                     1969      ss.221(d)(4)      90%     83%      84%     86%      91%
   #2 Limited Partnership
   Taylor, Michigan (54)

Clinton Plaza Apartments                       1969      ss.221(d)(3)      96%     92%      99%     95%      94%
   Limited Partnership
   Clinton, Michigan (168)

Clinton Plaza Apartments                       1970      ss.221(d)(3)      95%     93%      97%     91%      98%
   #2 Limited Partnership
   Clinton, Michigan (192)

Oakland-Keller Plaza                           1972      ss.236           100%     100%    100%     100%    100%
   Oakland, California (200)                             ss.8

                                                          Government
                                                          Assistance             Percentage of Units
                                                         ------------           Occupied at December 31,
                                              Year           HUD         ---------------------------------------
Name and Location (Number of Units)(b)     Completed     Programs (a)    1995     1994     1993    1992     1991
- - --------------------------------------     ---------     ------------    ----     ----     ----    ----     ----
San Diego-Logan Square Gardens Company         1970      ss.236           100%    100%     100%    100%     100%
   San Diego, California (170)                           ss.8

Grandview-Blue Ridge Manor, Ltd.               1972      ss.236            94%     98%      95%     99%      99%
   Grandview, Missouri (80)

Ardmore-Rolling Meadows of Ardmore, Ltd.       1974      ss.236            97%     98%     100%    100%      97%
   Ardmore, Oklahoma (101)

El Paso-Gateway East, Ltd.                     1972      ss.236            99%    100%     100%    100%     100%
   El Paso, Texas (104)                                  ss.8

Fort Worth-Northwood Apartments, Ltd.          1972      ss.236            98%     97%      98%     99%     100%
   Fort Worth, Texas (100)

Stephenville-Tarleton Arms Apartments, Ltd.    1972      ss.236            99%     99%     100%     99%     100%
   Stephenville, Texas (128)                             ss.8

Cudahy Gardens, a Limited Partnership          1971      ss.236            98%     99%     100%    100%     100%
   Cudahy, California (100)                              ss.8

Pacific Palms, a Limited Partnership           1972      ss.236            94%     95%      97%     98%      99%
   Palm Springs, California (139)

Riverside Gardens, a Limited Partnership       1971      ss.236            96%     95%      99%     97%      99%
   Riverside, California (192)

Bay Village Company                            1971      ss.236            98%     98%      99%     99%      99%
   Fall River, Massachusetts (206)                       ss.8

Buena Vista Manor Apartments, Ltd.             1969      ss.221(d)(3)      93%     94%      97%     98%      94%
   Nashville, Tennessee (200)                            ss.8

Rolling Meadows Apartments, Ltd.               1971      ss.236            95%     95%      96%     94%      91%
   Midwest City, Oklahoma (200)                          ss.8

Westgate Associates, Limited                   1971      ss.236            97%     94%      95%     89%      96%
   Brattleboro, Vermont (100)                            ss.8

Wingate Associates, Limited                    1972      ss.236            99%     97%      99%     95%      94%
   Laconia, New Hampshire (100)                          ss.8

South Munjoy Associates, Limited               1966      ss.221(d)(3)      98%     98%      99%     99%      99%
   Portland, Maine (140)

Cedar Hill Apartments, Ltd.                    1973      ss.236           100%    100%     100%     96%      97%
   Monticello, Arkansas (60)

                                                          Government
                                                          Assistance             Percentage of Units
                                                         ------------           Occupied at December 31,
                                              Year           HUD         ---------------------------------------
Name and Location (Number of Units)(b)     Completed     Programs (a)    1995     1994     1993    1992     1991
- - --------------------------------------     ---------     ------------    ----     ----     ----    ----     ----
Char-Mur Apartments, Ltd.                      1973      ss.236            89%     88%      97%     95%      93%
   Trumann, Arkansas (48)

Crossett Apartments, Ltd.                      1973      ss.236           100%    100%      99%     98%     100%
   Crossett, Arkansas (50)

     (a) The Partnership invested in Local Partnerships owning existing Apartment Complexes which receive either federal or state subsidies. HUD, through FHA, administers a variety of subsidies for low and moderate-income housing. FHA administers similar housing programs for non-urban areas. The federal programs generally provide one or a combination of the following forms of assistance: (i) mortgage loan insurance, (ii) rental subsidies, (iii) reduction of mortgage interest payments.

          i) HUD provides mortgage insurance for rental housing projects pursuant to a number of sections of Title II of the National Housing Act ("NHA"), including Section 236, Section 221(d)(4), Section 221(d)(3) and Section
220. Under all of these programs, HUD will generally provide insurance equal to 100% of the total replacement cost of the project to non-profit owners and 90% of the total replacement cost to limited-distribution owners. Mortgages are provided by institutions approved by HUD, including banks, savings and loan companies and local housing authorities. Section 221(d)(4) of NHA provides for federal insurance of private construction and permanent mortgage loans to finance new construction of rental apartment complexes containing five or more units. The most significant difference between the 221(d)(4) program and the 221(d)(3) program is the maximum amount of the loan which may be obtained. Under the 221(d)(3) program, non-profit sponsors may obtain a permanent mortgage equal to 100% of the total replacement cost; no equity contribution is required of a non-profit sponsor. In all other respects the 221(d)(3) program is substantially similar to the 221(d)(4) program.

          ii) Many of the tenants in HUD insured projects receive some form of rental assistance payments, primarily through the Section 8 Housing Assistance Payments Program (the "Section 8 Program"). Apartment Complexes not receiving assistance through the Section 8 Program ("Section 8 Payments") will generally have limitations on the amounts of rent which may be charged. One requirement imposed by HUD regulations effective for apartment complexes initially approved for Section 8 payments on or after November 5, 1979 is to limit the amount of the owner's annual cash distributions from operations to 10% of the owner's equity investment in an Apartment Complex if the apartment complex is intended for occupancy by families and to 6% of the owner's equity investment in an Apartment Complex intended for occupancy by elderly persons. The owner's equity investment in the apartment complex is 10% of the project's replacement cost as determined by HUD. HUD released the American Community Partnerships Act (the "ACPA"). The ACPA is HUD's blueprint for providing for the nation's housing needs in an era of static or decreasing budget authority. Two key proposals in the ACPA that could affect the Local Partnerships are: a discontinuation of project based Section 8 subsidy payments and an attendant reduction in debt on properties that were supported by the Section 8 payments. The ACPA calls for a transition during which the project based Section 8 would be converted to a tenant based voucher system. Any FHA insured debt would then be "marked-to-market", that is revalued in light of the reduced income stream, if any.

          iii) Section 236 Program. As well as providing mortgage insurance, the
Section 236 program also provides an interest credit subsidy which reduces the cost of debt service on a project mortgage, thereby enabling the owner to charge the tenants lower rents for their apartments. Interest credit subsidy payments are made monthly by HUD directly to the mortgagee of the Project. Each payment is in an amount equal to the difference between (i) the monthly interest payment required by the terms of the mortgage to pay principal, interest and the annual mortgage insurance premium and (ii) the monthly payment which would have been required for principal and interest if the mortgage loan bore interest at the rate of 1%. These payments are credited against the amounts otherwise due from the owner of the Project, who makes monthly payments of the balance.

     (b) State of jurisdiction is the same state as the location unless otherwise indicated.

     (c) State of jurisdiction is Alabama.

     (d) State of jurisdiction is Michigan.

     All leases are generally for periods not greater than one to two years and no tenant occupies more than 10% of the rentable square footage.

     Commercial tenants (to which average rental per square foot applies) comprise less than 5% of the rental revenues of the Partnership. Rents for the residential units are determined annually by HUD and reflect increases in consumer price indices in various geographic areas.

     Management continuously reviews the physical state of the properties and budgets improvements when required which are generally funded from cash flow from operations or release of replacement reserve escrows. No improvements are expected to require additional financing.

     See Item 1, Business, above for the general competitive conditions to which the properties described above are subject.

     Real estate taxes are calculated using rates and assessed valuations determined by the township or city in which the property is located. Such taxes have approximated 1% of the aggregate cost of the properties as shown in
Schedule III to the financial statements included herein.


Item 3.       Legal Proceedings.

     The Partnership is a Plaintiff in the Oklahoma County District Court in Oklahoma against Jerry L. Womack and Womack Property Management, Inc., an Oklahoma corporation. In this action entitled Shearson + Related Housing Properties Limited Partnership and Shearson/Related Housing Associates Limited Partnership v. Jerry L. Womack and Womack Property Management, Inc., the Partnership seeks judgment for damages caused by the individual defendant's resignation as general partner of Rolling Meadows of Chickasha, Ltd. (Rolling Meadows), of which the Partnership is a limited partner, and by the corporate defendant's mismanagement of the apartment project owned by Rolling Meadows. The individual defendant has counterclaimed against the Plaintiffs, alleging that they breached an agreement to advance funds to Rolling Meadows sufficient to pay operating losses on the property, thereby damaging such defendant in an amount exceeding $10,000. The corporate defendant has counterclaimed against the Plaintiffs for unpaid management fees and expenses approximating $6,000. Both counterclaims seek costs and attorneys' fees.

     Discovery is continuing in the action. The Plaintiffs are responding vigorously to the counterclaims and intend to continue doing so. While it is impossible to predict with certainty, counsel believes the counterclaims have no substantial merit and that an outcome unfavorable to the Partnership is unlikely.

     The U.S. Department of Housing and Urban Development ("HUD"), the holder of the mortgage on the Project, has notified Rolling Meadows that such mortgage is in default and that HUD intends to commence foreclosure meetings. A foreclosure commissioner appointed by HUD has given notice that the Project is to be sold at a foreclosure sale June 14, 1996. Counsel is aware of no reason HUD could recover a money judgment against Rolling Meadows by reason of such foreclosure.

Item 4.       Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fiscal year covered by this report through the solicitation of proxies or otherwise.


                                    PART II

Item 5. Market for the Registrant's Limited Partnership Interests and Related Security Holder Matters.

     At February 29, 1996, the Partnership had issued and outstanding 10,038 Limited Partnership Interests, of which 5,019 are Initial Limited Partnership Interests and 5,019 are Additional Limited Partnership Interests, each representing a $5,000 capital contribution per unit to the Partnership, for aggregate Gross Proceeds of $50,190,000. Additional Limited Partnership Interests are the Limited Partnership Interests acquired upon the exercise of Warrants or sold by the Partnership upon the non-exercise of the Warrants. The Warrants are rights granted pursuant to the Partnership Agreement as part of the purchase of an Initial Limited Partner Interest. No further issuance of Initial Limited Partnership Interests or Additional Limited Partnership Interests is anticipated and all Warrants have expired. As of February 29, 1996, the Partnership had 4,318 registered holders of Limited Partnership Interests.

     Limited Partnership Interests are not traded in any organized market. It is not anticipated that any public market will develop for the purchase and sale of any Limited Partnership Interests. Limited Partnership Interests may be transferred only if certain requirements are satisfied, including that in the opinion of counsel to the Partnership such transfer would not cause a termination of the Partnership under Section 708 of the Internal Revenue Code and would not violate any federal or state securities laws.

     The Partnership has made no distributions to its Limited Partners from its inception on April 28, 1983 to February 29, 1996. There are no material restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of the Partnership's Amended and Restated Agreement and Certificate of Limited Partnership (the "Partnership Agreement"). However, the Partnership has invested in Local Partnerships owning Apartment Complexes which receive Government Assistance under programs which in many instances restrict the cash return available to owners. See Item 8, Note 10(g). The Partnership does not anticipate providing cash distributions to its Limited Partners in circumstances other than refinancing or sale.

Item 6.       Selected Financial Data.

     The information set forth below presents selected financial data of the Partnership. Additional financial information is set forth in the audited financial statements in Item 8 hereof.

OPERATIONS

                                                             Year Ended
                      ----------------------------------------------------------------------------------------
                           February 29,     February 28,      February 28,      February 28,     February 29,
                              1996             1995              1994              1993             1992
                           ------------     ------------      ------------      ------------     ------------
Revenues                   $ 30,593,556      $  29,701,842     $  29,030,972    $  28,148,386     $ 27,255,410

Operating expenses           38,678,297         38,217,539        37,934,050       37,329,485       37,394,304

Minority interest                 1,752                481             2,771              711            2,893
                           ------------      -------------     -------------    -------------     ------------
Net loss                   $ (8,082,989)     $  (8,515,216)    $  (8,900,307)   $  (9,180,388)    $(10,136,001)
                           ============      =============     =============    =============     ============
Net loss per limited
   partnership unit        $       (797)     $        (840)    $        (878)   $        (905)    $     (1,000)
                           ============      =============     =============    =============     ============

FINANCIAL POSITION

                                                             Year Ended
                      ----------------------------------------------------------------------------------------
                           February 29,     February 28,      February 28,      February 28,     February 29,
                              1996             1995              1994              1993             1992
                           ------------     ------------      ------------      ------------     ------------

Total assets               $126,569,652      $131,246,707      $136,066,706     $141,241,533      $146,406,187
                           ============      ============      ============     ============      ============

Long-term obligations      $195,424,384      $192,369,107      $188,963,924     $185,745,618      $182,256,913
                           ============      ============      ============     ============      ============

Total liabilities          $206,901,246      $203,484,636      $199,784,883     $196,046,862      $192,033,372
                           ============      ============      ============     ============      ============

Minority interest          $     76,347      $    87,023       $     91,559     $    104,100      $    101,856
                           ============      ============      ============     ============      ============


     During the years ended February 29, 1992 through 1996, total assets decreased primarily due to depreciation, partially offset by net additions to property and equipment. During the same periods, long-term obligations and total liabilities increased primarily due to accruals of interest on Purchase Money Notes, partially offset by payments equal to 60% of the cash flow distributions from the underlying properties.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership's source of funds are (i) cash distributions from operations of the Local Partnerships in which the Partnership has invested, (ii) interest earned on funds, and (iii) cash in working capital reserves. All these sources of funds are available to meet the obligations of the Partnership.

     The Partnership's capital has been invested primarily in forty-four Local Partnerships. As of December 1984, the Partnership had completed its cash investment of approximately $36,638,000 (including expenses) in the Local Partnerships.

     During the two fiscal years ended February 29, 1996 and February 28, 1995 (the 1995 and 1994 Fiscal Years, respectively), immaterial amounts of capital additions were made to the property and equipment account, and the decrease in the balances during this two year period was mainly attributable to depreciation expense which approximated $6,618,000 and $6,491,000 for the 1995 and 1994 Fiscal Years, respectively. The increase in mortgage escrow deposits during the same period is a result of the Local Partnerships' obligation to fund certain amounts in accordance with the Government Assistance Programs.

     The Partnership has a working capital reserve of approximately $308,000 and $342,000 at February 29, 1996 and February 28, 1995, respectively, of which $255,000 in each year is restricted to secure an overdraft in the Local Partnership's account and to secure operating credit lines at certain other Local Partnerships. The working capital reserve is temporarily invested in bank certificates of deposits or money market accounts which can be easily liquidated to meet obligations as they arise. The General Partners believe that the Partnership's reserves are adequate for its operating needs, now and into the foreseeable future, and plan to continue investing available reserves in short-term investments.

     During the fiscal year ended February 29, 1996, cash and cash equivalents of the Partnership and its 44 consolidated Local Partnerships increased $100,426 as a result of cash flow from operations ($4,136,334) exceeding capital improvements ($1,308,380), mortgage principal payments ($1,949,412), replacement reserve deposits ($281,261) and payments of interest on purchase money notes ($487,931).

     As part of the purchase price of its investment in the Local Partnerships, the Partnership issued approximately $61,029,000 of Purchase Money Notes. The typical Purchase Money Note has a basic term of fifteen years, subject to certain possible extensions as described below; provided, however, that the Purchase Money Note, as it may have been extended from time to time, will mature in any event upon the sale or refinancing of the Apartment Complex or in the event that the Local Partnership Interest has been sold by the Partnership prior thereto, in twenty years from issuance.

     Interest on each Purchase Money Note is payable at the rate of 9% per annum. A Purchase Money Note will not be in default during the basic fifteen-year term if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding Local Partnership (generated by the operations of its Apartment Complex) is applied first to accrued interest and then to current interest thereon. Any interest not paid currently shall accrue, without further interest thereon, through the fifteenth year. All accrued and unpaid interest must be paid in full at the end of the fifteenth year, unless the Partnership exercises an extension right.

     The obligation to pay the Purchase Money Note is on a non-recourse basis to any General or Limited Partner but payment thereof is secured by a pledge under the purchase, sale and security agreement of the related Local Partnership Interest. The payee has the right to foreclose on the related Local Partnership Interest in the event that any payment on the Purchase Money Note is not paid when due or if the Partnership is otherwise in default thereunder.

     As of the end of the 1995 Fiscal Year, unpaid accrued interest on the Purchase Money Notes amounted to approximately $62,437,000. The principal of and all accrued interest on the Purchase Money Notes is due at maturity, which will occur during the period July 1998 to December 1999. The Partnership may elect, upon the payment of an extension fee of 1 1/2% per annum of the outstanding principal amount, to extend the term of the Purchase Money Notes for up to five additional years. The cash distributions out of which the Partnership pays interest on the Purchase Money Notes is less than the total interest thereon, and it is expected that accrued and unpaid interest on the Purchase Money Notes will continue to increase. The Partnership expects that upon maturity it will be required to refinance or sell its investments in the Local Partnerships in order to pay the Purchase Money Notes and accrued interest thereon. Based on the historical operating results of the Local Partnerships and the current economic conditions including changes in tax laws, it is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances. Management is working with the selling partners to restructure and/or refinance the notes. The sellers recourse, in the event of non-payment would be to foreclose on the Partnerships interests in the respective local partnerships.

     The General Partners are working with the local general partners' of Oakland - Keller Plaza, San Diego - Logan Square Gardens Company, Westgate Associates Limited, Albuquerque - Lafayette Square Apts. Ltd., Riverside Gardens, a Limited Partnership, and Pacific Palms, a Limited Partnership, Canton Commons Associates, Rosewood Manor Associates, Bethany Glen Associates and South Munjoy Associates, Ltd. properties to evaluate the opportunities available under the 1996 Act as discussed in Item 1 above.

     During the 1995, 1994 and 1993 Fiscal Years, the Partnership received approximately $875,000, $388,000 and $933,000 (which does not include $9,899 and $71,804 escrow monies held for the Preservation Acts at February 28, 1995 and 1994, respectively) of cash flow distributions from operations of the Local Partnerships. Sixty percent of the cash flow distributions for all but one Local Partnership were applied to interest payments on the Purchase Money Notes, resulting in a net cash inflow of approximately $387,000, $155,000 and $373,000, for the 1995, 1994 and 1993 Fiscal Years, respectively. These amounts were utilized to meet operating expenses of the Partnership, and as a result, no excess cash is available for distribution to the investors. The General Partners believe that the primary reason for the decline in cash flow distributions in 1994 compared to 1993 relates to capital improvements.

     The Partnership entered into negotiations to sell three properties (Oakland-Keller Plaza, South Munjoy Associates Ltd., and Roper Mountain Apartments) for an aggregate selling price of approximately $15,700,000. The net proceeds will be used to satisfy the existing mortgage debt of approximately $7,000,000. The balance of the proceeds will be used to settle the purchase money notes and accrued interest with the balance, if any, available for general partnership purposes.

     The Partnership has investments in three Local Partnerships whose properties were involved in workout negotiations with HUD and one Local Partnership which received a going concern audit report for the year ended December 31, 1995 due to the uncertainty of the Local Partnership to continue in existence, as described more fully in Note 10 to the financial statements. During the year, two of the properties, Oklahoma City - Town & Country Village Apartments and Caddo Parish - Villas South, had their mortgage notes sold from HUD to a conventional mortgagee. In the case of one of the properties, Rolling Meadows of Chickasha, should the General Partners determine that the financial demands made by HUD under a workout agreement are too burdensome, the Partnership may determine to convey the property to HUD without consideration. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way.

     HUD recently released the American Community Partnerships Act (the "ACPA"). The ACPA is HUD's blueprint for providing for the nation's housing needs in an era of static or decreasing budget authority.

     Two key proposals in the ACPA that could affect the Local Partnerships are: a discontinuation of project based Section 8 subsidy payments and an attendant reduction in debt on properties that were supported by the Section 8 payments.

     The ACPA calls for a transition during which the project based Section 8 would be converted to a tenant based voucher system. Any FHA insured debt would then be "marked-to-market", that is revalued in light of the reduced income stream, if any.

     Several industry sources have already commented to HUD and Congress that in the event the ACPA was fully enacted in its present form the reduction in mortgage indebtedness would be considered taxable income to limited partners in the Partnership. Legislative relief has been proposed to exempt "mark-to-market" debt from cancellation of indebtedness income treatment. Though HUD initially backed away from the "marked-to-market" proposal, it has now been re-introduced as "Portfolio Restructuring".

     Except as described above, management is not aware of any trends or events, commitments or uncertainties that will impact liquidity in a material way. Management believes the only impact would be for laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings.

Results of Operations

     Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Property and equipment are reduced to estimated fair value when the assets are considered to be permanently impaired. Through February 28, 1996, the Partnership has not recorded any provisions for loss on impairment of assets or reduction to estimated fair value.

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Asset and for Long-Lived Assets to Be Disposed Of". Under SFAS No. 121, the Company is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss should be recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable.

     Effective March 1, 1996, the Partnership intends to adopt SFAS No. 121, consistent with the required adoption period. The Partnership does not expect the implementation to have a material impact on its financial condition or its future results of operations.

     The Partnership's primary source of income continues to be its portion of the Local Partnership's operating results. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation, and mortgage interest. In addition, the Partnership incurred interest expense relating to the Purchase Money Notes issued when the Local Partnerships Interests were acquired.

     The results of operations of the Partnership, as well as the Local Partnerships, remained fairly constant during the years ended February 29, 1996 and February 28, 1995 and 1994. Contributing to the relative stability of operations at the Local Partnerships is the fact that a large portion of the Local Partnerships are operating under Government Assistance Programs which provide for rental subsidies and/or reductions of mortgage interest payments under HUD Section 8 and Section 236 Programs. Currently, fourteen of the forty-four Local Partnerships are receiving rental subsidies and twenty-four have mortgages with interest subsidies, which reduce the effective interest rates to a range of 1% to 2% per annum.

     Rental income has remained fairly constant, increasing by 3% in the 1995 Fiscal Year and 2% in the 1994 Fiscal Year primarily from rental rate increases.

     Other income increased by approximately $97,000 and $37,000 for the 1995 and 1994 Fiscal Years as compared to the 1994 and 1993 Fiscal Years. The increase for the 1995 Fiscal Year was primarily attributable to increases in interest income at five of the properties, as well as a real estate tax abatement at one of the properties. The increase for the 1994 Fiscal Year was primarily attributable to an increase in laundry and vending income at some of the properties.

     Total expenses remained fairly consistent for the three-year period being reported on with a 1% increase for the 1994 to 1995 Fiscal Year and less than a 1% increase for the 1993 to 1994 Fiscal Year.

     The net loss for the 1995, 1994 and 1993 Fiscal Years aggregated $8,082,989, $8,515,216 and $8,900,307, respectively. These represent losses per Limited Partnership unit of $797, $840 and $878, respectively.

     The Partnership continues to meet the investment objective of generating tax benefits in the form of passive losses (which Limited Partners may use to offset passive income from other sources); however, to date the Partnership has been unable to provide cash distributions to the Limited Partners.

Rolling Meadows of Chickasha, Ltd. ("Chickasha")

     The property's petition under Chapter 11 of the Bankruptcy Code ("Chapter 11") has been dismissed. HUD has notified Chickasha that it intends to commence foreclosure proceedings and the foreclosure sale is scheduled for June 14, 1996. Chickasha is in default and under HUD control as a mortgagee in possession due to the Local General Partner abandoning the property in September 1989. Litigation against the former Local General Partner continues citing violations of the Local Partnership Agreement. See Item 3 above. HUD has undertaken significant repairs to the property, including new roofs, parking lot, fencing and rehabilitation of units. Out of a total of 112 units, 81 were occupied as of February 29, 1996.

     The Partnership's investment in Chickasha has been reduced to zero by prior and current year losses. In the case of Chickasha, the minority interest balance was zero at December 31, 1995, 1994 and 1993. Chickasha's net loss after minority interest amounted to approximately $387,000, $261,000 and $395,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

Caddo Parish-Villas South, Ltd. ("Villas South")

     Caddo Parish-Villas South, Ltd. is delinquent on its mortgage as of December 31, 1995. The delinquent principal is $404,392, and the accrued interest is $673,689. Until November 1995, the project operated under a provisional workout agreement with HUD. During November 1995, the mortgage note was sold to a conventional mortgagee. The project continues to pay the normal monthly tax escrow deposits and 100% of the monthly interest due, in the same manner as when under the provisional workout agreement.

     The Partnership's investment in Villas South at February 29, 1996 was approximately $524,000. In the case of Caddo Parish-Villas South, Ltd., the minority interest balance was zero at December 31, 1995, 1994 and 1993. Caddo Parish-Villas South's net loss after minority interest amounted to approximately $151,000, $182,000 and $200,000 for the years ended December 31, 1995, 1994 and
1993, respectively.

Oklahoma City-Town and Country Village Apartments, Ltd. ("Town and Country")

     Town and Country is delinquent on its mortgage as of December 31, 1995. The delinquent principal is $716,960, and the accrued interest is $1,111,658. Until November 1995, the project operated under a provisional workout agreement with HUD. On November 1, 1995, the mortgage note was sold to a conventional mortgagee. The project continues to pay 50% of the monthly interest due, in the same manner as when under the provisional workout agreement. Escrow deposits were sufficient to meet required disbursements for the coming year so deposits have been temporarily waived.

     Occupancy at December 31, 1995 was 81% in a soft Oklahoma City market. Rents have been relatively constant during the past three years.

     The Partnership has a certificate of deposit in the amount of $125,000 at February 29, 1996 to secure an overdraft in Town and Country's account. The amount of the overdraft in Town and Country's account was approximately $117,000 at December 31, 1995.

     The Partnership's investment in Town and Country at February 29, 1996 was approximately $215,000. In the case of Town and Country, the minority interest balance was zero at December 31, 1995, 1994 and 1993. Town and Country's net loss after minority interest amounted to approximately $350,000, $396,000 and $305,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

Other

     The Local General Partner of Grandview-Blue Ridge Manor, Ltd., Oakland-Keller Plaza, Country, Ltd., Stephenville-Tarleton Arms Apartments, Ltd., El Paso-Gateway East, Ltd., Breckenridge-Chaparral Apartments II, Ltd., Corpus Christi-Oso Bay Apartments, Ltd., Oklahoma City-Town and Country Village Apartments, Ltd., Ardmore-Rolling Meadows of Ardmore, Ltd., Caddo Parish-Villas South, Ltd., Albuquerque-Lafayette Square Apartments, Ltd. and San Diego-Loan Square Gardens Company passed away. The coexecutors of his estate are currently acting on his behalf, until a successor can be named.

     The Partnership's investment, as a limited partner in the Local Partnerships, is subject to the risks incident to the potential losses arising from management and ownership of improved real estate. The Partnership's investments could also be adversely affected by poor economic conditions generally, which could increase vacancy levels, rental payment defaults, and increased operating expenses, any or all of which could threaten the financial viability of one or more of the Local Partnerships.

     There are also substantial risks associated with the operation of Apartment Complexes receiving government assistance. These include governmental regulations concerning tenant eligibility, which may make it more difficult to rent apartments in the complexes; difficulties in obtaining government approval for rent increases; limitations on the percentage of income which low and moderate-income tenants may pay as rent; the possibility that Congress may not appropriate funds to enable HUD to make the rental assistance payments it has contracted to make; and that when the rental assistance contracts expire there may not be market demand for apartments at full market rents in a Local Partnership's Apartment Complex.

     The Local Partnerships are impacted by inflation in several ways. Inflation allows for increases in rental rates generally to reflect the impact of higher operating and replacement costs. Inflation generally does not impact the fixed long-term financing under which real property investments were purchased. Inflation also affects the Local Partnerships adversely by increasing operating costs, particularly items such as fuel, utilities and labor. However, continued inflation should allow for appreciated values of the Local Partnerships' Apartment Complexes over a period of time as rental revenues and replacement costs continue to increase, the benefit of which may be recognized at the point in time when the Partnership is required to refinance or sell its investments in Local Partnerships in order to meet its obligations under the Purchase Money Notes.

Item 8.       Financial Statements and Supplementary Data.

     [TRIEN, ROSENBERG, FELIX, ROSENBERG, BARR & WEINBERG, LLP - LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Cambridge + Related Housing Properties Limited Partnership and Subsidiaries

We have audited the consolidated balance sheets of Cambridge + Related Housing Properties Limited Partnership and Subsidiaries as of February 29, l996 and February 28, 1995, and the related consolidated statements of operations, partners' deficit, and cash flows for the years ended February 29, 1996 and February 28, 1995 and 1994 (the 1995, 1994 and 1993 Fiscal Years, respectively). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for 38 (1995, 1994 and 1993 Fiscal Years) subsidiary partnerships whose losses constituted 23%, 27% and 28% of the Partnership's net loss during the 1995, 1994 and 1993 Fiscal Years, respectively, and whose assets constituted 90% of the Partnership's assets at February 29, 1996 and February 28, 1995. The financial statements for 37 (1995, 1994 and 1993 Fiscal Years) of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the report of the other auditors. The financial statements of one of these subsidiary partnerships (1995, 1994 and 1993 Fiscal Years) were unaudited.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based upon our audits, and the reports of the other auditors, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cambridge + Related Housing Properties Limited Partnership and Subsidiaries at February 29, 1996 and February 28, 1995, and the results of their operations and cash flows for the years ended February 29, 1996 and February 28, 1995 and l994, in conformity with generally accepted accounting principles.

As discussed in Note lO(a), three subsidiary partnerships are in default of their mortgage agreements and one subsidiary partnership does not have the working capital necessary to cover the costs to cure deficiencies cited in a Department of Housing and Urban Development inspection report. Additionally, one of this subsidiary partnership's three Housing Assistance Payment Contracts was not renewed. The auditors of three (1995 Fiscal Year) and two (1994 and 1993 Fiscal Years) of these subsidiary partnerships have modified their reports, due to the uncertainty of the ability of the subsidiary partnerships to continue in existence. The financial statements for the 1995, 1994 and 1993 Fiscal Years for one of these subsidiary partnerships were not audited. Such subsidiary partnerships' losses constituted 13%, 10% and 10% of the Partnership's net loss during the 1995, 1994 and 1993 Fiscal Years and whose assets constituted 1O% and 8% of the Partnership's total assets at February 29, 1996 and February 28, 1995, respectively. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 7, the principal of and all accrued interest on the purchase money notes are due at maturity, which will occur, during 1998 to 1999. The Partnership expects that upon maturity it will be required to refinance or sell its investments in the subsidiary partnerships in order to pay the purchase money notes and related interest obligations. It is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances of the purchase money notes and the accrued interest thereon. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


TRIEN, ROSENBERG, FELIX
ROSENBERG, BARR & WEINBERG, LLP

/s/ TRIEN, ROSENBERG, FELIX
ROSENBERG, BARR & WEINBERG, LLP

New York, New York
April 10, 1996

                    [BROWDER & ASSOCIATES, P.C.-LETTERHEAD]


                          Independent Auditor's Report

To the Partners of
CADDO PARISH-VILLAS SOUTH, LTD.
Shreveport, Louisiana


We have audited the accompanying balance sheet of CADDO PARISH-VILLAS SOUTH, LTD. as of DECEMBER 31, 1995, and the related statements of income, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

The project's financial statements do not disclose information about matters that raise substantial doubt about its ability to continue as a going concern. The project is not in compliance with the terms of its original mortgage loan agreement with its lender, but is making payments on the loan as described in Note C to the financial statements. Management has plans to significantly improve the physical condition of the property, with the goal of increasing rental revenues and occupancy. There are, however, significant uncertainties surrounding its ability to continue its operations and to satisfy its creditors on a timely basis. In our opinion, disclosure of that information is required to conform with generally accepted accounting principles.

In our opinion, except for the omission of the information discussed in the preceding paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of CADDO
PARISH-VILLAS SOUTH, LTD. as of DECEMBER 31, 1995, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that CADDO PARISH-VILLAS SOUTH, LTD. will continue as a going concern. The conditions described in the third paragraph of this report raise substantial doubt about the project's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying information included in the report is presented for the purpose of additional analysis and are not a required part of the basic financial statements of CADDO PARISH-VILLAS SOUTH, LTD. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/S/ BROWDER & ASSOCIATES, P.C.

BROWDER & ASSOCIATES, P.C.

January 22, 1996

                   [BROWDER & ASSOCIATES, P.C.-LETTERHEAD]


                         Independent Auditor's Report


To the Partners of
CADDO PARISH-VILLAS SOUTH, LTD.
Shreveport, Louisiana


                                                     HUD Field Office Director
                                                         SHREVEPORT, LOUISIANA



We have audited the accompanying balance sheet of CADDO PARISH-VILLAS SOUTH, LTD., Project No. 059-35085-PM-SHM, as of DECEMBER 31, 1994, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CADDO PARISH-VILLAS SOUTH, LTD. as of DECEMBER 31, 1994, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that CADDO PARISH-VILLAS SOUTH, LTD. will continue as a going concern. As discussed in Note C to the financial statements the project is delinquent on its mortgage as of DECEMBER 31, 1994. As of February 7, 1995, the project is not in compliance with the terms of its original loan agreement with its lender, but is in compliance with the terms of a provisional workout agreement, as more fully described in Note C to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report are presented for the purpose of additional analysis and are not a required part of the basic financial statements of CADDO PARISH-VILLAS SOUTH, LTD. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



/S/ BROWDER & ASSOCIATES, P.C.

BROWDER & ASSOCIATES, P.C.

February 7, 1995

                   [BROWDER & ASSOCIATES, P.C.-LETTERHEAD]


                         Independent Auditor's Report


To the Partners of
CADDO PARISH-VILLAS SOUTH, LTD.
Shreveport, Louisiana



                                                     HUD Field Office Director
                                                         SHREVEPORT, LOUISIANA


We have audited the accompanying balance sheet of CADDO PARISH-VILLAS SOUTH, LTD.. Project No. 059-35085-PM-SHM, as of DECEMBER 31, 1993, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CADDO PARISH-VILLAS SOUTH, LTD. as of DECEMBER 31, 1993, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that CADDO PARISH-VILLAS SOUTH, LTD. will continue as a going concern. As discussed in Note C to the financial statements the project is delinquent on its mortgage as of DECEMBER 31, 1993. As of February 1, 1994, the project is not in compliance with the terms of its original loan agreement with its lender, but is in compliance with the terms of a provisional workout agreement, as more fully described in Note C to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report are presented for the purpose of additional analysis and are not a required part of the basic financial statements of CADDO PARISH-VILLAS SOUTH, LTD. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



/S/ BROWDER & ASSOCIATES, P.C.

BROWDER & ASSOCIATES, P.C.

February 1, 1994

                    [BROWDER & ASSOCIATES, P.C.-LETTERHEAD]


                         Independent Auditor's Report


To the Partners of
OKLAHOMA CITY-TOWN & COUNTRY VILLAGE APARTMENTS, LTD.
Oklahoma City, Oklahoma


We have audited the accompanying balance sheet of OKLAHOMA CITY-TOWN & COUNTRY VILLAGE APARTMENTS, LTD., as of December 31, 1995, and the related statements of income, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The project's financial statements do not disclose information about matters that raise substantial doubt about its ability to continue as a going concern. The project is not in compliance with the terms of its original mortgage loan agreement, but continues to make payments on the loan as described in Note C to the financial statements. Management has conducted market research and believes planned changes in marketing strategy can significantly improve occupancy. Management is also giving serious consideration to restructuring debt in 1996 by filing for bankruptcy. There are, however, significant uncertainties surrounding the project's ability to continue its operations and to satisfy its creditors on a timely basis. In our opinion, disclosure of that information is required to conform with generally accepted accounting principles.

In our opinion, except for the omission of the information discussed in the preceding paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of OKLAHOMA CITY-TOWN & COUNTRY VILLAGE APARTMENTS, LTD. as of December 31, 1995, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that OKLAHOMA CITY-TOWN & COUNTRY VILLAGE APARTMENTS, LTD. will continue as a going concern. The conditions described in the third paragraph of this report raise substantial doubt about the project's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report are presented for the purpose of additional analysis and are not a required part of the basic financial statements of OKLAHOMA CITY-TOWN & COUNTRY VILLAGE APARTMENTS, LTD. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/S/ BROWDER & ASSOCIATES, P.C.

Birmingham, Alabama
January 22, 1996

                    [BROWDER & ASSOCIATES, P.C.-LETTERHEAD]


                         Independent Auditor's Report

To the Partners of
OKLAHOMA CITY-TOWN & COUNTRY VILLAGE APARTMENTS, LTD.
Oklahoma City, Oklahoma

                                                     HUD Field Office Director
                                                       OKLAHOMA CITY, OKLAHOMA

We have audited the accompanying balance sheet of OKLAHOMA CITY-TOWN & COUNTRY VILLAGE APARTMENTS, LTD., Project No. 117-00193-SHM, as of DECEMBER 31, 1994, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OKLAHOMA CITY-TOWN & COUNTRY VILLAGE APARTMENTS, LTD. as of DECEMBER 31, 1994, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that OKLAHOMA CITY-TOWN & COUNTRY VILLAGE APARTMENTS, LTD. will continue as a going concern. As discussed in NOTE C to the financial statements the project is delinquent on its mortgage as of DECEMBER 31, 1994. As of January 31, 1995, the project is not in compliance with the terms of its original loan agreement with its lender and is operating under the terms of a provisional workout agreement, which expires April 30, 1995, as more fully described in NOTE C to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report are presented for the purpose of additional analysis and are not a required part of the basic financial statements of OKLAHOMA CITY-TOWN & COUNTRY VILLAGE APARTMENTS, LTD. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



/S/ BROWDER & ASSOCIATES, P.C.

BROWDER & ASSOCIATES, P.C.


January 31, 1995

                    [BROWDER & ASSOCIATES, P.C.-LETTERHEAD]


                         Independent Auditor's Report


To the Partners of
OKLAHOMA CITY-TOWN & COUNTRY VILLAGE APARTMENTS, LTD.
Oklahoma City, Oklahoma


                                                     HUD Field Office Director
                                                       OKLAHOMA CITY, OKLAHOMA


We have audited the accompanying balance sheet of OKLAHOMA CITY-TOWN & COUNTRY VILLAGE APARTMENTS, LTD. Project No. 117-00193-SHM, as of DECEMBER 31, 1993, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OKLAHOMA CITY-TOWN & COUNTRY VILLAGE APARTMENTS, LTD. as of DECEMBER 31, 1993, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that OKLAHOMA CITY-TOWN & COUNTRV VILLAGE APARTMENTS, LTD. will continue as a going concern. As discussed in NOTE C to the financial statements the project is delinquent on its mortgage as of DECEMBER 31, 1993. As of January 31, 1994, the project is not in compliance with the terms of its original loan agreement with its lender and is operating under the terms of a provisional workout agreement, which expired May 31, 1991, as more fully described in NOTE C to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report are presented for the purpose of additional analysis and are not a required part of the basic financial statements of OKLAHOMA CITY-TOWN & COUNTRY VILLAGE APARTMENTS, LTD. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



/S/ BROWDER & ASSOCIATES, P.C.

BROWDER & ASSOCIATES, P.C.

January 31, 1994

                    [REZNICK FEDDER & SILVERMAN-LETTERHEAD]


                         INDEPENDENT AUDITORS' REPORT



To the Partners
New Jersey, Ltd.


     We have audited the accompanying balance sheet of New Jersey, Ltd. as of December 31, 1995 and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Jersey, Ltd., as of December 31, 1995 and the results of its operations, the changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 20 through 26 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

     In accordance with Government Auditing Standards, we have also issued reports dated February 2, 1996 on our consideration of New Jersey, Ltd's internal control structure and on its compliance with specific requirements applicable to major and nonmajor HUD programs, affirmative fair housing, and laws and regulations applicable to the financial statements.


                                             /S/ REZNICK FEDDER & SILVERMAN
                                             /S/ REZNICK FEDDER & SILVERMAN

Charlotte, North Carolina                    Federal Employer
February 2, 1996                               Identification Number:
                                               52-1088612

Audit Principal: Michael C. Beck
                 (704) 332-9100

                    [REZNICK FEDDER & SILVERMAN-LETTERHEAD]


                         INDEPENDENT AUDITORS' REPORT

To the Partners
New Jersey, Ltd.


     We have audited the accompanying balance sheet of New Jersey, Ltd. as of December 31, 1994 and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Jersey, Ltd., as of December 31, 1994 and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 17 through 22 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                             /S/ REZNICK FEDDER & SILVERMAN
                                             /S/ REZNICK FEDDER & SILVERMAN

Charlotte, North Carolina                    Federal Employer
January 20, 1995                               Identification Number:
                                               52-1088612
Audit Principal:  Michael C. Beck
                  (704) 332-9100

                   [REZNICK FEDDER & SILVERMAN-LETTERHEAD]


                         Independent Auditors' Report


To the Partners
New Jersey, Ltd.



     We have audited the accompanying balance sheet of New Jersey, Ltd., (a Alabama limited partnership), as of December 31, 1993, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Jersey, Ltd., as of December 31, 1993, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 16 through 21 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                             /S/ REZNICK FEDDER & SILVERMAN

Charlotte, North Carolina                    Federal Employer
February 11, 1994                               Identification Number:
                                                52-1088612


Audit Principal: Ronald George Vance
                 (704) 332-9100

                    [REZNICK FEDDER & SILVERMAN-LETTERHEAD]


                         INDEPENDENT AUDITORS' REPORT


To the Partners
Zeigler Boulevard, Ltd.


     We have audited the accompanying balance sheet of Zeigler Boulevard, Ltd. as of December 31, 1995, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zeigler Boulevard, Ltd., as of December 31, 1995, and the results of its operations, the changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 21 through 27 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

     In accordance with Government Auditing Standards, we have also issued reports dated January 31, 1996 on our consideration of Zeigler Boulevard, Ltd's internal control structure and on its compliance with specific requirements applicable to major and nonmajor HUD programs, affirmative fair housing, and laws and regulations applicable to the financial statements.


                                             /S/ REZNICK FEDDER & SILVERMAN
                                             /S/ REZNICK FEDDER & SILVERMAN

Charlotte, North Carolina                    Federal Employer
January 31, 1996                               Identification Number:
                                               52-1088612

Audit Principal: Michael C. Beck
                 (704) 332-9100

                   [REZNICK FEDDER & SILVERMAN-LETTERHEAD]


                         INDEPENDENT AUDITORS' REPORT


To the Partners
Zeigler Blvd., Ltd.


     We have audited the accompanying balance sheet of Zeigler Blvd., Ltd. as of December 31, 1994, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zeigler Blvd., Ltd., as of December 31, 1994, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 17 through 22 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                             /S/ REZNICK FEDDER & SILVERMAN
                                             /S/ REZNICK FEDDER & SILVERMAN

Charlotte, North Carolina                    Federal Employer
January 18, 1995                               Identification Number:
                                               52-1088612

Audit Principal: Michael C. Beck
                 (704) 332-9100

                   [REZNICK FEDDER & SILVERMAN-LETTERHEAD]


                         Independent Auditors' Report


To the Partners
Zeigler Blvd., Ltd.


     We have audited the accompanying balance sheet of Zeigler Blvd., Ltd., (an Alabama limited partnership), as of December 31, 1993, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zeigler Blvd., Ltd., as of December 31, 1993, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 16 through 21 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                             /S/ REZNICK FEDDER & SILVERMAN

Charlotte, North Carolina                    Federal Employer
February 9, 1994                               Identification Number:
                                               52-1088612


Audit Principal: Ronald George Vance
                 (704) 332-9100

                    [REZNICK FEDDER & SILVERMAN-LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT

To the Partners
Eastwyck III, Ltd.


     We have audited the accompanying balance sheet of Eastwyck III, Ltd. as of December 31, 1995, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eastwyck III, Ltd., as of December 31, 1995, and the results of its operations, the changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 20 through 25 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

     In accordance with Government Auditing Standards, we have also issued reports dated January 29, 1996 on our consideration of Eastwyck III, Ltd.'s internal control structure and on its compliance with specific requirements applicable to major HUD programs, affirmative fair housing, and laws and regulations applicable to the financial statements.


                                             /S/ REZNICK FEDDER & SILVERMAN
                                             /S/ REZNICK FEDDER & SILVERMAN

Charlotte, North Carolina                    Federal Employer
January 29, 1996                               Identification Number:
                                               52-1088612

Audit Principal: Michael C. Beck
                 (704) 332-9100

                   [REZNICK FEDDER & SILVERMAN-LETTERHEAD]


                         INDEPENDENT AUDITORS' REPORT

To the Partners
Eastwyck III, Ltd.


     We have audited the accompanying balance sheet of Eastwyck III, Ltd. as of December 31, 1994, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eastwyck III, Ltd., as of December 31, 1994, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 16 through 21 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                             /S/ REZNICK FEDDER & SILVERMAN
                                             /S/ REZNICK FEDDER & SILVERMAN

Charlotte, North Carolina                    Federal Employer
January 23, 1995                               Identification Number:
                                               52-1088612

Audit Principal: Michael C. Beck
                 (704) 332-9100

                   [REZNICK FEDDER & SILVERMAN-LETTERHEAD]


                         Independent Auditors' Report

To the Partners
Eastwyck III, Ltd.

     We have audited the accompanying balance sheet of Eastwyck III, Ltd., (an Alabama limited partnership), as of December 31, 1993, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eastwyck III, Ltd., as of December 31, 1993, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 15 through 20 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                             /S/ REZNICK FEDDER & SILVERMAN

Charlotte, North Carolina                    Federal Employer
February 14, 1994                              Identification Number:
                                               52-1088612

Audit Principal: Ronald George Vance
                 (704) 332-9100

                    [BROWDER & ASSOCIATES, P.C.-LETTERHEAD]


                         Independent Auditor's Report


To the Partners of
BRECKENRIDGE-CHAPARRAL II, LTD.
Breckenridge, Texas


                                                     HUD Field Office Director
                                                             FORT WORTH. TEXAS


We have audited the accompanying balance sheet of BRECKENRIDGE-CHAPARRAL II, LTD., Project No. 113-44016-LD, as of DECEMBER 31, 1995, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BRECKENRIDGE-CHAPARRAL II, LTD. as of DECEMBER 31, 1995, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Guide, we have also issued a report dated January 22, 1996 on our consideration of BRECKENRIDGE-CHAPARRAL II, LTD.'s internal control structure and reports dated January 22, 1996 on its compliance with laws and regulations applicable to the basic financial statements, the major HUD program, and the nonmajor HUD program.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report are presented for the purpose of additional analysis and are not a required part of the basic financial statements of BRECKENRIDGE-CHAPPARAL II, LTD. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ BROWDER & ASSOCIATES, P.C.

Birmingham, Alabama                                           Federal Employer
January 22, 1996                                        Identification Number:
                                                                    63-0986156

Audit Principal: E.O. Browder, Jr.

                    [BROWDER & ASSOCIATES, P.C.-LETTERHEAD]


                         Independent Auditor's Report

To the Partners of
BRECKENRIDGE-CHAPARRAL II, LTD.
Breckenridge, Texas


                                                     HUD Field Office Director
                                                             FORT WORTH, TEXAS

We have audited the accompanying balance sheet of BRECKENRIDGE-CHAPARRAL II, LTD., Project No. 113-44016-LD, as of DECEMBER 31, 1994, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BRECKENRIDGE-CHAPARRAL II, LTD. as of DECEMBER 31, 1994, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report are presented for the purpose of additional analysis and are not a required part of the basic financial statements of BRECKENRIDGE-CHAPARRAL II, LTD. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



/S/ BROWDER & ASSOCIATES, P.C.

BROWDER & ASSOCIATES, P.C.

January 31, 1995

                    [BROWDER & ASSOCIATES, P.C.-LETTERHEAD]


                         Independent Auditor's Report


To the Partners of
BRECKENRIDGE-CHAPARRAL II, LTD.
Breckenridge, Texas

                                                     HUD Field Office Director
                                                             FORT WORTH, TEXAS

We have audited the accompanying balance sheet of BRECKENRIDGE-CHAPARRAL II, LTD., Project No. 113-44016-LD, as of DECEMBER 31, 1993, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD
Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BRECKENRIDGE-CHAPARRAL II, LTD. as of DECEMBER 31, 1993, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report are presented for the purpose of additional analysis and are not a required part of the basic financial statements of BRECKENRIDGE-CHAPARRAL II, LTD. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



/S/ BROWDER & ASSOCIATES, P.C.

BROWDER & ASSOCIATES, P.C.

January 17, 1994

                    [REZNICK FEDDER & SILVERMAN-LETTERHEAD]


                         INDEPENDENT AUDITORS' REPORT



To the Partners
Country, Ltd.


     We have audited the accompanying balance sheet of Country, Ltd. as of December 31, 1995, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Country, Ltd., as of December 31, 1995, and the results of its operations, the changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accountinq principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 20 through 26 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

     In accordance with Government Auditing Standards, we have also issued reports dated February 2, 1996 on our consideration of Country, Ltd.'s internal control structure and on its compliance with specific requirements applicable to major HUD programs, affirmative fair housing, and laws and regulations applicable to the financial statements.


                                             /S/ REZNICK FEDDER & SILVERMAN
                                             /S/ REZNICK FEDDER & SILVERMAN

Charlotte, North Carolina                    Federal Employer
February 2, 1996                               Identification Number:
                                               52-1088612

Audit Principal: Michael C. Beck
                 (704) 332-9100

                    [REZNICK FEDDER & SILVERMAN-LETTERHEAD]


                         INDEPENDENT AUDITORS' REPORT

To the Partners
Country, Ltd.

     We have audited the accompanying balance sheet of Country, Ltd. as of December 31, 1994, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Country, Ltd., as of December 31, 1994, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 16 through 21 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                             /S/ REZNICK FEDDER & SILVERMAN
                                             /S/ REZNICK FEDDER & SILVERMAN

Charlotte, North Carolina                    Federal Employer
January 21, 1995                               Identification Number:
                                               52-1088612

Audit Principal: Michael C. Beck
                 (704) 332-9100

                    [REZNICK FEDDER & SILVERMAN-LETTERHEAD]


                         Independent Auditors' Report

To the Partners
Country, Ltd.

     We have audited the accompanying balance sheet of Country, Ltd., (an Alabama limited partnership), as of December 31, 1993, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Country, Ltd., as of December 31, 1993, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 15 through 20 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                             /S/ REZNICK FEDDER & SILVERMAN

Charlotte, North Carolina                    Federal Employer
February 8, 1994                               Identification Number:
                                               52-1088612

Audit Principal: Ronald George Vance
                 (704) 332-9100

                    [REZNICK FEDDER & SILVERMAN-LETTERHEAD]


                         INDEPENDENT AUDITORS' REPORT



To the Partners
Westwood Apartments Company, Ltd.


     We have audited the accompanying balance sheets of Westwood Apartments Company, Ltd. as of December 31, 1995 and 1994, and the related statements of revenue and expenses, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westwood Apartments Company, Ltd. as of December 31, 1995 and 1994, and the results of its operations, the changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 11 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/S/ REZNICK FEDDER & SILVERMAN

Bethesda, Maryland
February 6, 1996

                    [REZNICK FEDDER & SILVERMAN-LETTERHEAD]


                         Independent Auditor's Report

To the Partners
Westwood Apartments Company, Ltd.

     We have audited the accompanying balance sheet of Westwood Apartments Company, Ltd. (an Alabama limited partnership) as of December 31, 1993, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westwood Apartments Company, Ltd. as of December 31, 1993, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 16 through 21 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                             /S/ REZNICK FEDDER & SILVERMAN

Bethesda, Maryland                           Federal Employer
January 14, 1994                               Identification Number:
                                               52-1088612

Audit Principal: Ivan B. Silverman

                    [REZNICK FEDDER & SILVERMAN-LETTERHEAD]


                         INDEPENDENT AUDITOR'S REPORT


To the Partners
Parktowne, Ltd.


     We have audited the accompanying balance sheets of Parktowne, Ltd. as of December 31, 1995 and 1994, and the related statements of revenue and expenses, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parktowne, Ltd. as of December 31, 1995 and 1994, and the results of its operations, the changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 11 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/S/ REZNICK FEDDER & SILVERMAN

Bethesda, Maryland
February 6, 1996

                    [REZNICK FEDDER & SILVERMAN-LETTERHEAD]


                         Independent Auditors' Report


To the Partners
Parktowne, Ltd.

     We have audited the accompanying balance sheet of Parktowne, Ltd. (an Alabama limited partnership) as of December 31, 1993, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In out opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parktowne, Ltd. as of December 31, 1993, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 16 through 21 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                             /S/ REZNICK FEDDER & SILVERMAN

Bethesda, Maryland                           Federal Employer
January 14, 1994                               Identification Number:
                                               52-1088612
Audit Principal: Ivan B. Silverman

                    [BROWDER & ASSOCIATES, P.C.-LETTERHEAD]


                         Independent Auditor's Report


To the Partners of
CORPUS CHRISTI-OSO BAY APARTMENTS, LTD.
Corpus Christi, Texas

                                                      HUD Field Office Director
                                                            SAN ANTONIO, TEXAS


We have audited the accompanying balance sheet of CORPUS CHRISTI-OSO BAY APARTMENTS, LTD., Project No. 115-44129-LDP, as of DECEMBER 31, 1995, and the
 related statements of income, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CORPUS CHRISTI-OSO BAY APARTMENTS, LTD. as of DECEMBER 31, 1995, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Guide, we have also issued a report dated January 22, 1996 on our consideration of CORPUS CHRISTI-OSO BAY APARTMENTS, LTD.'s internal control structure and reports dated January 22, 1996 on its compliance with laws and regulations applicable to the basic financial statements and the major HUD programs.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying information included in the report is presented for the purpose of additional analysis and are not a required part of the basic financial statements of CORPUS CHRISTI-OSO BAY APARTMENTS, LTD. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/S/ BROWDER & ASSOCIATES, P.C.

Birmingham, Alabama                                           Federal Employer
January 22, 1996                                        Identification Number:
                                                                    63-0986156
Audit Principal: E.O. Browder, Jr.

                    [BROWDER & ASSOCIATES, P.C.-LETTERHEAD]


                         Independent Auditor's Report


To the Partners of
CORPUS CHRISTI-OSO BAY APARTMENTS, LTD.
Corpus Christi. Texas

                                                     HUD Field Office Director
                                                            SAN ANTONIO, TEXAS

We have audited the accompanying balance sheet of CORPUS CHRISTI-OSO BAY APARTMENTS, LTD., Project No. 115-44129-LDP, as of DECEMBER 31, 1994, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CORPUS CHRISTI-OSO BAY APARTMENTS, LTD. as of DECEMBER 31, 1994, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report are presented for the purpose of additional analysis and are not a required part of the basic financial statements of CORPUS CHRISTI-OSO BAY APARTMENTS, LTD. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



/S/ BROWDER & ASSOCIATES, P.C.

BROWDER & ASSOCIATES, P.C.

January 17, 1995

                    [BROWDER & ASSOCIATES, P.C.-LETTERHEAD]


                         Independent Auditor's Report


To the Partners of
CORPUS CHRISTI-OSO BAY APARTMENTS, LTD.
Corpus Christi, Texas

                                                     HUD Field Office Director
                                                            SAN ANTONIO, TEXAS

We have audited the accompanying balance sheet of CORPUS CHRISTI-OSO BAY APARTMENTS, LTD., Project No. 115-44129-LDP, as of DECEMBER 31, 1993, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD
Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CORPUS CHRISTI-OSO BAY APARTMENTS, LTD. as of DECEMBER 31, 1993, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report are presented for the purpose of additional analysis and are not a required part of the basic financial statements of CORPUS CHRISTI-OSO BAY APARTMENTS, LTD. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



/S/ BROWDER & ASSOCIATES, P.C.

BROWDER & ASSOCIATES, P.C.

January 20, 1994

                    [REZNICK FEDDER & SILVERMAN-LETTERHEAD]


                         INDEPENDENT AUDITORS' REPORT


To the Partners
Northbrook III, Ltd.



     We have audited the accompanying balance sheet of Northbrook III, Ltd. as of December 31, 1995, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northbrook III, Ltd., as of December 31, 1995, and the results of its operations, the changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 20 through 26 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

     In accordance with Government Auditing Standards, we have also issued reports dated February 2, 1996 on our consideration of Northbrook III, Ltd.'s internal control structure and on its compliance with specific requirements applicable to major and nonmajor HUD programs, affirmative fair housing, and laws and regulations applicable to the financial statements.


                                             /S/ REZNICK FEDDER & SILVERMAN
                                             /S/ REZNICK FEDDER & SILVERMAN

Charlotte, North Carolina                    Federal Employer
February 2, 1996                               Identification Number:
                                               52-1088612

Audit Principal: Michael C. Beck
                 (704) 332-9100

                    [REZNICK FEDDER & SILVERMAN-LETTERHEAD]


                         INDEPENDENT AUDITORS' REPORT


To the Partners
Northbrook III, Ltd.


     We have audited the accompanying balance sheet of Northbrook III, Ltd. as of December 31, 1994, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northbrook III, Ltd., as of December 31, 1994, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principals.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 17 through 22 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                             /S/ REZNICK FEDDER & SILVERMAN
                                             /S/ REZNICK FEDDER & SILVERMAN

Charlotte, North Carolina                    Federal Employer
January 19, 1995                               Identification Number:
                                               52-1088612
Audit Principal: Michael C. Beck
                 (704) 332-9100

                    [REZNICK FEDDER & SILVERMAN-LETTERHEAD]


                         Independent Auditors' Report

To the Partners
Northbrook III, Ltd.

     We have audited the accompanying balance sheet of Northbrook III, Ltd., (an Alabama limited partnership), as of December 31, 1993, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northbrook III, Ltd., as of December 31, 1993, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 16 through 21 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                             /S/ REZNICK FEDDER & SILVERMAN

Charlotte, North Carolina                    Federal Employer
February 17, 1994                              Identification Number:
                                               52-lO88612

Audit Principal: Ronald George Vance
                 (704) 332-9100

                          [GRASS & COFFEY-LETTERHEAD]


                         Independent Auditor's Report

To The Partners
Bethany Glen Associates
(A Limited Partnership)

We have audited the accompanying balance sheets of Bethany Glen Associates, as of December 31, 1995 and 1994, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bethany Glen Associates as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/S/ GRASS & COFFEY, C.P.A.'s, P.C.

February 12, 1996
Phoenix, Arizona

                               [G&C-LETTERHEAD]


                         Independent Auditor's Report

To The Partners
Bethany Glen Associates
(A Limited Partnership)


We have audited the accompanying balance sheets of Bethany Glen Associates, (HUD Project 123-35024) as of December 31, 1994 and 1993, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bethany Glen Associates as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                        /S/ GRASS & COFFEY, C.P.A.'s, P.C.

February 8, 1995
Phoenix, Arizona

                    [BROWDER & ASSOCIATES, P.C.-LETTERHEAD]


                         Independent Auditor's Report


To the Partners of
ALBUQUERQUE-LAFAYETTE SQUARE APARTMENTS, LTD.
Albuquerque, New Mexico

                                                     HUD Field Office Director
                                                       ALBUQUERQUE, NEW MEXICO


We have audited the accompanying balance sheet of ALBUQUERQUE-LAFAYETTE SQUARE APARTMENTS, LTD., Project No. 116-44022-LDP, as of DECEMBER 31, 1995, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ALBUQUERQUE-LAFAYETTE SQUARE APARTMENTS, LTD. as of DECEMBER 31, 1995, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Guide, we have also issued a report dated January 22, 1996 on our consideration of ALBUQUERQUE-LAFAYETTE SQUARE APARTMENTS, LTD.'s internal control structure and reports dated January 22, 1996 on its compliance with laws and regulations applicable to the basic financial statements, the major HUD Program, and the nonmajor HUD program.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report are presented for the purpose of additional analysis and are not a required part of the basic financial statements of ALBUQUERQUE-LAFAYETTE SQUARE APARTMENTS, LTD. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/S/ BROWDER & ASSOCIATES, P.C.

Birmingham, Alabama                                           Federal Employer
January 22, 1996                                        Identification Number:
                                                                    63-0986156

Audit Principal: E.O. Browder, Jr.

                    [BROWDER & ASSOCIATES, P.C.-LETTERHEAD]


                         Independent Auditor's Report


To the Partners of
ALBUQUERQUE-LAFAYETTE SQUARE APARTMENTS, LTD.
Albuquerque, New Mexico

                                                     HUD Field Office Director
                                                       ALBUQUERQUE, NEW MEXICO

We have audited the accompanying balance sheet of ALBUQUERQUE-LAFAYETTE SQUARE APARTMENTS, LTD., Project No. 116-44022-LDP, as of DECEMBER 31, 1994, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ALBUQUERQUE-LAFAYETTE SQUARE APARTMENTS, LTD. as of DECEMBER 31, 1994, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report are presented for the purpose of additional analysis and are not a required part of the basic financial statements of ALBUQUERQUE-LAFAYETTE SQUARE APARTMENTS, LTD. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



/S/ BROWDER & ASSOCIATES, P.C.

BROWDER & ASSOCIATES, P.C.

January 31, 1995

                   [BROWDER & ASSOCIATES, P.C.-LETTERHEAD]


                         Independent Auditor's Report

To the Partners of
ALBUQUERQUE-LAFAYETTE SQUARE APARTMENTS, LTD.
Albuquerque, New Mexico


                                                     HUD Field Office Director
                                                       ALBUQUERQUE, NEW MEXICO

We have audited the accompanying balance sheet of ALBUQUERQUE-LAFAYETTE SQUARE APARTMENTS, LTD., Project No. 116-44022-LDP, as of DECEMBER 31, 1993, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ALBUQUERQUE-LAFAYETTE SQUARE APARTMENTS, LTD. as of DECEMBER 31, 1993, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report are presented for the purpose of additional analysis and are not a required part of the basic financial statements of ALBUQUERQUE-LAFAYETTE SQUARE
APARTMENTS, LTD. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



/S/ BROWDER & ASSOCIATES, P.C.

BROWDER & ASSOCIATES. P.C.

January 31, 1994

                    [REZNICK FEDDER & SILVERNAN-LETTERHEAD]


                         INDEPENDENT AUDITORS' REPORT



To the Partners
Roper Mountain Apartments, Ltd.


     We have audited the accompanying balance sheets of Roper Mountain Apartments, Ltd. as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Roper Mountain Apartments, Ltd. as of December 31, 1995 and 1994, and the results of its operations, the changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/S/ REZNICK FEDDER & SILVERNAN

Boston, Massachusetts
February 9, 1996

                    [REZNICK FEDDER & SILVERMAN-LETTERHEAD]


                         INDEPENDENT AUDITORS' REPORT

To the Partners
Roper Mountain Apartments, Ltd.


     We have audited the accompanying balance sheets of Roper Mountain Apartments, Ltd. as of December 31, 1994 and 1993, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Roper Mountain Apartments, Ltd. as of December 31, 1994 and 1993, and the results of its operations, the changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/S/ REZNICK FEDDER & SILVERMAN

Boston, Massachusetts
February 16, 1995

                 [WEINTRAUB, NESSEL & SMITH, PLLC-LETTERHEAD]


                         INDEPENDENT AUDITORS' REPORT



WARREN MANOR APARTMENTS LIMITED PARTNERSHIP
28777 Northwestern Highway, Suite 100
Southfield, MI 48034


     We have audited the accompanying comparative balance sheet of Warren Manor Apartments Limited Partnership (a limited partnership) as of December 31, 1995 and 1994 and the related comparative statements of revenue and expense, partners' equity, cash flows and supplemental schedules on pages 9-11 for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Warren Manor Apartments Limited Partnership as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. The supporting data included in this report have been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.


/S/ WEINTRAUB, NESSEL & SMITH, PLLC

WEINTRAUB, NESSEL & SMITH, PLLC
Certified Public Accountants



February 4, 1996

                    [WEINTRAUB, NESSEL & SMITH-LETTERHEAD]


                         INDEPENDENT AUDITORS' REPORT

WARREN MANOR APARTMENTS LIMITED PARTNERSHIP
28777 Northwestern Highway, Suite 100
Southfield, MI 48034

     We have audited the accompanying Comparative Balance Sheet of Warren Manor Apartments Limited Partnership (a limited partnership) as of December 31, 1994 and 1993 and the related Comparative Statements of Revenue and Expenses, Partners' Equity and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to present an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant statements made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion the financial statement referred to above present fairly in all material respects the financial position of Warren Manor Apartments Limited Partnership as of December 31, 1994 and 1993 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. The supporting data included in this report have been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.



/S/ WEINTRAUB, NESSEL & SMITH

WEINTRAUB, NESSEL & SMITH
Certified Public Accountants

February 4, 1995

                 [WEINTRAUB, NESSEL & SMITH, PLLC-LETTERHEAD]


                         INDEPENDENT AUDITORS' REPORT



To the Partners
Golf Manor Apartments Limited Partnership
28777 Northwestern Highway, Suite 100
Southfield, MI 48034


     We have audited the accompanying Comparative Balance Sheet of Golf Manor Apartments Limited Partnership (a limited partnership) as of December 31, 1995 and 1994 and the related Comparative Statements of Revenue and Expense, Partners' Equity, Cash Flows and Supplemental Schedules on Pages 8-10 for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Golf Manor Apartments Limited Partnership as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. The supporting data included in this report have been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.


/S/ WEINTRAUB, NESSEL & SMITH, PLLC

WEINTRAUB, NESSEL & SMITH
Certified Public Accountants


February 2, 1996

                   [WEINTRAUB, NESSEL & SMITH-LETTERHEAD]


                         INDEPENDENT AUDITORS' REPORT

To the Partners
Golf Manor Apartments Limited Partnership
28777 Northwestern Highway, Suite 100
Southfield, MI 48034

     We have audited the accompanying Comparative Balance Sheet of Golf Manor Apartments Limited Partnership (a limited partnership) as of December 31, 1994 and 1993 and the related Comparative Statements of Revenue and Expenses, Partners' Equity and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to present an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion the financial statements referred to above present fairly in all material respects the financial position of Golf Manor Apartments Limited Partnership as of December 31, 1994 and 1993 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. The supporting data included in this report have been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.



/S/ WEINTRAUB, NESSEL & SMITH

WEINTRAUB, NESSEL & SMITH
Certified Public Accountants

January 30, 1995

                 [WEINTRAUB, NESSEL & SMITH, PLLC-LETTERHEAD]


                         INDEPENDENT AUDITORS' REPORT


To the Partners
Warren Woods Apartments Limited Partnership
28777 Northwestern Highway, Suite 100
Southfield, MI 48034


     We have audited the accompanying Comparative Balance Sheet of Warren Woods Apartments Limited Partnership (a limited partnership) as of December 31, 1995 and 1994 and the related Comparative Statements of Revenue and Expense, Partners' Equity, Cash Flows and Supplemental Schedules on Pages 9-11 for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Warren Woods Apartments Limited Partnership as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. The supporting data included in this report have been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.


/S/ WEINTRAUB, NESSEL & SMITH, PLLC

WEINTRAUB, NESSEL & SMITH, PLLC
Certified Public Accountants

February 3, 1996

                    [WEINTRAUB, NESSEL & SMITH-LETTERHEAD]


                         INDEPENDENT AUDITORS' REPORT

To the Partners
Warren Woods Apartments Limited Partnership
28777 Northwestern Highway, Suite 100
Southfield, MI 48034

     We have audited the accompanying Comparative Balance Sheet of Warren Woods Apartments Limited Partnership (a limited partnership) as of December 31, 1994 and 1993 and the related Comparative Statements of Revenue and Expense, Partners' Equity and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Warren Woods Apartments Limited Partnership as of December 31, 1994 and 1993 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. The supporting data included in this report have been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.



/S/ WEINTRAUB, NESSEL & SMITH

WEINTRAUB, NESSEL & SMITH
Certified Public Accountants

January 30, 1995

                 [WEINTRAUB, NESSEL & SMITH, PLLC-LETTERHEAD]


                         INDEPENDENT AUDITORS' REPORT



To the Partners
Canton Commons Apartments Limited Partnership
28777 Northwestern Highway, Suite 100
Southfield, MI 48034


     We have audited the accompanying Comparative Balance Sheet of Canton Commons Apartment Limited Partnership (a limited partnership) as of December 31, 1995 and 1994 and the related Comparative Statements of Revenue and Expense, Partners' Equity, Cash Flows and Supplemental Schedules on Pages 10-11 for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Canton Commons Apartments Limited Partnership as of December 31, l995 and 1994 and the result of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. The supporting data included in this report have been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.


/S/ WEINTRAUB, NESSEL & SMITH, PLLC

WEINTRAUB, NESSEL & SMITH, PLLC
Certified Public Accountants


February 9, 1996

                    [WEINTRAUB, NESSEL & SMITH-LETTERHEAD]


                         INDEPENDENT AUDITORS' REPORT

To the Partners
Canton Commons Apartments Limited Partnership
28777 Northwestern Highway, Suite 100
Southfield, MI 48034

     We have audited the accompanying Comparative Balance Sheet of Canton Commons Apartments Limited Partnership (a limited partnership) as of December 31, 1994 and 1993 and the related Comparative Statements of Revenue and Expense, Partners' Equity, and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to present an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant statements made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Canton Commons Apartments Limited Partnership as of December 31, 1994 and 1993 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. The supporting data included in this report have been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.



/S/ WEINTRAUB, NESSEL & SMITH

WEINTRAUB, NESSEL & SMITH
Certified Public Accountants

February 15, 1995

                 [WEINTRAUB, NESSEL & SMITH, PLLC-LETTERHEAD]


                         INDEPENDENT AUDITORS' REPORT


To the Partners
Los Caballeros Apartments
28777 Northwestern Highway, Suite 100
Southfield, Michigan 48034



We have audited the accompanying Comparative Balance Sheet of Los Caballeros Apartments (a limited partnership) as of December 31, 1995 and 1994 and the related Comparative Statements of Revenue and Expense, Partners' Equity, Cash Flows and Supplemental Information on Pages 9-11 for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material missatatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Los Caballeros Apartments as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. The supporting data included in this report have been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.

The accompanying financial statements have been prepared assuming the limited partnership will continue as a going concern. As discussed in the notes to the financial statements, Los Caballeros Apartments Limited Partnership does not have the working capital necessary to cover the costs to cure deficiencies cited in a Department of Housing and Urban Development inspection report. Additionally, one of the three Housing Assistance Payment Contracts was not renewed. These problems raise substantial doubt about the entity's ability to continue as a going concern.


/S/ WEINTRAUB, NESSEL & SMITH, PLLC

WEINTRAUB, NESSEL & SMITH, PLLC
Certified Public Accountants


February 1, 1996

                   [WEINTRAUB, NESSEL & SMITH-LETTERHEAD]


                         INDEPENDENT AUDITORS' REPORT


To the Partners
Los Caballeros Apartments
28777 Northwestern Highway, Suite 100
Southfield, Michigan 48034

     We have audited the accompanying Comparative Balance Sheet of Los Caballeros Apartments (a limited partnership) as of December 31, 1994 and 1993 and the related Comparative Statements of Revenue and Expense, Partners' Equity, and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Los Caballeros Apartments as of December 31, 1994 and 1993 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. The supporting data included in this report have been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.



/S/ WEINTRAUB, NESSEL & SMITH

WEINTRAUB, NESSEL & SMITH
Certified Public Accountants

February 1, l995

                 [WEINTRAUB, NESSEL & SMITH, PLLC-LETTERHEAD]


                         INDEPENDENT AUDITORS' REPORT



To the Partners
ROSEWOOD MANOR APARTMENTS
28777 Northwestern Highway, Suite 100
Southfield, MI 48034


     We have audited the accompanying Comparative Balance Sheet of Rosewood Manor Apartments (a limited partnership) as of December 31, 1995 and 1994 and the related Statements of Revenue and Expense, Partners' Equity, and Cash Flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Rosewood Manor Apartments as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. The supporting data included in this report have been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.


/S/ WEINTRAUB, NESSEL & SMITH, PLLC

WEINTRAUB, NESSEL & SMITH, PLLC
Certified Public Accountants

February 6, 1996

                    [WEINTRAUB, NESSEL & SMITH-LETTERHEAD]


                         INDEPENDENT AUDITORS' REPORT


To the Partners
Rosewood Manor Apartments
28777 Northwestern Highway, Suite 100
Southfield, MI 48034

     We have audited the accompanying Comparative Balance Sheet of Rosewood Manor Apartments (a limited partnership) as of December 31, 1994 and 1993 and the related Statements of Revenue and Expense, Partners' Equity, and Cash Flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Rosewood Manor Apartments as of December 31, 1994 and 1993 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. The supporting data included in this report have been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.

/S/ WEINTRAUB, NESSEL & SMITH

WEINTRAUB, NESSEL & SMITH
Certified Public Accountants

February 14, 1995

                     [BOCKNEK, BERGER & GHERSI-LETTERHEAD]


                         Independent Auditors' Report


GROSVENOR SOUTH APARTMENTS LIMITED PARTNERSHIP
One Towne Square, Suite 1913
Southfield, Michigan 48076

Gentlemen:

We have audited the accompanying Balance Sheet of

                GROSVENOR SOUTH APARTMENTS LIMITED PARTNERSHIP
                            (a Limited partnership)

as of December 31, 1995 and 1994, and the related Statements of Revenue and Expense, Partners' Equity and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GROSVENOR SOUTH APARTMENTS LIMITED PARTNERSHIP as of December 31, 1995 and 1994, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying information is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/S/ BOCKNEK, BERGER & GHERSI

BOCKNEK, BERGER & GHERSI
Certified Public Accountants
Professional Corporation

January 27, 1996

                    [BOCKNEK, BERGER & GHERSI-LETTERHEAD]


                         Independent Auditors' Report



Grosvenor South Apartments Limited Partnership
One Towne Square, Suite 1913
Southfield, Michigan 48076

Gentlemen:

We have audited the accompanying Balance Sheet of

                GROSVENOR SOUTH APARTMENTS LIMITED PARTNERSHIP
                            (a Limited partnership)

as of December 31, 1994 and 1993, and the related Statements of Revenue and Expense, Partners' Equity and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grosvenor South Apartments Limited Partnership as of December 31, 1994 and 1993, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying information is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/S/ BOCKNEK, BERGER & GHERSI

BOCKNEK, BERGER & GHERSI
Certified Public Accountants
Professional Corporation

January 27, 1995

                     [BOCKNEK, BERGER & GHERSI-LETTERHEAD]


                         Independent Auditors' Report

GROSVENOR SOUTH APARTMENTS #2 LIMITED PARTNERSHIP
One Towne Square, Suite 1913
Southfield, Michigan 48076


Gentlemen:

We have audited the accompanying Balance Sheet of

                GROSVENOR SOUTH APARTMENTS #2 LIMITED PARTNERSHIP
                            (a Limited partnership)

as of December 31, 1995 and 1994, and the related Statements of Revenue and Expense, Partners' Equity and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GROSVENOR SOUTH APARTMENTS #2 LIMITED PARTNERSHIP as of December 31, 1995 and 1994, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying information is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/S/ BOCKNEK, BERGER & GHERSI

BOCKNEK, BERGER & GHERSI
Certified Public Accountants
Professional Corporation

January 27, 1995

                     [BOCKNEK, BERGER & GHERSI-LETTERHEAD]


                         Independent Auditors' Report

GROSVENOR SOUTH APARTMENTS #2 LIMITED PARTNERSHIP
One Towne Square, Suite 1913
Southfield, Michigan 48076


Gentlemen:

We have audited the accompanying Balance Sheet of

               GROSVENOR SOUTH APARTMENTS #2 LIMITED PARTNERSHIP
                            (a Limited partnership)

as of December 31, 1994 and 1993, and the related Statements of Revenue and Expense, Partners' Equity and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GROSVENOR SOUTH APARTMENTS #2 LIMITED PARTNERSHIP as of December 31, 1994 and 1993, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying information is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/S/ BOCKNEK, BERGER & GHERSI

BOCKNEK, BERGER & GHERSI
Certified Public Accountants
Professional Corporation

January 27, 1995

                    [BOCKNEK, BERGER & GHERSI-LETTERHEAD]


                         Independent Auditors' Report



Clinton Plaza Apartments Limited Partnership
One Towne Square, Suite 1913
Southfield, Michigan 48076

Gentlemen:

We have audited the accompanying Balance Sheet of

                 CLINTON PLAZA APARTMENTS LIMITED PARTNERSHIP
                            (a Limited partnership)

as of December 31, 1995 and 1994, and the related Statements of Revenue and Expense, Partners' Equity and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clinton Plaza Apartments Limited Partnership as of December 31, 1995 and 1994, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying information is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/S/ BOCKNEK, BERGER & GHERSI

BOCKNEK, BERGER & GHERSI
Certified Public Accountants
Professional Corporation

January 27, 1996

                     [BOCKNEK, BERGER & GHERSI-LETTERHEAD]


                         Independent Auditors' Report

CLINTON PLAZA APARTMENTS LIMITED PARTNERSHIP
One Towne Square, Suite 1913
Southfield, Michigan 48076

Gentlemen:

We have audited the accompanying Balance Sheet of

                 CLINTON PLAZA APARTMENTS LIMITED PARTNERSHIP
                            (a Limited partnership)

as of December 31, 1994 and 1993, and the related Statements of Revenue and Expense, Partners' Equity and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CLINTON PLAZA APARTMENTS LIMITED PARTNERSHIP as of December 31, 1994 and 1993, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying information is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/S/ BOCKNEK, BERGER & GHERSI

BOCKNEK, BERGER & GHERSI
Certified Public Accountants
Professional Corporation

January 27, 1995

                    [BOCKNEK, BERGER & GHERSI-LETTERHEAD]


                         Independent Auditors' Report



CLINTON PLAZA APARTMENTS #2 LIMITED PARTNERSHIP
One Towne Square, Suite 1913
Southfield, Michigan 48076

Gentlemen:

We have audited the accompanying Balance Sheet of

                CLINTON PLAZA APARTMENTS #2 LIMITED PARTNERSHIP
                            (a Limited partnership)

as of December 31, 1995 and 1994, and the related Statements of Revenue and Expense, Partners' Equity and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CLINTON PLAZA APARTMENTS #2 LIMITED PARTNERSHIP as of December 31, 1995 and 1994, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with qenerally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying information is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/S/ BOCKNEK, BERGER & GHERSI

BOCKNEK, BERGER & GHERSI
Certified Public Accountants
Professional Corporation

January 27, 1996

                     [BOCKNEK, BERGER & GHERSI-LETTERHEAD]


                         Independent Auditors' Report

CLINTON PLAZA APARTMENTS #2 LIMITED PARTNERSHIP
One Towne Square, Suite 1913
Southfield, Michigan 48076

Gentlemen:

We have audited the accompanying Balance Sheet of

                CLINTON PLAZA APARTMENTS #2 LIMITED PARTNERSHIP
                            (a Limited partnership)

as of December 31, 1994 and 1993, and the related Statements of Revenue and Expense, Partners' Equity and Cash Flows for the years then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on those financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CLINTON PLAZA APARTMENTS #2 LIMITED PARTNERSHIP as of December 31, 1994 and 1993, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying information is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/S/ BOCKNEK, BERGER & GHERSI

BOCKNEK, BERGER & GHERSI
Certified Public Accountants
Professional Corporation

January 27, 1995

                   [BROWDER & ASSOCIATES, P.C.-LETTERHEAD]


                         Independent Auditor's Report


To the Partners of
OAKLAND-KELLER PLAZA
Oakland, California

                                                     HUD Field Office Director
                                                     SAN FRANCISCO, CALIFORNIA

We have audited the accompanying balance sheet of OAKLAND-KELLER PLAZA, Project No. 121-44216-LDP, as of December 31, 1995, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OAKLAND-KELLER PLAZA as of DECEMBER 31, 1995, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Guide, we have also issued a report dated January 22, 1996 on our consideration of OAKLAND-KELLER PLAZA's internal control structure and reports dated January 22, 1996 on its compliance with laws and regulations applicable to the basic financial statements, the major HUD program, and the nonmajor HUD program.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report are presented for the purpose of additional analysis and are not a required part of the basic financial statements of OAKLAND-KELLER PLAZA. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/S/ BROWDER & ASSOCIATES, P.C.

Birmingham, Alabama                                           Federal Employer
January 22, 1996                                        Identification Number:
                                                                    63-0986156
Audit Principal: E.O. Browder, Jr.

                    [BROWDER & ASSOCIATES, P.C.-LETTERHEAD]


                         Independent Auditor's Report


To the Partners of
OAKLAND-KELLER PLAZA
Oakland, California


                                                     HUD Field Office Director
                                                     SAN FRANCISCO, CALIFORNLA

We have audited the accompanying balance sheet of OAKLAND-KELLER PLAZA, Project No. 121-44216-LDP, as of DECEMBER 31, 1994, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OAKLAND-KELLER PLAZA as of DECEMBER 31, 1994, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report are presented for the purpose of additional analysis and are not a required part of the basic financial statements of OAKLAND-KELLER PLAZA. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



/S/ BROWDER & ASSOCIATES, P.C.

BROWDER & ASSOCIATES, P.C.

January 25, 1995

                    [BROWDER & ASSOCIATES, P.C.-LETTERHEAD]


                         Independent Auditor's Report


To the Partners of
OAKLAND-KELLER PLAZA
Oakland, California

                                                     HUD Field Office Director
                                                     SAN FRANCISCO, CALIFORNIA

We have audited the accompanying balance sheet of OAKLAND-KELLER PLAZA, Project No. 121-44216-LDP, as of DECEMBER 31, 1993, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OAKLAND-KELLER PLAZA as of DECEMBER 31, 1993, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report are presented for the purpose of additional analysis and are not a required part of the basic financial statements of OAKLAND-KELLER PLAZA. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



/S/ BROWDER & ASSOCIATES, P.C.

BROWDER & ASSOCIATES, P.C.

January 31, 1994

                   [BROWDER & ASSOCIATES, P.C.-LETTERHEAD]


                         Independent Auditor's Report


To the Partners of
SAN DIEGO-LOGAN SQUARE GARDENS COMPANY
San Diego, California

                                                      HUD Field Office Director
                                                         SAN DIEGO, CALIFORNIA

We have audited the accompanying balance sheet of SAN DIEGO-LOGAN SQUARE GARDENS COMPANY, Project No. 129-44051-LD, as of DECEMBER 31, 1995, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD
Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SAN DIEGO-LOGAN SQUARE GARDENS COMPANY as of DECEMBER 31, 1995, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Guide, we have also issued a report dated January 22, 1996 on our consideration of SAN DIEGO-LOGAN SQUARE GARDENS COMPANY's internal control structure and reports dated January 22, 1996 on its compliance with laws and regulations applicable to the basic financial statements and the major HUD programs.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report are presented for the purpose of additional analysis and are not a required part of the basic financial statements of SAN DIEGO-LOGAN SQUARE GARDENS COMPANY. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/S/ BROWDER & ASSOCIATES, P.C.

Birmingham, Alabama                                           Federal Employer
January 22, 1996                                        Identification Number:
                                                                    63-0986156

Audit Principal: E.O. Browder, Jr.

                    [BROWDER & ASSOCIATES, P.C.-LETTERHEAD]


                         Independent Auditor's Report


To the Partners of
SAN DIEGO-LOGAN SQUARE GARDENS COMPANY
San Diego, California

                                                     HUD Field Office Director
                                                         SAN DIEGO, CALIFORNIA

We have audited the accompanying balance sheet of SAN DIEGO-LOGAN SQUARE GARDENS COMPANY, Project No. 129-44051-LD, as of DECEMBER 31, 1994, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SAN DIEGO-LOGAN SQUARE GARDENS COMPANY as of DECEMBER 31, 1994, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report are presented for the purpose of additional analysis and are not a required part of the basic financial statements of SAN DIEGO-LOGAN SQUARE GARDENS COMPANY. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



/S/ BROWDER & ASSOCIATES, P.C.

BROWDER & ASSOCIATES, P.C.

January 27, 1995

                    [BROWDER & ASSOCIATES, P.C.-LETTERHEAD]


                         Independent Auditor's Report


To the Partners of
SAN DIEGO-LOGAN SQUARE GARDENS COMPANY
San Diego, California

                                                     HUD Field Office Director
                                                         SAN DIEGO, CALIFORNIA

We have audited the accompanying balance sheet of SAN DIEGO-LOGAN SQUARE GARDENS COMPANY, Project No. 129-44051-LD, as of DECEMBER 31, 1993, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD
Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SAN DIEGO-LOGAN SQUARE GARDENS COMPANY as of DECEMBER 31, 1993, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report are presented for the purpose of additional analysis and are not a required part of the basic financial statements of SAN DIEGO-LOGAN SQUARE GARDENS COMPANY. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/S/ BROWDER & ASSOCIATES, P.C.

BROWDER & ASSOCIATES, P.C.

January 31, 1994

                    [BROWDER & ASSOCIATES, P.C.-LETTERHEAD]


                         Independent Auditor's Report


To the Partners of
GRANDVIEW-BLUE RIDGE MANOR
Grandview, Missouri

                                                     HUD Field Office Director
                                                         KANSAS CITY, MISSOURI

We have audited the accompanying balance sheet of GRANDVIEW-BLUE RIDGE MANOR, Project No. 084-44127-LDP, as of DECEMBER 31, 1995, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GRANDVIEW-BLUE RIDGE MANOR as of DECEMBER 31, 1995, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Guide, we have also issued a report dated January 22, 1996 on our consideration of GRANDVIEW-BLUE RIDGE MANOR's internal control structure and reports dated January 22, 1996 on its compliance with laws and regulations applicable to the basic financial statements and the major HUD programs.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report are presented for the purpose of additional analysis and are not a required part of the basic financial statements of GRANDVIEW-BLUE RIDGE MANOR. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/S/ BROWDER & ASSOCIATES, P.C.

Birmingham, Alabama                                           Federal Employer
January 22, 1996                                        Identification Number:
                                                                    63-0986156

Audit Principal: E.O. Browder, Jr.

                    [BROWDER & ASSOCIATES, P.C.-LETTERHEAD]


                         Independent Auditor's Report


To the Partners of
GRANDVIEW-BLUE RIDGE MANOR
Grandview, Missouri

                                                     HUD Field Office Director
                                                         KANSAS CITY, MISSOURI

We have audited the accompanying balance sheet of GRANDVIEW-BLUE RIDGE MANOR, Project No. 084-44127-LDP, as of December 31, 1994, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GRANDVIEW-BLUE RIDGE MANOR as of DECEMBER 31, 1994, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report are presented for the purpose of additional analysis and are not a required part of the basic financial statements of GRANDVIEW-BLUE RIDGE MANOR. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



/S/ BROWDER & ASSOCIATES, P.C.

BROWDER & ASSOCIATES, P.C.

January 18, 1995

                   [BROWDER & ASSOCIATES, P.C.-LETTERHEAD]


                         Independent Auditor's Report


To the Partners of
GRANDVIEW-BLUE RIDGE MANOR
Grandview, Missouri


                                                     HUD Field Office Director
                                                         KANSAS CITY, MISSOURI

We have audited the accompanying balance sheet of GRANDVIEW-BLUE RIDGE MANOR, Project No. 084-44127-LDP, as of DECEMBER 31, 1993, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GRANDVIEW-BLUE RIDGE MANOR as of DECEMBER 31, 1993, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report are presented for the purpose of additional analysis and are not a required part of the basic financial statements of GRANDVIEW-BLUE RIDGE MANOR. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



/S/ BROWDER & ASSOCIATES, P.C.

BROWDER & ASSOCIATES, P.C.

January 31, 1994

                    [BROWDER & ASSOCIATES, P.C.-LETTERHEAD]


                         Independent Auditor's Report


To the Partners of
ARDMORE-ROLLING MEADOWS OF ARDMORE, LTD.
Ardmore, Oklahoma

                                                     HUD Field Office Director
                                                       OKLAHOMA CITY, OKLAHOMA

We have audited the accompanying balance sheet of ARDMORE-ROLLING MEADOWS OF ARDMORE, LTD., PROJECT No. 117-44044-LD, as of DECEMBER 31, 1995, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ARDMORE-ROLLING MEADOWS OF ARDMORE, LTD. as of DECEMBER 31, 1995, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Guide, we have also issued a report dated January 22, 1996 on our consideration of ARDMORE-ROLLING MEADOWS OF ARDMORE, LTD.'s internal control structure and reports dated January 22, 1996 on its compliance with laws and regulations applicable to the basic financial statements. the major HUD program, and the nonmajor HUD program.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report are presented for the purpose of additional analysis and are not a required part of the basic financial statements of ARDMORE-ROLLING MEADOWS OF ARDMORE, LTD. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/S/ BROWDER & ASSOCIATES, P.C.

Birmingham, Alabama                                           Federal Employer
January 22, 1996                                        Identification Number:
                                                                    63-0986156

Audit Principal: E.O. Browder, Jr.

                    [BROWDER & ASSOCIATES, P.C.-LETTERHEAD]


                         Independent Auditor's Report


To the Partners of
ARDMORE-ROLLING MEADOWS OF ARDMORE, LTD.
Ardmore, Oklahoma

                                                     HUD Field Office Director
                                                       OKLAHOMA CITY, OKLAHOMA

We have audited the accompanying balance sheet of ARDMORE-ROLLING MEADOWS OF ARDMORE, LTD., Project No. 117-44044-LD, as of DECEMBER 31, 1994, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ARDMORE-ROLLING MEADOWS OF ARDMORE, LTD. as of DECEMBER 31, 1994, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report are presented for the purpose of additional analysis and are not a required part of the basic financial statements of ARDMORE-ROLLING MEADOWS OF ARDMORE, LTD. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



/S/ BROWDER & ASSOCIATES, P.C.

BROWDER & ASSOCIATES, P.C.

January 21, 1995

                    [BROWDER & ASSOCIATES, P.C. - LETTERHEAD]


                          Independent Auditor's Report


To the Partners of
ARDMORE-ROLLING MEADOWS OF ARDMORE, LTD.
Ardmore, Oklahoma

                                                       HUD Field Office Director
                                                         OKLAHOMA CITY, OKLAHOMA

We have audited the accompanying balance sheet of ARDMORE-ROLLING MEADOWS OF ARDMORE, LTD., Project No. 117-44044-LD, as of DECEMBER 31, 1993, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

ln our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ARDMORE-ROLLING MEADOWS OF ARDMORE, LTD. as of DECEMBER 31, 1993, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report are presented for the purpose of additional analysis and are not a required part of the basic financial statements of ARDMORE-ROLLING MEADOWS OF ARDMORE, LTD. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ BROWDER & ASSOCIATES, P.C.
BROWDER & ASSOCIATES, P.C.

January 17, 1993

                    [BROWDER & ASSOCIATES, P.C.-LETTERHEAD]


                         Independent Auditor's Report


To the Partners of
EL PASO-GATEWAY EAST, LTD.
El Paso, Texas
                                                     HUD Field Office Director
                                                             FORT WORTH, TEXAS

We have audited the accompanying balance sheet of EL PASO-GATEWAY EAST, LTD., Project No. 133-44016-LD, as of DECEMBER 31, 1995, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EL PASO-GATEWAY EAST, LTD. as of DECEMBER 31, 1995, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Guide, we have also issued a report dated January 22, 1996 on our consideration of EL
PASO-GATEWAY EAST, LTD.'s internal control structure and reports dated January 22, 1996 on its compliance with laws and regulations applicable to the basic financial statements, the major HUD program, and the nonmajor HUD program.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report are presented for the purpose of additional analysis and are not a required part of the basic financial statements of EL PASO-GATEWAY EAST, LTD. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/S/ BROWDER & ASSOCIATES, P.C.

Birmingham, Alabama                                           Federal Employer
January 22, 1996                                        Identification Number:
                                                                    63-0986156

Audit Principal: E.O. Browder, Jr.

                    [BROWDER & ASSOCIATES, P.C. - LETTERHEAD]


                         Independent Auditor's Report


To the Partners of
EL PASO-GATEWAY EAST, LTD.
El Paso, Texas

                                                       HUD Field Office Director
                                                               FORT WORTH, TEXAS

We have audited the accompanying balance sheet of EL PASO-GATEWAY EAST, LTD., Project No. 133-44016-LD, as of DECEMBER 31, 1994, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EL PASO-GATEWAY EAST, LTD. as of DECEMBER 31, 1994, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report are presented for the purpose of additional analysis and are not a required part of the basic financial statements of EL PASO-GATEWAY EAST, LTD. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ BROWDER & ASSOCIATES, P.C.
BROWDER & ASSOCIATES, P.C.

January 27, 1995

                    [BROWDER & ASSOCIATES, P.C. - LETTERHEAD]


                          Independent Auditor's Report


To the Partners of
EL PASO-GATEWAY EAST, LTD.
El Paso, Texas

                                                       HUD Field Office Director
                                                               FORT WORTH, TEXAS

We have audited the accompanying balance sheet of EL PASO-GATEWAY EAST, LTD., Project No. 133-44016-LD, as of DECEMBER 31, 1993, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EL PASO-GATEWAY EAST, LTD. as of DECEMBER 31, 1993, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report are presented for the purpose of additional analysis and are not a required part of the basic financial statements of EL PASO-GATEWAY EAST, LTD. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ BROWDER & ASSOCIATES, P.C.
BROWDER & ASSOCIATES, P.C.

February 1, 1994

                    [BROWDER & ASSOCIATES, P.C.-LETTERHEAD]


                          Independent Auditor's Report


To the Partners of
FORT WORTH-NORTHWOOD APARTMENTS, LTD.
Fort Worth Texas

                                                     HUD Field Office Director
                                                             FORT WORTH, TEXAS

We have audited the accompanying balance sheet of FORT WORTH-NORTHWOOD APARTMENTS, LTD., Project No. 113-44025, as of DECEMBER 31, 1995, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FORT WORTH-NORTHWOOD APARTMENTS, LTD. as of DECEMBER 31, 1995, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting Principles.

In accordance with Government Auditing Standards and the Guide, we have also issued a report dated January 22, 1996 on our consideration of FORT WORTH-NORTHWOOD APARTMENTS, LTD.'s internal control structure and reports dated January 22, 1996 on its compliance with laws and regulations applicable to the basic financial statements, the major HUD program, and the nonmajor HUD program.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report are presented for the purpose of additional analysis and are not a required part of the basic financial statements of FORT WORTH-NORTHWOOD APARTMENTS, LTD. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/S/ BROWDER & ASSOCIATES, P.C.

Birmingham, Alabama                                           Federal Employer
January 22, 1996                                        Identification Number:
                                                                    63-0986156

Audit Principal: E.O. Browder, Jr.

                    [BROWDER & ASSOCIATES, P.C. - LETTERHEAD]


                          Independent Auditor's Report


To the Partners of
FORT WORTH-NORTHWOOD APARTMENTS, LTD.
Fort Worth, Texas


                                                       HUD Field Office Director
                                                               FORT WORTH, TEXAS

We have audited the accompanying balance sheet of FORT WORTH-NORTHWOOD APARTMENTS, LTD., Project No. 113-44025, as of DECEMBER 31, 1994, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FORT WORTH-NORTHWOOD APARTMENTS, LTD. as of DECEMBER 31, 1994, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report are presented for the purpose of additional analysis and are not a required part of the basic financial statements of FORT WORTH-NORTHWOOD APARTMENTS, LTD. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ BROWDER & ASSOCIATES, P.C.
BROWDER & ASSOCIATES, P.C.

January 28, 1995

                    [BROWDER & ASSOCIATES, P.C. - LETTERHEAD]


                          Independent Auditor's Report


To the Partners of
FORT WORTH-NORTHWOOD APARTMENTS, LTD.
Fort Worth, Texas


                                                       HUD Field Office Director
                                                               FORT WORTH, TEXAS

We have audited the accompanying balance sheet of FORT WORTH-NORTHWOOD APARTMENTS, LTD., Project No. 113-44025, as of DECEMBER 31, 1993, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FORT WORTH-NORTHWOOD APARTMENTS, LTD. as of DECEMBER 31, 1993, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report are presented for the purpose of additional analysis and are not a required part of the basic financial statements of FORT WORTH-NORTHWOOD APARTMENTS, LTD. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ BROWDER & ASSOCIATES, P.C.
BROWDER & ASSOCIATES, P.C.

January 31, 1994

                    [BROWDER & ASSOCIATES, P.C.-LETTERHEAD]


                         Independent Auditor's Report


To the Partners of
STEPHENVILLE-TARLETON ARMS APARTMENTS, LTD.
Stephenville, Texas

                                                     HUD Field Office Director
                                                             FORT WORTH, TEXAS

We have audited the accompanying balance sheet of STEPHENVILLE-TARLETON ARMS APARTMENTS, LTD., Project No. 113-44034-LD, as of December 31, 1995, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of STEPHENVILLE-TARLETON ARMS APARTMENTS, LTD. as of DECEMBER 31, 1995, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Guide, we have also issued a report dated January 22, 1996 on our consideration OF STEPHENVILLE-TARLETON ARMS APARTMENTS, LTD.'s internal control structure and reports dated January 22, 1996 on its compliance with laws and regulations applicable to the basic financial statements, the major HUD program, and the nonmajor HUD program.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report are presented for the purpose of additional analysis and are not a required part of the basic financial statements of STEPHENVILLE-TARLETON ARMS APARTMENTS, LTD. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/S/ BROWDER & ASSOCIATES, P.C.

Birmingham, Alabama                                           Federal Employer
January 22, 1996                                        Identification Number:
                                                                    63-0986156

Audit Principal: E.O. Browder, Jr.

                    [BROWDER & ASSOCIATES, P.C. - LETTERHEAD]


                          Independent Auditor's Report


To the Partners of
STEPHENVILLE-TARLETON ARMS APARTMENTS, LTD.
Stephenville, Texas


                                                       HUD Field Office Director
                                                               FORT WORTH, TEXAS

We have audited the accompanying balance sheet of STEPHENVILLE-TARLETON ARMS APARTMENTS, LTD., Project No. 113-44034-LD, as of DECEMBER 31, 1994, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of STEPHENVILLE-TARLETON ARMS APARTMENTS, LTD. as of DECEMBER 31, 1994, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report are presented for the purpose of additional analysis and are not a required part of the basic financial statements of STEPHENVILLE-TARLETON ARMS APARTMENTS, LTD. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ BROWDER & ASSOCIATES, P.C.
BROWDER & ASSOCIATES, P.C.

January 19, 1995

                    [BROWDER & ASSOCIATES, P.C. - LETTERHEAD]

                          Independent Auditor's Report


To the Partners of
STEPHENVILLE-TARLETON ARMS APARTMENTS, LTD.
Stephenville, Texas


                                                       HUD Field Office Director
                                                               FORT WORTH, TEXAS

We have audited the accompanying balance sheet of STEPHENVILLE-TARLETON ARMS APARTMENTS, LTD., Project No. 113-44034-LD, as of DECEMBER 31, 1993, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of STEPHENVILLE-TARLETON ARMS APARTMENTS, LTD. as of DECEMBER 31, 1993, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report are presented for the purpose of additional analysis and are not a required part of the basic financial statements of STEPHENVILLE-TARLETON ARMS APARTMENTS, LTD. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ BROWDER & ASSOCIATES, P.C.
BROWDER & ASSOCIATES, P.C.

January 31, 1994

    [TRIEN, ROSENBERG, FELIX, ROSENBERG, BARR & WEINBERG, LLP-LETTERHEAD]


                         INDEPENDENT AUDITORS' REPORT


To the Partners of
Cudahy Gardens
(A Limited Partnership)

                         HUD Project No. 122-44132-LDP

We have audited the accompanying balance sheet of Cudahy Gardens (A Limited Partnership) (the "Partnership") HUD Project No. 122-44132-LDP as of December 31, 1995, and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development ("HUD"), Office of Inspector General. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cudahy Gardens (A Limited Partnership) as of December 31, 1995, and the results of its operations, changes in partners' capital, and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 15, 1996, on our consideration of the Partnership's internal control structure and reports dated February 15, 1996, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supplementary information included in the report shown on pages 11 through 18 is presented for the purpose of additional analysis and is not a required part of the basic financial statements of Cudahy Gardens (A Limited Partnership). Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/S/ TRIEN, ROSENBERG, FELIX, ROSENBERG, BARR & WEINBERG, LLP

TRIEN, ROSENBERG, FELIX,
  ROSENBERG, BARR & WEINBERG, LLP

February 15, 1996

       [TRIEN, ROSENBERG, FELIX, ROSENBERG, BARR & WEINBERG - LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Cudahy Gardens
(A Limited Partnership)

                          HUD Project No. 122-44132-LDP

We have audited the accompanying balance sheet of Cudahy Gardens (A Limited Partnership) (the "Partnership") HUD Project No. 122-44132-LDP as of December 31, 1994, and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development ("HUD"), Office of Inspector General. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cudahy Gardens (A Limited Partnership) as of December 31, 1994, and the results of its operations, changes in partners' capital, and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supplementary information included in the report shown on pages 11 through 18, is presented for the purpose of additional analysis and is not a required part of the financial statements of Cudahy Gardens (A Limited Partnership). Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ TRIEN, ROSENBERG, FELIX,
ROSENBERG, BARR & WEINBERG

TRIEN, ROSENBERG, FELIX,
 ROSENBERG, BARR & WEINBERG

February 2, 1995

       [TRIEN, ROSENBERG, FELIX, ROSENBERG, BARR & WEINBERG - LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Cudahy Gardens
(A Limited Partnership)

                          HUD Project No. 122-44132-LDP

We have audited the accompanying balance sheet of Cudahy Gardens (A Limited Partnership) (the "Partnership") HUD Project No. 122-44132-LDP as of December 31, 1993, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development ("HUD"), Office of Inspector General. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cudahy Gardens (A Limited Partnership) as of December 31, 1993, and the results of its operations, partners' capital and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supplementary information included in the report shown on pages ll through 18 is presented for the purpose of additional analysis and is not a required part of the financial statements of Cudahy Gardens (A Limited Partnership). Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ TRIEN, ROSENBERG, FELIX,
ROSENBERG, BARR & WEINBERG

TRIEN, ROSENBERG, FELIX,
 ROSENBERG, BARR & WEINBERG

February 23, 1994

    [TRIEN, ROSENBERG, FELIX, ROSENBERG, BARR & WEINBERG, LLP-LETTERHEAD]


                         INDEPENDENT AUDITORS' REPORT


To the Partners of
Pacific Palms
(A Limited Partnership)

                           HUD Project No. 122-44240

We have audited the accompanying balance sheet of Pacific Palms (A Limited Partnership) (the "Partnership") HUD Project No. 122-44240 as of December 31, 1995, and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development ("HUD"), Office of Inspector General. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Palms (A Limited Partnership) as of December 31, 1995, and the results of its operations, changes in partners' capital, and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 16, 1996, on our consideration of the Partnership's internal control structure and reports dated February 16, 1996, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supplementary information included in the report shown on pages 11 through 18, is presented for the purpose of additional analysis and is not a required part of the basic financial statements of Pacific Palms (A Limited Partnership). Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/S/ TRIEN, ROSENBERG, FELIX, ROSENBERG, BARR & WEINBERG, LLP

TRIEN, ROSENBERG, FELIX,
  ROSENBERG, BARR & WEINBERG, LLP

February 16, 1996

       [TRIEN, ROSENBERG, FELIX, ROSENBERG, BARR & WEINBERG - LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Pacific Palms
(A Limited Partnership)

                            HUD Project No.122-44240

We have audited the accompanying balance sheet of Pacific Palms (A Limited Partnership) (the "Partnership") HUD Project No. 122-44240 as of December 31, 1994, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development ("HUD"), Office of Inspector General. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Palms (A Limited Partnership) as of December 31, 1994, and the results of its operations, changes in partners' capital and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supplementary information included in the report shown on pages 10 through 17 is presented for the purpose of additional analysis and is not a required part of the financial statements of Pacific Palms (A Limited Partnership). Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ TRIEN, ROSENBERG, FELIX,
ROSENBERG, BARR & WEINBERG

TRIEN, ROSENBERG, FELIX,
ROSENBERG, BARR & WEINBERG

February 5, 1995

       [TRIEN, ROSENBERG, FELIX, ROSENBERG, BARR & WEINBERG - LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Pacific Palms
(A Limited Partnership)

                            HUD Project No. 122-44240

We have audited the accompanying balance sheet of Pacific Palms (A Limited Partnership) (the "Partnership") HUD Project No. 122-44240 as of December 31, 1993, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development ("HUD"), Office of Inspector General. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Palms (A Limited Partnership) as of December 31, 1993, and the results of its operations, changes in partners' capital and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supplementary information included in the report shown on pages 10 through 17, is presented for the purpose of additional analysis and is not a required part of the financial statements of Pacific Palms (A Limited Partnership). Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                                   /s/ TRIEN, ROSENBERG, FELIX,
                                                   ROSENBERG, BARR & WEINBERG

TRIEN, ROSENBERG, FELIX,
 ROSENBERG, BARR & WEINBERG

February 23, 1994

    [TRIEN, ROSENBERG, FELIX, ROSENBERG, BARR & WEINBERG, LLP-LETTERHEAD]


                         INDEPENDENT AUDITORS' REPORT


To the Partners of
Riverside Gardens
(A Limited Partnership)

                         HUD Project No. 122-44134-LDP

We have audited the accompanying balance sheet of Riverside Gardens (A Limited Partnership) (the "Partnership"), as of December 31, 1995, and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development ("HUD"), Office of Inspector General. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Riverside Gardens (A Limited Partnership) as of December 31, 1995, and the results of its operations, partners' capital and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 14, 1996, on our consideration of the Partnership's internal control structure and reports dated February 14, 1996, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supplementary information included in the report shown on pages 11 through 19, is presented for the purpose of additional analysis and is not a required part of the basic financial statements of Riverside Gardens (A Limited Partnership). Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/S/ TRIEN, ROSENBERG, FELIX, ROSENBERG, BARR & WEINBERG, LLP

TRIEN, ROSENBERG, FELIX,
  ROSENBERG, BARR & WEINBERG, LLP

February 14, 1996

        [TRIEN, ROSENBERG, FELIX, ROSENBERG, BARR & WEINBERG -LETTERHEAD


                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Riverside Gardens
(A Limited Partnership)

                          HUD Project No. 122-44134-LDP

We have audited the accompanying balance sheet of Riverside Gardens (A Limited Partnership) (the "Partnership") HUD Project No. 122-44134-LDP, as of December 31, 1994, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development ("HUD"), Office of Inspector General. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Riverside Gardens (A Limited Partnership) as of December 31, 1994, and the results of its operations, partners' deficiency and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying information included in the report shown on pages 10 through 17 is presented for the purpose of additional analysis and is not a required part of the financial statements of Riverside Gardens (A Limited Partnership). Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ TRIEN, ROSENBERG, FELIX,
ROSENBERG, BARR & WEINBERG

TRIEN, ROSENBERG, FELIX,
 ROSENBERG, BARR & WEINBERG

February 3, 1995

       [TRIEN, ROSENBERG, FELIX,ROSENBERG, BARR & WEINBERG - LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Riverside Gardens
(A Limited Partnership)

                          HUD Project No. 122-44134-LDP

We have audited the accompanying balance sheet of Riverside Gardens (A Limited Partnership) (the "Partnership") HUD Project No. 122-44134-LDP, as of December 31, 1993, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development ("HUD"), Office of Inspector General. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Riverside Gardens (A Limited Partnership) as of December 31, 1993, and the results of its operations, partners' deficiency and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying information included in the report shown on pages 10 through 17, is presented for the purpose of additional analysis and is not a required part of the financial statements of Riverside Gardens (A Limited Partnership). Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/TRIEN, ROSENBERG, FELIX,
ROSENBERG, BARR & WEINBERG

TRIEN, ROSENBERG, FELIX,
 ROSENBERG, BARR & WEINBERG

February 24, 1994

                    [ROBERT ERCOLINI & COMPANY-LETTERHEAD]


                         INDEPENDENT AUDITOR'S REPORT



The General Partners of
Bay Village Company
(a Massachusetts Limited Partnership)
Boston, Massachusetts


We have audited the accompanying balance sheets of Bay Village Company (a Massachusetts Limited Partnership) as of December 31, l995 and 1994 and the related statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bay Village Company (a Massachusetts Limited Partnership) as of December 31, 1995 and 1994, and the results of its operations, changes in partners' equity, and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


/S/ ROBERT ERCOLINI & COMPANY

January 26, 1996

                    [ROBERT ERCOLINI & COMPANY - LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT


The General Partners of
Bay Village Company
(a Massachusetts Limited Partnership)
Boston, Massachusetts

We have audited the accompanying balance sheets of Bay Village Company (a Massachusetts Limited Partnership) as of December 31, 1994 and 1993 and the related statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bay Village Company (a Massachusetts Limited Partnership) as of December 31, 1994 and 1993, and the results of its operations, changes in partners' equity, and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.


/s/ ROBERT ERCOLINI & COMPANY

January 23, 1995

            [WILLIAMS, CROSSLIN, SPARKS & VADEN, P.C.-LETTERHEAD]

         REPORT ON AUDITED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                        Independent Auditors' Report


To The Partners of
Buena Vista Manor Apartments, Ltd.
(A Tennessee Limited Partnership)
Nashville, Tennessee


We have audited the accompanying balance sheet of Buena Vista Manor Apartments, Ltd., (a Tennessee limited partnership), HUD Project No. 086-35009-SUP-LD as of December 31, 1995, and the related statements of profit and loss, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Buena Vista Manor Apartments, Ltd., at December 31, 1995, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 26, 1996 on our consideration of Buena Vista Manor Apartments, Ltd.'s, internal control structure, its compliance with laws and regulations, its compliance with specific requirements applicable to major HUD-assisted programs and its compliance with specific requirements applicable to affirmative fair housing.

To the Partners of
Buena Vista Manor Apartments, Ltd.
Page 2



Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting information contained in the report shown on pages 15 to 24 is presented for the purpose of additional analysis and is not a required part of the basic financial statements of Buena Vista Manor Apartments, Ltd. Such information has been subjected to the procedures applied in the audit of the financial statements and, in our opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.


/S/ WILLIAMS, CROSSLIN, SPARKS & VADEN, P.C.

January 26, 1996

             [WILLIAMS, CROSSLIN, SPARKS & VADEN, P.C. - LETTERHEAD]


          REPORT ON AUDITED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                          Independent Auditors' Report


To The Partners of
Buena Vista Manor Apartments, Ltd.
(A Tennessee Limited Partnership)
Nashville, Tennessee

We have audited the accompanying balance sheet of Buena Vista Manor Apartments, Ltd., (a Tennessee limited partnership), HUD Project No. 086-35009-SUP-LD as of December 31, 1994, and the related statements of profit and loss, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Buena Vista Manor Apartments, Ltd., at December 31, 1994, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting information contained in the report shown on pages 14 to 23 is presented for the purpose of additional analysis and is not a required part of the basic financial statements of Buena Vista Manor Apartments, Ltd. Such information has been subjected to the procedures applied in the audit of the financial statements and, in our opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.

/s/ WILLIAMS, CROSSLIN, SPARKS & VADEN, P.C.

February 6, 1995

             [WILLIAMS, CROSSLIN, SPARKS & VADEN, P.C. - LETTERHEAD]

          REPORT ON AUDITED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                          Independent Auditors' Report


To The Partners of
Buena Vista Manor Apartments, Ltd.
(A Tennessee Limited Partnership)
Nashville, Tennessee


We have audited the accompanying balance sheet of Buena Vista Manor Apartments, Ltd., (a Tennessee limited partnership), HUD Project No. 086-35009-SUP-LD as of December 31, 1993, and the related statements of profit and loss, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of the Buena Vista Manor Apartments, Ltd., at December 31, 1993, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting information contained in the report shown on pages 14 to 22 is presented for the purpose of additional analysis and is not a required part of the basic financial statements of Buena Vista Manor Apartments, Ltd. Such information has been subjected to the procedures applied in the audit of the financial statements and, in our opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.


/s/ WILLIAMS, CROSSLIN, SPARKS & VADEN, P.C.

February 5, 1994

              [ONSTOTT, CRADDICK & HYDE, CPA'S, INC.-LETTERHEAD]


                         Independent Auditors' Report

To the Partners
Rolling Meadows Apartments, Ltd.


We have audited the balance sheet of HUD Project No. 117-44009-LD, Rolling Meadows Apartments, LTD., (a limited partnership) as of December 31, 1995, and the related statements of profit and loss, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUD Project No. 117-44009-LD, Rolling Meadows Apartments, Ltd. at December 31, 1995 and the results of its operations and changes in partners' capital and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report (shown on Schedules 1 to 14) are presented for the purposes of additional analysis and are not a required part of the financial statements of Rolling Meadows Apartments, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/S/ ONSTOTT, CRADDICK & HYDE CPA's, INC.

Onstott, Craddick & Hyde CPA's, Inc.
February 20, 1996

              [ONSTOTT, CRADDICK & HYDE, CPA'S, INC. - LETTERHEAD]


                          Independent Auditor's Report

To the Partners
Rolling Meadows Apartments, Ltd.


We have audited the balance sheet of HUD Project No. 117-44009-LD, Rolling Meadows Apartments, LTD., (a limited partnership) as of December 31, 1994, and the related statement of profit and loss, changes in partners' capital and cash flow for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUD Project No. 117-44009-LD, Rolling Meadows Apartments, Ltd. at December 31, 1994 and the results of its operations and changes in partners' capital and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report (shown on Schedules 1 to 14) are presented for the purposes of additional analysis and are not a required part of the financial statements of Rolling Meadows Apartments, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ ONSTOTT, CRADDICK & HYDE CPA's, INC.

ONSTOTT, CRADDICK & HYDE CPA's, INC.

February 28, 1995

               [ONSTOTT, CRADDICK & HYDE, CPA'S INC. - LETTERHEAD]


                          Independent Auditor's Report


To the Partners
Rolling Meadows Apartments, Ltd.

We have audited the balance sheet of HUD Project No. 117-44009-LD, Rolling Meadows Apartments, LTD., (a limited partnership) as of December 31, 1993, and the related statement of profit and loss, changes in partners' capital and cash flow for the year then ended. Our examination was made in accordance with generally accepted auditing standards, and accordingly, included such tests of the accounting records and such other auditing procedures as we considered necessary in the circumstances.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUD ROLLING MEADOWS APARTMENTS, LTD. at December 31, 1993 and the results of its operations and changes in partners' capital and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report (shown on Schedules 1 to 13) are presented for the purposes of additional analysis and are not a required part of the financial statements of Rolling Meadows Apartments, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ ONSTOTT, CRADDICK & HYDE CPA's, INC.

ONSTOTT, CRADDICK & HYDE CPA's, INC.

February 28, 1994

                          [EDWARD LEMKIN-LETTERHEAD]


                         INDEPENDENT AUDITOR'S REPORT


To the Partners
Westgate Associates Limited

     I have audited the accompanying balance sheet of Westgate Associates Limited, HUD Project No.: 026-44008-SHM (a Vermont limited partnership) as of December 31, 1995, and the related statements of profit & loss (HUD Form #92410), partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westgate Associates Limited, HUD Project No.: 026-44008-SHM, as of December 31, 1995, and the results of its operations, its changes in partners' capital and its cash flows for the year then ended in conformity with generally accepted accounting principles.

     In accordance with Government Auditing Standards, I have also issued a report dated February 2, 1996 on consideration of Westgate Associates Limited's internal control structure and a report dated February 2, 1996 on its compliance with laws and regulations.

     The accompanying supplemental information (shown on pages 17 to 25) is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


                                                    /S/ EDWARD LEMKIN

                                                      EDWARD LEMKIN
                                               Certified Public Accountant

Orange, Connecticut
February 2, 1996

                          [EDWARD LEMKIN - LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT


To the Partners
Westgate Associates Limited

        I have audited the accompanying balance sheet of Westgate Associates Limited, HUD Project No.: 026-44008-SHM (a Vermont limited partnership) as of December 31, 1994, and the related statements of profit & loss (HUD Form #92410), partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

        I conducted my audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

        In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westgate Associates Limited, HUD Project No.: 026-44008-SHM, as of December 31, 1994, and the results of its operations, its changes in partners' capital and its cash flows for the year then ended in conformity with generally accepted accounting principles.

        My audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information included in the report (shown on pages 17 to 25) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of Westgate Associates Limited. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                /s/ EDWARD LEMKIN

                                  EDWARD LEMKIN
                           Certified Public Accountant

Orange, Connecticut
February 1, 1995

                          [EDWARD LEMKIN - LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT


To the Partners
Westgate Associates Limited

           I have audited the accompanying balance sheet of Westgate Associates Limited, HUD Project No.: 026-44008-SHM (a Vermont limited partnership) as of December 31, 1993, and the related statements of profit & loss (HUD Form #92410), partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

           I conducted my audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

           In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westgate Associates Limited, HUD Project No.: 026-44008-SHM, as of December 31, 1993, and the results of its operations, its changes in partners' capital and its cash flows for the year then ended in conformity with generally accepted accounting principles.

           My audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information included in the report (shown on pages 17 to 25) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of Westgate Associates Limited. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                /s/ EDWARD LEMKIN

                                  EDWARD LEMKIN
                           Certified Public Accountant

Orange, Connecticut
February 4, 1994

                          [EDWARD LEMKIN-LETTERHEAD]


                         INDEPENDENT AUDITOR'S REPORT


To the Partners
Wingate Associates Limited


     I have audited the accompanying balance sheet of Wingate Associates Limited, HUD Project No.: 024-44018-LDP (a New Hampshire limited partnership) as of December 31, 1995, and the related statements of profit & loss (HUD Form #92410), partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wingate Associates Limited, HUD Project No.: 024-44018-LDP, as of December 31, 1995, and the results of its operations, its changes in partners' capital and its cash flows for the year then ended in conformity with generally accepted accounting principles.

     In accordance with Government Auditing Standards, I have also issued a report dated February 3, 1996 on my consideration of Wingate Associates Limited's internal control structure and a report dated February 3, 1996 on its compliance with laws and regulations.

     The accompanying supplemental information (shown on pages 17 to 25) is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


                                                    /S/ EDWARD LEMKIN

                                                      EDWARD LEMKIN
                                               Certified Public Accountant

Orange, Connecticut
February 3, 1996

                          [EDWARD LEMKIN - LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT


To the Partners
Wingate Associates Limited

        I have audited the accompanying balance sheet of Wingate Associates Limited, HUD Project No.: 024-44018-LDP (a New Hampshire limited partnership) as of December 31, 1994, and the related statements of profit & loss (HUD Form #92410), partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

        I conducted my audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

        In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wingate Associates Limited, HUD Project No.: 024-44018-LDP, as of December 31, 1994, and the results of its operations, its changes in partners' capital and its cash flows for the year then ended in conformity with generally accepted accounting principles.

        My audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information included in the report (shown on pages 16 to 24) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of Wingate Associates Limited. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                /s/ EDWARD LEMKIN

                                  EDWARD LEMKIN
                           Certified Public Accountant

Orange, Connecticut
February 4, 1995

                          [EDWARD LEMKIN - LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT


To the Partners
Wingate Associates Limited

           I have audited the accompanying balance sheet of Wingate Associates Limited, HUD Project No.: 024-44018-LDP (a New Hampshire limited partnership) as of December 31, 1993, and the related statements of profit & loss (HUD Form #92410), partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

           I conducted my audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

           In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wingate Associates Limited, HUD Project No.: 024-44018-LDP, as of December 31, 1993, and the results of its operations, its changes in partners' capital and its cash flows for the year then ended in conformity with generally accepted accounting principles.

           My audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information included in the report (shown on pages 16 to 24) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of Wingate Associates Limited. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


                                /s/ EDWARD LEMKIN

                                  EDWARD LEMKIN
                           Certified Public Accountant

Orange, Connecticut
February 4, 1994

                          [EDWARD LEMKIN-LETTERHEAD]


                         INDEPENDENT AUDITOR'S REPORT

To the Partners
South Munjoy Associates Limited


     I have audited the accompanying balance sheet of South Munjoy Associates Limited, HUD Project No.: 022-55002-LDP-R (a Maine limited partnership) as of December 31, 1995, and the related statements of profit & loss (HUD Form #92410), partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Munjoy Associates Limited, HUD Project No.: 022-55002-LDP-R, as of December 31, 1995, and the results of its operations, its changes in partners' capital, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

     In accordance with Government Auditing Standards, I have also issued a report dated February 6, 1996 on my consideration of South Munjoy Associates Limited's internal control structure and a report dated February 6, 1996 on its compliance with laws & regulations.

     The accompanying supplemental information (shown on pages 18 to 26) are presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


                                                    /S/ EDWARD LEMKIN

                                                      EDWARD LEMKIN
                                               Certified Public Accountant

Orange, Connecticut
February 6, 1996

                          [EDWARD LEMKIN - LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT


To the Partners
South Munjoy Associates Limited

        I have audited the accompanying balance sheet of South Munjoy Associates Limited, HUD Project No.: 022-55002-LDP-R (a Maine limited partnership) as of December 31, 1994, and the related statements of profit & loss (HUD Form #92410), partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

        I conducted my audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

        In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Munjoy Associates Limited, HUD Project No.: 022-55002-LDP-R, as of December 31, 1994, and the results of its operations, its changes in partners' capital, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

        My audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information included in the report (shown on pages 16 to 24) are presented for the purpose of additional analysis and are not a required part of the basic financial statement of South Munjoy Associates Limited. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


                                /s/ EDWARD LEMKIN

                                  EDWARD LEMKIN
                           Certified Public Accountant

Orange, Connecticut
February 8, 1995

                          [EDWARD LEMKIN - LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
South Munjoy Associates Limited

        I have audited the accompanying balance sheet of South Munjoy Associates Limited, HUD Project No.: 022-55002-LDP-R (a Maine limited partnership) as of December 31, 1993, and the related statements of profit & loss (HUD Form #92410), partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

        I conducted my audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

        In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Munjoy Associates Limited, HUD Project No.: 022-55002-LDP-R, as of December 31, 1993, and the results of its operations, its changes in partners' capital, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

        My audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information included in the report (shown on pages 16 to 23) are presented for the purpose of additional analysis and are not a required part of the basic financial statement of South Munjoy Associates Limited. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                /s/ EDWARD LEMKIN

                                  EDWARD LEMKIN
                           Certified Public Accountant

Orange, Connecticut
February 4, 1994

[JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A.-LETTERHEAD]


INDEPENDENT AUDITORS' REPORT


To the Partners
Cedar Hill Apartments:

We have audited the accompanying special-purpose balance sheet of Cedar Hill Apartments (the "Partnership") as of December 31, 1995, and the related special-purpose statements of profit and loss, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partner, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying special-purpose financial statements have been prepared, as described in Note 1 to the financial statements, for the purpose of consolidation with those of Cambridge + Related Housing Properties Limited Partnership ("Cambridge"), and on the basis of accounting practices specified by the management of Cambridge. These financial statements are not intended to be a presentation in conformity with generally accepted accounting principles.

In our opinion, such special-purpose financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with the basis of accounting described in Note 1.

This report is intended solely for the information and use of the partners of Cedar Hill Apartments, management and Cambridge and should not be used for any other purpose.


/S/ JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A.

January 26, 1996

[JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A. - LETTERHEAD]


INDEPENDENT AUDITORS' REPORT


To the Partners
Cedar Hill Apartments:

We have audited the accompanying special-purpose balance sheet of Cedar Hill Apartments (the "Partnership") as of December 31, 1994, and the related special-purpose statements of profit and loss, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partner, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying special-purpose financial statements have been prepared, as described in Note 1 to the financial statements, for the purpose of consolidation with those of Cambridge + Related Housing Properties Limited Partnership ("Cambridge"), and on the basis of accounting practices specified by the management of Cambridge. These financial statements are not intended to be a presentation in conformity with generally accepted accounting principles.

In our opinion, such special-purpose financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1994, and the results of its operations and its cash flow for the year then ended in conformity with the basis of accounting described in Note 1.

This report is intended solely for the information and use of the partners of Cedar Hill Apartments, management and Cambridge and should not be used for any other purpose.


/s/ JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A.

February 2, 1995

[JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A. - LETTERHEAD]


INDEPENDENT AUDITORS' REPORT


To the Partners
Cedar Hill Apartments:

We have audited the accompanying special-purpose balance sheet of Cedar Hill Apartments (the "Partnership") as of December 31, 1993, and the related special-purpose statements of profit and loss, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying special-purpose financial statements have been prepared, as described in Note 1 to the financial statements, for the purpose of consolidation with those of Shearson & Related Housing Properties Limited Partnership ("Shearson"), and on the basis of accounting practices specified by the management of Shearson. These financial statements are not intended to be a presentation in conformity with generally accepted accounting principles.

In our opinion, such special-purpose financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with the basis of accounting described in Note 1.

This report is intended solely for the information and use of the partners of Cedar Hill Apartments, management and Shearson and should not be used for any other purpose.


/s/ JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A.

February 2, 1994

[JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A.-LETTERHEAD]


INDEPENDENT AUDITORS' REPORT


To the Partners
Char-Mur Apartments:


We have audited the accompanying special-purpose balance sheet of Char-Mur Apartments (the "Partnership") as of December 31, 1995, and the related special purpose statements of profit and loss, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partner, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying special-purpose financial statements have been prepared, as described in Note 1 to the financial statements, for the purpose of consolidation with those of Cambridge + Related Housing Properties Limited Partnership ("Cambridge"), and on the basis of accounting practices specified by the management of Cambridge. These financial statements are not intended to be a presentation in conformity with generally accepted accounting principles.

In our opinion, such special-purpose financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with the basis of accounting described in Note 1.

This report is intended solely for the information and use of the partners of Char-Mur Apartments, management and Cambridge and should not be used for any other purpose.


/S/ JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A.

February 4, 1996

[JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A. - LETTERHEAD]


INDEPENDENT AUDITORS' REPORT


To the Partners
Char-Mur Apartments:

We have audited the accompanying special-purpose balance sheet of Char-Mur Apartments (the "Partnership") as of December 31, l994, and the related special-purpose statements of profit and loss, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partner, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying special-purpose financial statements have been prepared, as described in Note l to the financial statements, for the purpose of consolidation with those of Cambridge + Related Housing Properties Limited Partnership ("Cambridge"), and on the basis of accounting practices specified by the management of Cambridge. These financial statements are not intended to be a presentation in conformity with generally accepted accounting principles.

In our opinion, such special-purpose financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, l994, and the results of its operations and its cash flows for the year then ended in conformity with the basis of accounting described in Note 1.

This report is intended solely for the information and use of the partners of Char-Mur Apartments, management and Cambridge and should not be used for any other purpose.

/s/ JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A.

January 3l, 1995

[JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A. - LETTERHEAD]

INDEPENDENT AUDITORS' REPORT


To the Partners
Char-Mur Apartments:

We have audited the accompanying special-purpose balance sheet of Char-Mur Apartments (the "Partnership") as of December 31, 1993, and the related special-purpose statements of profit and loss, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying special-purpose financial statements have been prepared, as described in Note 1 to the financial statements, for the purpose of consolidation with those of Shearson & Related Housing Properties Limited Partnership ("Shearson"), and on the basis of accounting practices specified by the management of Shearson. These financial statements are not intended to be a presentation in conformity with generally accepted accounting principles.

In our opinion, such special-purpose financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with the basis of accounting described in Note 1.

This report is intended solely for the information and use of the partners of Char-Mur Apartments, management and Shearson and should not be used for any other purpose.


/s/ JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A.

January 31, 1994

[JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A.-LETTERHEAD]


INDEPENDENT AUDITORS' REPORT


To the Partners
Crossett Apartments, Ltd.:


We have audited the accompanying special-purpose balance sheet of Crossett Apartments, Ltd. (the "Partnership") as of December 31, 1995, and the related special-purpose statements of profit and loss, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partner, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying special-purpose financial statements have been prepared, as described in Note 1 to the financial statements, for the purpose of consolidation with those of Cambridge + Related Housing Properties Limited Partnership ("Cambridge"), and on the basis of accounting practices specified by the management of Cambridge. These financial statements are not intended to be a presentation in conformity with generally accepted accounting principles.

In our opinion, such special-purpose financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with the basis of accounting described in Note 1.

This report is intended solely for the information and use of the partners of Crossett Apartments, Ltd., management and Cambridge and should not be used for any other purpose.


/S/ JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A.

February 6, 1996

[JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A. - LETTERHEAD]


INDEPENDENT AUDITORS' REPORT

To the Partners
Crossett Apartments, Ltd.:

We have audited the accompanying special-purpose balance sheet of Crossett Apartments, Ltd. (the "Partnership") as of December 31, 1994, and the related special-purpose statements of profit and loss, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partner, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying special-purpose financial statements have been prepared, as described in Note l to the financial statements, for the purpose of consolidation with those of Cambridge + Related Housing Properties Limited Partnership ("Cambridge"), and on the basis of accounting practices specified by the management of Cambridge. These financial statements are not intended to be a presentation in conformity with generally accepted accounting principles.

In our opinion, such special-purpose financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with the basis of accounting described in Note 1.

This report is intended solely for the information and use of the partners of Crossett Apartments, Ltd., management and Cambridge and should not be used for any other purpose.


/s/ JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A.

January 25, 1995

[JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A. - LETTERHEAD]


INDEPENDENT AUDITORS' REPORT


To The Partners
Crossett Apartments, Ltd.:

We have audited the accompanying financial statements of Crossett Apartments, Ltd. (Project Number 082-44063 ID/SUP) (a limited partnership hereinafter referred to as the "Partnership") as of December 31, 1993, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partner, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of the Partnership on pages 11 - 14 are presented for the purpose of additional analysis and are not a required part of the financial statements of the Partnership, but are required by the Consolidated Audit Guide for Audits of HUD Programs, issued October 1991 by the U.S. Department of Housing and Urban Development, Office of Inspector General. Such schedules, which are the responsibility of the General Partner, have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the financial statements taken as a whole.


/s/ JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A.

February 1, 1994

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                             February 29,      February 28,
                                                                                1996              1995
                                                                             -----------       ------------
Property and equipment - at cost, less accumulated depreciation
   (Notes 2, 4, 6 and 7)                                                      $111,663,787      $116,973,777
Cash and cash equivalents (Notes 2 and 10)                                       4,277,246         4,176,820
Certificates of deposit (Note 10)                                                  255,000           255,000
Cash - restricted for tenants' security deposits                                 1,155,455         1,126,821
Mortgage escrow deposits (Notes 5, 6 and 10)                                     7,969,001         7,584,710
Rents receivable                                                                   288,143           214,944
Prepaid expenses and other assets                                                  961,020           914,635
                                                                              ------------      ------------

   Total assets                                                               $126,569,652      $131,246,707
                                                                              ============      ============

                       LIABILITIES AND PARTNERS' DEFICIT

Mortgage notes payable (Notes 6 and 10)                                       $ 71,832,854      $ 73,782,266
Purchase money notes payable (Note 7)                                           61,029,115        61,029,115
Due to selling partners (Note 7)                                                62,562,415        57,557,726
Accounts payable, accrued expenses and other liabilities                         6,333,269         6,017,798
Tenants' security deposits payable                                               1,155,455         1,126,821
Due to general partners of subsidiaries and their affiliates (Note 8)              998,268         1,057,551
Due to general partners and affiliates (Note 8)                                  2,989,870         2,913,359
                                                                              ------------      ------------
                                                                               206,901,246       203,484,636
                                                                              ------------      ------------
Minority interest (Note 2)                                                          76,347            87,023
                                                                              ------------      ------------
Commitments and contingencies (Note 10)

Partners' deficit                                                              (80,407,941)      (72,324,952)
                                                                              ------------      ------------

   Total liabilities and partners' deficit                                    $126,569,652      $131,246,707
                                                                              ============      ============



See accompanying notes to consolidated financial statements

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                Year Ended
                                                              -------------------------------------------------
                                                              February 29,      February 28,     February 28,
                                                                 1996              1995             1994*
                                                              ------------      ------------     ------------
Revenues
   Rentals, net                                                 $29,764,899       $28,970,357     $ 28,336,085
   Other                                                            828,657           731,485          694,887
                                                                -----------       -----------     ------------
                                                                 30,593,556        29,701,842       29,030,972
                                                                -----------       -----------     ------------

Expenses
   Selling and renting                                              466,937           447,549          523,265
   Administrative and management                                  4,259,188         4,108,892        3,940,825
   Administrative and management-related parties (Note 8)         1,898,169         1,875,898        1,780,328
   Operating                                                      4,991,453         5,078,721        4,738,310
   Repairs and maintenance                                        7,891,374         7,529,949        7,488,179
   Taxes and insurance                                            4,223,636         4,189,053        4,355,995
   Financial, principally interest                                8,329,170         8,496,497        8,602,020
   Depreciation and amortization                                  6,618,370         6,490,980        6,505,128
                                                                -----------       -----------     ------------
                                                                 38,678,297        38,217,539       37,934,050
                                                                -----------       -----------     ------------
                                                                 (8,084,741)       (8,515,697)      (8,903,078)
                                                                -----------       -----------     ------------
Minority interest in loss of subsidiaries                             1,752               481            2,771
                                                                -----------       -----------     ------------

Net loss                                                        $(8,082,989)      $(8,515,216)     $(8,900,307)
                                                                ===========       ===========      ===========

Number of limited partnership units outstanding                      10,038            10,038           10,038
                                                                ===========       ===========      ===========

Net loss per limited partners                                   $(8,002,159)      $(8,430,064)     $(8,811,304)
                                                                ===========       ===========      ===========

Net loss per limited partnership unit                           $      (797)      $      (840)     $      (878)
                                                                ===========       ===========      ===========

* Reclassified for comparative purposes
See accompanying notes to consolidated financial statements

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT


                                                                 Total      Limited Partners    General Partners
                                                             ------------   ----------------    ----------------
Balance - March 1, 1993                                      $(54,909,429)    $(53,911,804)       $  (997,625)

Net loss - year ended February 28, 1994                        (8,900,307)      (8,811,304)           (89,003)
                                                             ------------     ------------        -----------

Balance - February 28, 1994                                   (63,809,736)     (62,723,108)        (1,086,628)
                                                             ------------     ------------        -----------

Net loss - year ended February 28, 1995                        (8,515,216)      (8,430,064)           (85,152)
                                                             ------------     ------------        -----------

Balance - February 28, 1995                                   (72,324,952)     (71,153,172)        (1,171,780)
                                                             ------------     ------------        -----------

Net loss - year ended February 29, 1996                        (8,082,989)      (8,002,159)           (80,830)
                                                             ------------     ------------        -----------
Balance - February 29, 1996                                  $(80,407,941)    $(79,155,331)       $(1,252,610)
                                                             ============     ============        ===========

See accompanying notes to consolidated financial statements

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents

                                                                                Year Ended
                                                              -------------------------------------------------
                                                              February 29,      February 28,     February 28,
                                                                 1996              1995             1994*
                                                              ------------      ------------     ------------
Cash flows from operating activities:
   Net loss                                                    $(8,082,989)      $(8,515,216)      $(8,900,307)
                                                               -----------       -----------       -----------
   Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization                                 6,618,370         6,490,980         6,505,128
   (Increase) decrease in assets
     Cash restricted for tenants' security deposits                (28,634)          (21,182)          189,864
     Mortgage escrow deposits                                     (103,030)         (264,716)         (330,425)
     Rents receivable                                              (73,199)          101,327          (103,912)
     Prepaid expenses and other assets                             (46,385)           81,068            53,356
   Increase (decrease) in liabilities
     Due to selling partners                                     5,492,620         5,492,620         5,492,620
     Accounts payable, accrued expenses and other liabilities      315,471           291,364           363,312
     Tenants' security deposits payable                             28,634            21,182           (10,995)
     Due to general partners of subsidiaries and their affiliates  (59,283)           (5,135)          140,261
     Due to general partners and affiliates                         76,511           (12,841)           27,137
     Minority interest in loss of subsidiaries                      (1,752)             (481)           (2,771)
                                                               -----------       -----------       -----------
       Total adjustments                                        12,219,323        12,174,186        12,323,575
                                                               -----------       -----------       -----------
   Net cash provided by operating activities                     4,136,334         3,658,970         3,423,268
                                                               -----------       -----------       -----------
Cash flows from investing activities:
   Net additions of property and equipment                      (1,308,380)       (1,269,577)         (997,317)
   Increase in mortgage escrow
     deposits-replacement reserves                                (281,261)         (170,583)         (273,105)
                                                               -----------       -----------       -----------

   Net cash used in investing activities                        (1,589,641)       (1,440,160)       (1,270,422)
                                                               -----------       -----------       -----------

Cash flows from financing activities:
   Principal payment of mortgage notes                          (1,949,412)       (1,834,767)       (1,714,585)
   Payments to selling partners                                   (487,931)         (252,670)         (559,729)
   Decrease in minority interest                                    (8,924)           (4,055)           (9,770)
                                                               -----------       -----------       -----------

   Net cash used in financing activities                        (2,446,267)       (2,091,492)       (2,284,084)
                                                               -----------       -----------       -----------

Net increase (decrease) in cash and cash equivalents               100,426           127,318          (131,238)

Cash and cash equivalents, beginning of year                     4,176,820         4,049,502         4,180,740
                                                               -----------       -----------       -----------

Cash and cash equivalents, end of year                         $ 4,277,246       $ 4,176,820       $ 4,049,502
                                                               ===========       ===========       ===========

Supplemental disclosure of cash flows information:
   Cash paid during the year for interest                      $ 2,725,430       $ 2,910,812       $ 3,197,081
                                                               ===========       ===========       ===========

* Reclassified for comparative purposes
See accompanying notes to consolidated financial statements.

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 29, 1996


NOTE 1  -     Organization

     Cambridge + Related Housing Properties Limited Partnership, (the "Partnership") was formed pursuant to the laws of the State of Massachusetts on April 28, 1983. The Partnership invests, as a limited partner, in other limited partnerships (referred to herein as "Local Partnerships" "subsidiary" or "subsidiary partnerships"), each of which owns and operates an existing Apartment Complex which is receiving some form of local, state or federal assistance, including mortgage insurance, rental assistance payments, permanent mortgage financing and/or interest reduction payments ("Government Assistance").

     The Partnership holds an interest in forty-four Local Partnerships, which own forty-five Apartment Complexes receiving Government Assistance.

     The General Partners of the Partnership are Government Assisted Properties, Inc. (the "Assisted General Partner"), a Delaware corporation and a wholly owned subsidiary of Lehman Brothers Inc. ("Lehman"), a Delaware corporation, Related Housing Programs Corporation (the "Related General Partner"), a Delaware corporation and an affiliate of The Related Companies, L.P. ("Related"), a New York limited partnership, and Cambridge/Related Housing Associates Limited Partnership ("Cambridge Related Associates"), a Massachusetts limited partnership. The General Partners of Cambridge Related Associates are the Assisted General Partner and the Related General Partner.

     Pursuant to the public offering, which occurred during 1983 through 1985, the Partnership received $50,190,000 of Gross Proceeds from 4,318 investors. No further issuance of Initial Limited Partnership Interests or Additional Limited Partnership Interests is anticipated.

     The terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership (the "Partnership Agreement") provide, among other things, that profits or losses, in general, be shared 99% by the limited partners and 1% by the general partners.


NOTE 2  -     Summary of Significant Accounting Policies

     a) Basis of Consolidation

     The consolidated financial statements include the accounts of the Partnership and 44 subsidiary partnerships in which the Partnership is the principal limited partner, with an ownership interest of 98.99%.

     For financial reporting purposes, the Partnership's fiscal year ends on the last day of February. All subsidiaries have fiscal years ending December 31. Accounts of subsidiaries have been adjusted for intercompany transactions from January 1 through the last day of February.

     All intercompany accounts and transactions have been eliminated in consolidation.

     Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arises from contributions and distributions to the minority interest partners.

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 29, 1996

NOTE 2  -     Summary of Significant Accounting Policies (Continued)

        Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated $19,987, $24,883 and $26,648 for the years ended February 29, 1996 and February 28, 1995 and 1994, (the 1995, 1994 and 1993 Fiscal Years),
respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any.

     b) Property and Equipment

        Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Costs include the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings.

        Property and equipment are reduced to estimated fair value when the property is considered to be permanently impaired. Through February 29, 1996, the Partnership has not recorded any provisions for loss on impairment of assets or reduction to estimated fair value.

     c) Interest Subsidies

        Interest expense has been reduced by interest subsidies (Note 6).

     d) Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term money market accounts which are intended to maintain a constant $1 per share value.

     e)  Income Taxes

         No provision has been made for income taxes in the accompanying consolidated financial statements since such taxes, if any, are the responsibility of the individual partners. For income tax purposes, the Partnership has a fiscal year ending December 31 (Note 9).

     f)  Loss Contingencies

         The Partnership records loss contingencies as a charge to income when information becomes available which indicates that it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated.

     g)  Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly actual results could differ from those estimates.

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 29, 1996


NOTE 2  -     Summary of Significant Accounting Policies (Continued)

     h)  Accounting Pronouncements Not Yet Implemented

         In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Asset and for Long-Lived Assets to Be Disposed Of". Under SFAS No. 121, the Partnership is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss should be recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable.

         Effective March 1, 1996, the Partnership intends to adopt SFAS No. 121, consistent with the required adoption period. The Partnership does not expect the implementation to have a material impact on its financial condition or its future results of operations.

NOTE 3  -     Fair Value of Financial Instruments

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

         Cash and Cash Equivalents, Certificates of Deposit, Mortgage Escrow Deposits and Cash-Restricted for Tenants' Security Deposits

         The carrying amount approximates fair value because of the short maturity of those instruments.

         Mortgage Notes Payable

         The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

         The estimated fair values of the Partnership's mortgage note payable are as follows:

                                                                                   February 29, 1996
                                                                             ------------------------------
                                                                               Carrying
              Mortgage Notes Payable for which it is:                           Amount         Fair Value
                                                                             ----------        ----------

                   Practicable to estimate fair value                        $40,850,499       $39,863,803
                   Not Practicable (a)                                       $30,982,355       $         0

              Purchase Money Notes Payable
                   for which it is Not Practicable (b)                       $61,029,115       $         0

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 29, 1996

NOTE 3 -      Fair Value of Financial Instruments (Continued)

          (a) The mortgage notes payable are insured by HUD primarily in accordance with Section 236 of the National Housing Act. New loans are no longer being insured in accordance with Section 236 and presently existing loans are subject to restrictions regarding prepayment. Management believes the estimation of fair value to be impracticable.

          (b) For the reasons discussed in Note 10(b) it is not practicable to estimate the fair value of these notes.


NOTE 4  -     Property and Equipment

          The components of property and equipment and their estimated useful lives are as follows:

                                                            February 29,     February 28,           Estimated
                                                               1996             1995               Useful Lives
                                                            -----------      -----------           ------------

              Land                                           $ 10,668,083      $ 10,668,083
              Building and improvements                       172,931,495       172,039,288           15-40 years
              Furniture and fixtures                            8,504,691         8,150,312            5-10 years
                                                             ------------     -------------
                                                              192,104,269       190,857,683
              Less:  Accumulated depreciation                  80,440,482        73,883,906
                                                             ------------     -------------

                                                             $111,663,787      $116,973,777
                                                             ============      ============

          Property acquisition fees of $6,630,577 were earned by the General Partners of the Partnership and have been capitalized as a cost of property and equipment.

          Depreciation expense for the 1995, 1994 and 1993 Fiscal Years amounted to $6,618,370, $6,490,980 and $6,505,128, respectively.


NOTE 5  -     Mortgage Escrow Deposits

              Mortgage escrow deposits consist of the following:

                                                                            February 29,      February 28,
                                                                               1996              1995
                                                                            ------------      ------------
              Reserve for replacements                                        $5,099,473        $4,818,212
              Real estate taxes, insurance and other                           2,827,761         2,724,731
              Preservation Acts                                                   41,767            41,767
                                                                              ----------        ----------

                                                                              $7,969,001        $7,584,710
                                                                              ==========        ==========

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 29, 1996

NOTE 6  -     Mortgage Notes Payable

          The mortgage notes are payable in aggregate monthly installments of approximately $492,000, including principal and interest at rates ranging from 3% to 9% per annum, through May 2022. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership's rents and leases and is without further recourse.

          Certain mortgage notes with balances aggregating $38,708,128 and $37,095,79 at December 31, 1995 and 1994, respectively, which bear interest at rates ranging from 7% to 9% per annum, were eligible for interest rate subsidies under the terms of regulatory agreements with the Secretary of the Department of Housing and Urban Development ("HUD"). Accordingly, the subsidiary partnerships paid only that portion of the monthly payments that would be required if the interest rate was in the range of 1% to 1.75% per annum; the balance was subsidized under Section 236 of the National Housing Act.

          Annual principal payment requirements for each of the next five fiscal years are as follows:

              Year Ending December 31                             Amount
              -----------------------                           ----------
                      1996                                      $ 8,820,172
                      1997                                        2,213,695
                      1998                                        2,359,566
                      1999                                        2,515,914
                      2000                                        2,686,700
                      Thereafter                                 53,236,807
                                                                -----------

                                                                $71,832,854
                                                                ===========

          The above principal payment requirements have been adjusted for principal acceleration which may result from the event of default of three subsidiary partnerships with mortgage note balances aggregating $6,746,707 at December 31, 1995. (Note 10(a))

          The mortgage agreements require monthly deposits to reserves for replacements aggregating approximately $131,000 and monthly deposits to escrow accounts for real estate taxes, insurance and other (Note 5).


NOTE 7  -     Purchase Money Notes Payable

          Nonrecourse Purchase Money Notes in the original amount of $61,029,115 were issued to the selling partners of the subsidiary partnerships as part of the purchase price and are secured only by the Partnership's interest in the subsidiary partnership to which the note relates.

          The Purchase Money Notes, which provide for simple interest at the rate of 9% per annum through maturity, which will occur, during the period July 1998 to December 1999, will not be in default during the basic term (generally fifteen years) if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding subsidiary partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. Any interest not paid currently accrues, without further interest thereon, through the due date of the note. All accrued and unpaid interest must be paid on the due date of the note, unless the Partnership exercises an extension right.

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 29, 1996

NOTE 7  -     Purchase Money Notes Payable (Continued)

          The Partnership may elect, upon the payment of an extension fee of 1 1/2% per annum of the outstanding principal amount, to extend the term of the Purchase Money Note for up to five additional years. The Partnership may also defer payment of any accrued and unpaid interest until the due date of the note. Management is working with the selling partners to restructure and/or refinance the notes. The sellers' recourse, in the event of non-payment would be to foreclose on the Partnership's interests in the respective local partnerships.

          Distributions aggregating $874,592, $387,614 and $932,890 (which do not include $9,899 and $71,804 escrow monies held for the Preservation Acts program at February 28, 1995 and 1994, respectively) were made to the Partnership in the fiscal years 1995, 1994 and 1993 of which $487,931, $252,670 (which includes $20,101 released to the Partnership from Low-Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA) monies) and $559,735, respectively, was used to pay interest on the purchase money notes. Continued accrual of such interest without payment, would impact the effective rate of the notes. The impact would be to reduce the effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the notes. Unpaid interest of $62,437,367 and $57,432,678 at February 29, 1996 and February 28, 1995, respectively, has been accrued and is included in the caption due to selling partners.


NOTE 8  -     Related Party Transactions

          The costs incurred to related parties for the years ended February 29, 1996 and February 28, 1995 and 1994 were as follows:

                                                                                Year Ended
                                                             ------------------------------------------------
                                                             February 29,       February 28,     February 28,
                                                                1996               1995             1994
                                                             ------------       ------------     ------------
              Partnership management fees (a)                  $  121,650        $  127,800        $  111,825
              Expense reimbursement (b)                           152,409           158,494           178,348
              Property management fees (c)                      1,597,860         1,563,354         1,463,905
              Local administrative fee (d)                         26,250            26,250            26,250
                                                               ----------        ----------        ----------

                                                               $1,898,169        $1,875,898        $1,780,328
                                                               ==========        ==========        ==========

          (a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's general partners and affiliates. Partnership management fees have been charged to operations and are included in administrative and management-related parties expenses.

          (b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance.

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 29, 1996

NOTE 8 -      Related Party Transactions (Continued)

          (c) Property management fees paid by Local Partnerships to affiliates of the Local Partnerships amounted to approximately $1,597,860, $1,563,354 and $1,463,905 for the 1995, 1994 and 1993 Fiscal Years, respectively. Of such fees $330,475, $314,915 and $255,366 was paid to a company which is also an affiliate of the Related General Partner for the 1995, 1994 and 1993 Fiscal Years, respectively.

          (d) Cambridge Related Associates, a limited partner of the subsidiary partnerships is entitled to receive a local administrative fee of up to $2,500 from each subsidiary partnership.

          Cambridge Related Associates has a .01% interest, as a limited partner, in each of the subsidiary partnerships.

          As of January 1, 1992, Related Credit Properties III, Inc., an affiliate of the Related General Partner, became the local general partner of three subsidiary partnerships, Pacific Palms, a Limited Partnership, Cudahy Gardens, a Limited Partnership, and Riverside Gardens, a Limited Partnership. As of April 1, 1992, Related Management Company, an affiliate of the Related General Partner, became the managing agent of Pacific Palms, a Limited Partnership, and as of July 1, 1992, Related Management Company, became the managing agent of Cudahy Gardens, a Limited Partnership, and Riverside Gardens, a Limited Partnership.

          Due to local general partners and affiliates at December 31, 1995 and 1994 consists of the following:

                                                                                            December 31
                                                                                  ----------------------------
                                                                                     1995           1994
                                                                                  -----------    -----------
              Operating advances (*)                                              $192,985         $  198,355
              General partner distributions                                         50,678             50,678
              Management and other operating advances                              754,605            808,518
                                                                                  --------         ----------

                                                                                  $998,268         $1,057,551
                                                                                  ========         ==========

          (*) Operating advances include four loans payable to local general partners and affiliates which are unsecured, non-interest bearing and are payable out of available surplus cash, of the respective subsidiary partnership, or at the time of sale or refinancing.

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 29, 1996

NOTE 9  -     Income Taxes

          A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries is as follows:


                                                                               Year Ended December 31
                                                              ------------------------------------------------
                                                                  1995             1994               1993
                                                              ------------     ------------      -------------
Financial statement net loss                                  $(8,082,989)     $ (8,515,216)     $ (8,900,307)

Difference between depreciation expense recorded for
   financial reporting purposes and the accelerated cost
   recovery system utilized for income tax purposes            (1,574,305)       (2,092,587)       (1,941,064)

Difference resulting from accruals for financial reporting
   purposes not deductible for tax purposes until paid            (24,384)          167,982           266,645

Difference resulting from parent company having a
   different fiscal year for income tax and financial
   reporting purposes                                               7,263           (20,283)          (35,324)

Other                                                                   0            43,391          (251,610)
                                                              -----------      ------------      ------------

Net loss as shown on the income tax return for the
   calendar year ended                                        $(9,674,415)     $(10,416,713)     $(10,861,660)
                                                              ===========      ============      ============


NOTE 10 -     Commitments and Contingencies

          a) Events of Default

             Two subsidiary partnerships continue to be in default of their original mortgage agreements with aggregate delinquent payments of principal and interest approximating $2,907,000, $2,747,000 and $2,550,000 at December 31, 1995, 1994 and 1993, respectively. Until November 1995, both subsidiary partnerships operated under a provisional workout agreement with HUD. On November 1, 1995, the mortgage note of Oklahoma City - Town & Country Village Apartments was sold to a conventional mortgagee. During November 1995, the mortgage note of Caddo Parish - Villas South was also sold to a conventional mortgagee. Both subsidiary partnerships are continuing to make the same payments in the same manner as they did under the provisional workout agreements. The auditors for the subsidiary partnerships modified their reports for the 1995, 1994 and 1993 Fiscal Years due to the uncertainty of the ability of the subsidiary partnerships to continue in existence. The Partnership's investment in these subsidiary partnerships was approximately $739,000 at February 29, 1996. The net loss after minority interest for these two subsidiary partnerships amounted to approximately $501,000, $578,000 and $505,000 for the years

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 29, 1996

NOTE 10 -     Commitments and Contingencies (Continued)

ended  February 29, 1996 and February 28, 1995 and 1994, respectively.

             Another subsidiary partnership, Los Caballeros Apartments, received formal notice from the Secretary of the Department of Housing and Urban Development ("HUD") that, as a result of deficiencies sited upon a physical inspection of the property, the complex is in violation of their regulatory agreement and their Housing Assistance Payment ("HAP") Contracts. The subsidiary partnership does not have the working capital necessary to cover the costs to cure the deficiencies. In addition, one of the subsidiary partnership's three HAP contracts was not renewed upon the contract's expiration on November 30, 1995. The auditors for this subsidiary partnership modified their report for the 1995 Fiscal Year due to the uncertainty of the ability of the subsidiary partnership to continue in existence. Management of the Local Partnership is now working on securing a commercial loan to cover the cost of physical improvements. HUD has indicated they would be willing to increase existing contract rents to cover the cost of debt service on a second mortgage. The Partnership's investment in this subsidiary partnership was approximately $539,000 and the net loss after minority interest for this subsidiary partnership amounted to approximately $157,000 for the year ended February 29, 1996.

             One other subsidiary partnership, Rolling Meadows of Chickasha ("Chickasha"), had previously filed a petition under Chapter 11 of the Bankruptcy Code ("Chapter 11") which has been dismissed. HUD has notified the partnership that it intends to commence foreclosure proceedings. The Partnership is in default and under HUD control as a mortgagee in possession. HUD has scheduled a foreclosure sale for June 14, 1996. The Partnership's investment in the Local Partnership has been reduced to zero by prior and current year losses. The net loss after minority interest of Chickasha amounted to approximately $387,000, $261,000 and $395,000 for the years ended February 29, 1996, February 28, 1995 and 1994, respectively. The financial statements of this Local Partnership have not been audited.

          b) Purchase Money Notes

             As part of the purchase price of its investment in the Local Partnerships, the Partnership issued approximately $61,029,000 of Purchase Money Notes (Note 7). As of the end of the 1995 Fiscal Year, unpaid accrued interest on the Purchase Money Notes amounted to approximately $62,437,000. The principal of and all accrued interest on the Purchase Money Notes is due at maturity, which will occur during the period July 1998 to December 1999. The Partnership may elect, upon the payment of an extension fee of 1 1/2% per annum of the outstanding principal amount, to extend the term of the Purchase Money Notes for up to five additional years. The cash distributions out of which the Partnership pays interest on the Purchase Money Notes is less than the total interest thereon, and it is expected that accrued and unpaid interest on the Purchase Money Notes will continue to increase. The Partnership expects that upon maturity it will be required to refinance or sell its investments in the Local Partnerships in order to pay the Purchase Money Notes and accrued interest thereon. Based on the historical operating results of the Local Partnerships and the current economic conditions including changes in tax laws, it is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances. Management is working with the selling partners to restructure and/or refinance the notes. The sellers recourse, in the event of non-payment would be to foreclose on the Partnerships interests in the respective local partnerships.

           c)  Other Restricted Cash

               The Partnership and/or its subsidiary partnerships may from time to time use a portion of their cash or property to secure operating credit lines. As of February 29, 1996, $130,000 of the Partnership's funds have been so pledged.

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 29, 1996

NOTE 10 -     Commitments and Contingencies (Continued)

          d)  Certificate of Deposit

              The Partnership has a certificate of deposit in the amount of $125,000 at February 29, 1996 to secure an overdraft in the local subsidiary partnership's account. The amount of the overdraft in the local subsidiary partnership's account was approximately $117,000 at December 31, 1995.

          e)  Guarantees

              The Partnership has guaranteed approximately $77,000 of advances to certain subsidiary partnerships from their general partners and affiliates.

          f)  Legal Proceedings

              The Partnership is a Plaintiff in the Oklahoma County District Court in Oklahoma against Jerry L. Womack and Womack Property Management, Inc., an Oklahoma corporation. In this action entitled Shearson + Related Housing Properties Limited Partnership and Shearson/Related Housing Associates Limited Partnership v. Jerry L. Womack and Womack Property Management, Inc., the Partnership seeks judgment for damages caused by the individual defendant's resignation as general partner of Rolling Meadows of Chickasha, Ltd. (Rolling Meadows), of which the Partnership is a limited partner, and by the corporate defendant's mismanagement of the apartment project owned by Rolling Meadows. The individual defendant has counterclaimed against the Plaintiffs, alleging that they breached an agreement to advance funds to Rolling Meadows sufficient to pay operating losses on the property, thereby damaging such defendant in an amount exceeding $10,000. The corporate defendant has counterclaimed against the Plaintiffs for unpaid management fees and expenses approximating $6,000. Both counterclaims seek costs and attorneys' fees.

              Discovery is continuing in the action. The Plaintiffs are responding vigorously to the counterclaims and intend to continue doing so. While it is impossible to predict with certainty, counsel believes the counterclaims have no substantial merit and that an outcome unfavorable to the Partnership is unlikely.

              The U.S. Department of Housing and Urban Development ("HUD"), the holder of the mortgage on the Project, has notified Rolling Meadows that such mortgage is in default and that HUD intends to commence foreclosure meetings. A foreclosure commissioner appointed by HUD has given notice that the Project is to be sold at a foreclosure sale June 14, 1996. Counsel is aware of no reason HUD could recover a money judgment against Rolling Meadows by reason of such foreclosure.

          g)  Uninsured Cash and Cash Equivalents

              The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. As of February 29, 1996, uninsured cash and cash equivalents and mortgage escrow deposits approximated $1,025,000.

          h)  Sale of Subsidiary Partnership

              The general partners of one subsidiary partnership have signed an option agreement to sell the project to the Vermont Housing Finance Agency subject to HUD approval and other contingencies, on or before December 31, 1998. The Partnership's investment in this subsidiary partnership is approximately $816,000 at February 29, 1996. This subsidiary partnership's assets constituted approximately 2% of the consolidated total assets at February 29, 1996.

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 29, 1996

NOTE 10 -     Commitments and Contingencies (Continued)

          i)  Other

              The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 20% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

          j)  Subsequent Event (Unaudited)

              The Partnership entered into negotiations to sell three properties (Oakland-Keller Plaza, South Munjoy Associates Ltd., and Roper Mountain Apartments) for an aggregate selling price of approximately $15,700,000. The net proceeds will be used to satisfy the existing mortgage debt of approximately $7,000,000. The balance of the proceeds will be used to settle the purchase money notes and accrued interest with the balance, if any, available for general partnership purposes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The Partnership has no directors or officers. The Partnership's affairs are managed and controlled by the General Partners.

     Government Assisted Properties, Inc. is a wholly-owned subsidiary of Lehman Brothers, Inc. ("Lehman"). Related Housing Programs Corporation is affiliated with The Related Companies, L.P. ("Related"). The general partner of Related is The Related Realty Group, Inc., of which Stephen M. Ross is president, director and a stockholder. The General Partners manage and control the affairs of the Partnership by engaging other affiliates of Related and Lehman.

     Certain information concerning the directors and officers of the General Partners who may be deemed directors or executive officers of the Partnership are set forth below.

Government Assisted Properties, Inc.

     Government Assisted Properties, Inc. (the "Assisted General Partner") was incorporated in Delaware on April 15, 1983. As described below, several of the officers and directors of the Assisted General Partner have had significant experience in the real estate business. Two of the officers of the Assisted General Partner served on the Investment Committee of the Partnership, which was responsible for the acquisition of Local Partnership Interests. In addition, the Assisted General Partner reviews the operations, budgets and financial results of the Partnership and Local Partnerships on an ongoing basis. The Assisted General Partner and/or its affiliates, through participation in the Investment Committee or otherwise, will provide consultation and advice with respect to proposed sales or refinancings of the Partnership's investments in appropriate circumstances. The Assisted General Partner also assists in the preparation of, and reviews and comments upon, all filings required to be made by the Partnership with the Securities and Exchange Commission, HUD, the Internal Revenue Service, and any other federal or state government body, and reports to investors.

     The director and officers of the Assisted General Partner are as follows:

     PAUL L. ABBOTT, 50, is a Managing Director of Lehman Brothers and President of the Assisted General Partner. Mr. Abbott joined Lehman Brothers in August 1988, and is responsible for the investment management of residential, commercial and retail real estate. Prior to joining Lehman, Mr. Abbott was a real estate consultant and senior officer of a privately held company specializing in the syndication of private real estate limited partnerships. From 1974 through 1983, Mr. Abbott was an officer of two life insurance companies and a director of an insurance agency subsidiary. Mr. Abbott received his formal education in the undergraduate and graduate schools of Washington University of St. Louis.

     DONALD E. PETROW, 39, is a First Vice President of Lehman Brothers and Vice President of the Assisted General Partner. From March 1989, he has been responsible for the investment management of various investment portfolios, including but not limited to, federal insured mortgages, residential real estate, broadcasting and energy. From November 1981 to February 1989, Mr. Petrow, as a Vice President of Lehman, was involved in investment banking activities relating to partnership finance and acquisition. Prior to joining Lehman, Mr. Petrow was employed in accounting and equipment leasing firms. Mr. Petrows holds a B.S. Degree in accounting from Saint Peters College and an M.B.A. in Finance from Pace University.

     DONALD HABER, 36, is a Vice President of Lehman Brothers and Vice President of the Assisted General Partner, a position he has held since September 1991. Mr. Haber joined Lehman in 1989 as an Assistant Vice President and real estate specialist in the limited partnership origination group. For eight years prior to joining Lehman, Mr. Haber held a variety of positions with certain real estate developers and owners as well as with the accounting firm of KPMG Peat Marwick. Mr. Haber holds a Bachelor of Science degree in accounting from the University of Florida and is a certified public accountant.

Related Housing Programs Corporation


     The Related Housing Programs Corporation (the "Related General Partner") was incorporated in Delaware on July 2, 1982. The directors and executive officers of the Related General Partner are as follows:

     J. MICHAEL FRIED, 52, is President and a Director of the Related General Partner. Mr. Fried is the sole shareholder of one of the general partners of Related Capital Company ("Capital"), a real estate finance and acquisition affiliate of Related. In that capacity, he is responsible for all of Capital's syndication, finance, acquisition and investor reporting activities. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Capital in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a Master of Science degree in Psychology; and from Michigan State University with a Bachelor of Arts degree in History.

     ALAN P. HIRMES, 41, is a Vice President of the Related General Partner. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Related in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

     STUART J. BOESKY, 39, is a Vice President of the Related General Partner. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984, Mr. Boesky practiced law with the Boston law firm of Kaye Fialkow Richard & Rothstein, and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law.

     LAWRENCE J. LIPTON, 40, is Treasurer of the Related General Partner. Mr. Lipton has been a Certified Public Accountant in New York since 1989. Prior to joining Related, Mr. Lipton was employed by Deloitte & Touche from 1987-1991. Mr. Lipton graduated from Rutgers College with a Bachelor of Arts degree and from Baruch College with a Masters of Business Administration degree.

     LYNN A. McMAHON, 40, is Secretary of the Related General Partner. Since 1983, she has served as Assistant to the President of Capital. From 1978 to 1983 she was employed at Sony Corporation of America in the Government Relations Department.

     SUSAN J. McGUIRE, 48, is Assistant Secretary of the Related
General Partner. Ms. McGuire graduated from William Cullen Bryant High School in Woodside, New York, and attended Queensboro Community College. Since January 1977, she has served as Assistant to the President and Office Manager at Capital. From May 1973 to January 1977, she was employed as an administrative assistant with Condren, Walker & Co., Inc., an investment banking firm in New York City.

Item 11.      Executive Compensation.

     The Partnership has no officers or directors. The Partnership does not pay or accrue any fees, salaries or other forms of compensation to directors or officers of the General Partners for their services. However, under the terms of the Partnership Agreement , the General Partners and their affiliates are entitled to receive compensation from the Partnership in consideration of certain services rendered to the Partnership by such parties. In addition, the General Partners collectively hold a 1% interest in all profits, losses and distributions attributable to operations and a subordinated 15% interest in such items attributable to sales and refinancings. See Note 8 to the Financial Statements in Item 8 above, which information is incorporated herein by reference thereto. Certain directors and officers of the General Partners receive compensation from the General Partner and their affiliates for services performed for various affiliated entities which may include services performed for the Partnership.

     Tabular information concerning salaries, bonuses and other types of compensation payable to executive officers has not been included in this annual report. As noted above, the Partnership has no executive officers. The levels of compensation payable to the General Partners and/or their affiliates is limited by the terms of the Partnership Agreement and may not be increased therefrom on a discretionary basis.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

     The General Partners own all of the outstanding general partnership interests in the Partnership. The General Partners collectively have a 1% interest in all profits, losses and distributions of the Partnership from operations and a subordinated 15% interest in such items from sale or refinancing proceeds. Except as aforesaid, no person is known to own beneficially in excess of 5% of the outstanding partnership interests.

     At February 29, 1996, security ownership by the General Partners and their affiliates is as follows:


                              Name and Address of                   Amount of             Percentage
Title of Class                Beneficial Ownership             Beneficial Ownership        of Class
- - --------------                --------------------             --------------------       -----------
General Partnership           Government Assisted
Interest in the Partnership   Properties, Inc.                       $   1                   25%
                              c/o Lehman Brothers
                              3 World Financial Center
                              New York, NY 10285

                              Related Housing Programs
                              Corporation                                1                   25%
                              625 Madison Avenue
                              New York, NY  10022

                              Cambridge/Related Housing
                              Associates Limited Partnership           998                   50%
                              625 Madison Avenue
                              New York, NY  10022


     The Assisted General Partner and the Related General Partner each hold a .5% general partnership interest in Cambridge Related Associates. Ronald W.
Weiss and J. Michael Fried each own a 49.5% limited partner interest in Cambridge Related Associates. Ronald W. Weiss is not affiliated with the Assisted or Related General Partner.


Item 13.      Certain Relationships and Related Transactions.

     The Partnership has and will continue to have certain relationships with the General Partner and its affiliates, as discussed in Item 11 and also Note 8 to the Financial Statements in Item 8 above, which is incorporated herein by reference thereto. However, there have been no direct financial transactions between the Partnership and the directors and officers of the General Partners.

     Affiliates of the Related General Partner earned approximately $330,000 in management fees during the 1995 Fiscal Year for providing property management services to nine of the Local Partnerships.

     In accordance with the partnership agreements, Cambridge Related Associates was named as the general partner of the following six Local Partnerships: New Jersey, Ziegler Boulevard, Eastwyck III, Country, Northbrook III and Roper Mountain.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                                                 Sequential
                                                                                                   Page
(a) 1.     Financial Statements

           Independent Auditors' Report

           Consolidated Balance Sheets at February 29, 1996 and February 28, 1995

           Consolidated Statements of Operations for the years ended February
           29, 1996, February 28, 1995 and 1994

           Consolidated  Statements of Partners'  Deficit for the years ended
           February 29, 1996, February 28, 1995 and 1994

           Consolidated Statements of Cash Flows for the years ended February
           29, 1996, February 28, 1995 and 1994

           Notes to Consolidated Financial Statements


(a) 2.     Financial Statement Schedules

           Independent Auditors' Report

           Schedule I - Condensed Financial Information of Registrant

           Schedule III - Real Estate and Accumulated Depreciation

           All other schedules have been omitted because the required information is included in the financial statements and notes thereto or they are not applicable or not required.


(a) 3.     Exhibits

(3)        The Partnership's Amended and Restated Agreement and Certificate of
           Limited Partnership, as filed with the Secretary of State of the
           Commonwealth of Massachusetts, incorporated by reference to Exhibit (3)
           to the Partnership's Annual Report on Form 10-K for the fiscal year ended
           February 29, 1984 (Commission File #0-12634).

(21)       The Local Partnerships set forth in Item 2 may be considered subsidiaries of the Registrant

(27)       Financial Data Schedule (filed herewith)


(b)        Reports on Form 8-K

           None

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                               LIMITED PARTNERSHIP



                                  By:    GOVERNMENT ASSISTED PROPERTIES, INC.,
                                         a general partner

Date: May 28, 1996

                                         By:   /s/ Paul L. Abbott
                                               Paul L. Abbott
                                               President


                                  and


                                  By:    RELATED HOUSING PROGRAMS CORPORATION,
                                         a general partner

Date: May 28, 1996

                                         By:   /s/ J. Michael Fried
                                               J. Michael Fried
                                               President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf by the registrant and in the capacities and on the dates indicated:



          Signature                                       Title                                  Date
- - -----------------------------            ---------------------------------------------      ---------------


                                         President  and Chief Executive Officer
/s/ J. Michael Fried                     (principal executive officer) and Director
J. Michael Fried                         of Related  Housing Programs Corporation           May 28, 1996


                                         Treasurer (principal financial and accounting
/s/ Lawrence J. Lipton                   officer) of Related Housing Programs
Lawrence J. Lipton                       Corporation                                        May 28, 1996


                                         President and Chief Executive Officer and
/s/ Paul L. Abbott                       Chief Financial Officer of Government
Paul L. Abbott                           Assisted Properties, Inc.                          May 28, 1996



/s/ Stephen M. Ross                      Director of Related Housing
Stephen M. Ross                          Programs Corporation                               May 28, 1996

      (TRIEN, ROSENBERG, FELIX ROSENBERG, BARR & WEINBERG, LLP LETTERHEAD)

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Cambridge + Related Housing Properties Limited Partnership and Subsidiaries

In connection with our audits of the consolidated financial statements of Cambridge + Related Housing Properties Limited Partnership and Subsidiaries included in this Form 10-K as presented in our opinion dated April 10, 1996 on page 18, and based on the reports of other auditors, we have also audited supporting Schedules I and III for the 1995, 1994 and 1993 Fiscal Years. In our opinion, and based on the reports of other auditors (certain of which were modified due to the uncertainty of these subsidiary partnerships' abilities to continue in existence), these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 10(a), three subsidiary partnerships are in default of their mortgage agreements and one subsidiary partnership does not have the working capital necessary to cover the costs to cure deficiencies sited in a Department of Housing and Urban Development inspection report. Additionally, one of this subsidiary partnership's three Housing Assistance Payment Contracts was not renewed. The auditors of three (1995 Fiscal Year) and two (1994 and 1993 Fiscal Years) of these subsidiary partnerships have modified their reports, due to the uncertainty of the ability of the subsidiary partnerships to continue in existence. The financial statements for the 1995, 1994 and 1993 Fiscal Years for one of these subsidiary partnerships were not audited. Such subsidiary partnerships' losses constituted 13%, 10% and 10% of the Partnership's net loss during the 1995, 1994 and 1993 Fiscal Years and whose assets constituted 10% and 8% of the Partnership's total assets at February 29, 1996 and February 28, 1995, respectively. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 7, the principal of and all accrued interest on the purchase money notes are due at maturity, which will occur, during 1998 to 1999. The Partnership expects that upon maturity it will be required to refinance or sell its investments in the subsidiary partnerships in order to pay the purchase money notes and related interest obligations. It is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances of the purchase money notes and the accrued interest thereon. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TRIEN, ROSENBERG, FELIX
  ROSENBERG, BARR & WEINBERG, LLP

/s/ TRIEN, ROSENBERG, FELIX
      ROSENBERG, BARR & WEINBERG, LLP

New York, New York
April 10, 1996

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

     Summarized condensed financial information of registrant (not including consolidated subsidiary partnerships)

                            CONDENSED BALANCE SHEETS


                                     ASSETS

                                          February 29,       February 28,
                                              1996              1995
                                          -----------        -----------

Cash and cash equivalents                 $     53,218       $     86,570
Certificates of deposit                        255,000            255,000
Investment in subsidiary partnerships       44,643,843         47,669,102
Other assets                                    93,217             53,991
                                          ------------       ------------

   Total assets                           $ 45,045,278       $ 48,064,663
                                          ============       ============

                       LIABILITIES AND PARTNERS' DEFICIT


Purchase money notes payable              $ 61,029,115       $ 61,029,115
Due to general partner and affiliates        1,953,071          1,893,478
Due to selling partners                     62,453,367         57,448,679
Other liabilities                               17,666             18,343
                                          ------------       ------------
   Total liabilities                       125,453,219        120,389,615


Partners' deficit                          (80,407,941)       (72,324,952)
                                          ------------       ------------

Total liabilities and partners' deficit   $ 45,045,278       $ 48,064,663
                                          ============       ============

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                Year Ended
                                                            -------------------------------------------------
                                                             February 29,       February 28,     February 28,
                                                                1996               1995             1994
                                                            -------------       ------------     ------------
Revenues

   Other                                                      $    15,254      $    16,994       $    22,125
                                                              -----------      -----------       -----------

                                                                   15,254           16,994            22,125
                                                              -----------      -----------       -----------

Expenses

   Administrative and management                                  180,897          242,532           229,672
   Administrative and management-related parties                  274,059          286,294           290,173
   Financial, principally interest                              5,492,620        5,492,620         5,492,620
                                                              -----------      -----------       -----------

                                                                5,947,576        6,021,446         6,012,465
                                                              -----------      -----------       -----------

                                                               (5,932,322)      (6,004,452)       (5,990,340)

   Equity in loss of subsidiary partnerships                   (2,150,667)      (2,510,764)       (2,909,967)
                                                              -----------      -----------       -----------

Net loss                                                      $(8,082,989)     $(8,515,216)      $(8,900,307)
                                                              ===========      ===========       ===========

                                      -2-

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                Year Ended
                                                            -------------------------------------------------
                                                             February 29,       February 28,     February 28,
                                                                1996               1995             1994
                                                             ------------       ------------     ------------
Cash flows from operating activities:

Net loss                                                      $(8,082,989)     $(8,515,216)      $(8,900,307)
                                                              -----------      -----------       -----------

Adjustments to reconcile net loss to net cash
   (used in) operating activities:

   Equity in loss of subsidiary partnerships                    2,150,667        2,510,764         2,909,967
   Increase (decrease) in other assets                            (39,226)          23,906            40,006

   Increase (decrease) in liabilities

   Due to general partners and affiliates                          59,593          (28,867)           15,137
   Due to selling partners                                      5,492,620        5,492,620         5,492,620
   Other liabilities                                                 (677)               2           (35,505)
                                                              -----------      -----------       -----------

   Total adjustments                                            7,662,977        7,998,425         8,422,225
                                                              -----------      -----------       -----------

   Net cash (used in) operating activities                       (420,012)        (516,791)         (478,082)
                                                              -----------      -----------       -----------

Net cash provided by investing activities:

   Distributions from subsidiaries                                874,592          397,512         1,004,694
                                                              -----------      -----------       -----------

Net cash (used in) financing activities:

   Payments to selling partners                                  (487,932)        (252,670)         (559,729)
                                                              -----------      -----------       -----------

Net decrease in cash and cash equivalents                         (33,352)        (371,949)          (33,117)

Cash and cash equivalents, beginning of year                       86,570          458,519           491,636
                                                              -----------      -----------       -----------

Cash and cash equivalents, end of year                        $    53,218      $    86,570       $   458,519
                                                              ===========      ===========       ===========


           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                FEBRUARY 29, 1996


                                                                           Cost
                                       Initial Cost to Partnership    Capitalized  Gross Amount at which Carried At Close of Period
                                    -------------------------------- Subsequent to ------------------------------------------------
 Subsidiary Partnership's     Encum-                  Buildings and    Acquisition:                Buildings and
   Residential Property      brances     Land        Improvements     Improvements      Land       Improvements       Total
   ---------------------     ------- --------------  ------------     ------------   ------------  ------------  ----------------
(9)    Bay VIllage Company    (a)     $333,604     $ 6,053,390        $ 494,268    $ 334,015      $ 6,547,247    $ 6,881,262
(12)   Bethany Glen           (a)      341,004       3,025,540          368,955      341,415        3,394,084      3,735,499
       Associates
(11)   Grandview-Blue         (a)      128,604       2,011,867           25,279      129,015        2,036,735      2,165,750
       Ridge Manor, Limited
(4)    Buena Vista Manor      (a)      258,604       4,355,907          418,431      294,581        4,738,361      5,032,942
       Apts. Ltd.
(7)    Canton Commons         (a)      683,605      11,875,258          214,148      684,016       12,088,995     12,773,011
       Apartments
(18)   Cedar Hill             (a)       67,419       1,337,361           60,288       69,380        1,395,688      1,465,068(e)
       Apartments, Ltd.       (a)      123,604       2,010,522          117,442      124,015        2,127,553      2,251,568
(10)   Breckenridge-Chaparral
       Apartments II, Ltd.    (a)       55,048       1,080,372           49,796       57,009        1,128,207      1,185,216
(18)   Char-mur Apartments    (a)      238,604       4,443,787          104,673      239,016        4,548,048      4,787,064
(7)    Clinton Plaza
       Apartments Limited
       Partnership            (a)      288,604       5,293,492          123,177      289,016        5,416,257      5,705,273
(7)    Clinton Plaza
       Apartments #2
       Limited Partnership    (a)       61,840       1,176,962          103,119       63,801        1,278,120      1,341,921(a)
(18)   Crossett
       Apartments, Ltd.       (a)      168,604       3,092,733          109,696      169,016        3,202,017      3,371,033
(8)    Cudahy Gardens, Ltd.

                                                                         Life on which
                                                                        Depreciation in
                                                                         Latest Income
 Subsidiary Partnership's      Accumulated      Con-                      Statement is
   Residential Property       Depreciation  struction    Date Acquired  Computed (c) (d)
   ---------------------      -----------   ---------    -------------  ----------------
(9)    Bay VIllage Company     $  2,818,177      (c)         10/83             15-30
(12)   Bethany Glen               1,934,411      (c)         10/83             10-30
       Associates
(11)   Grandview-Blue               902,232      (c)          9/83              30
       Ridge Manor, Limited
(4)    Buena Vista Manor          2,762,278      (c)         11/83             20-30
       Apts. Ltd.
(7)    Canton Commons             6,090,544      (c)          8/83              25
       Apartments
(18)   Cedar Hill                   446,898      (c)         12/84             20-35
       Apartments, Ltd.             872,322      (c)          9/83              30
(10)   Breckenridge-Chaparral
       Apartments II, Ltd.
(18)   Char-mur Apartments          361,524      (c)         12/84             10-35
(7)    Clinton Plaza              1,916,805      (c)          8/83              30
       Apartments Limited
       Partnership
(7)    Clinton Plaza              2,282,120      (c)          8/83              30
       Apartments #2
       Limited Partnership
(18)   Crossett                     447,283      (c)         12/84              30
       Apartments, Ltd.
(8)    Cudahy Gardens, Ltd.       1,376,727      (c)          9/83             5-30


           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
             Partnership Property Pledged as Collateral (Continued)
                                FEBRUARY 29, 1996

                                                                         Cost
                                        Initial Cost to Partnership   Capitalized  Gross Amount at which Carried At Close of Period
                                    -------------------------------- Subsequent to ------------------------------------------------
 Subsidiary Partnership's   Encum-                  Buildings and    Acquisition:                 Buildings and
   Residential Property     brances     Land        Improvements     Improvements      Land       Improvements       Total
   ---------------------    ------- --------------  ------------     ------------   ------------  ------------  ---------------
(10)   El Paso-Gateway         (a)     158,604       2,422,623        328,567         164,656       2,745,138      2,909,794
       East, Ltd.
(7)    Golf Manor              (a)     183,605       3,060,084        126,779         184,016       3,186,452      3,370,468
       Apartments, Ltd.
(7)    Grosvenor South         (a)     233,604       4,341,549         45,670         234,016       4,386,807      4,620,823
       Apartments Limited
       Partnership
(7)    Grosvenor South         (a)      81,104       1,460,463         25,123          81,516       1,485,174      1,566,690
       Apartments #2
       Limited Partnership
(3)    Oakland-Keller Plaza    (a)     358,605       5,742,056        340,454         359,016       6,082,099      6,441,115
(16)   Lafayette Square        (a)     348,604       4,116,308        260,888         349,015       4,376,785      4,725,800
       Apartment's Ltd.
(8)    San Diego-Logan         (a)     308,604       5,005,103        534,515         309,015       5,539,207      5,848,222
       Square Gardens
       Company
(6)    Los Caballeros          (a)     223,604       4,124,963         10,849         224,016       4,135,400      4,359,416
       Apartments
(3)    South Munjoy            (a)     208,604       3,456,920        487,184         209,015       3,943,693      4,152,708
       Associates Ltd.
(13)   Country, Ltd.           (a)     210,827       3,807,680          9,173         211,238       3,816,442      4,027,680
(13)   Northbrook III, Ltd.    (a)     131,383       2,305,900          8,806         131,794       2,314,295      2,446,089
(10)   Forth                   (a)     118,604       2,226,552        260,773         119,015       2,486,914      2,605,929
       Worth-Northwood
       Apartments, Ltd.

                                                                        Life on which
                                                                        Depreciation in
                                            Year of                     Latest Income
 Subsidiary Partnership's   Accumulated       Con-                       Statement is
   Residential Property     Depreciation   struction    Date Acquired  Computed (c) (d)
   ---------------------    -----------   ---------    -------------  ----------------
(10)   El Paso-Gateway      1,075,276      (c)             9/83              30
       East, Ltd.
(7)    Golf Manor           1,613,964      (c)             8/83              25
       Apartments, Ltd.
(7)    Grosvenor South      1,862,153      (c)             8/83              30
       Apartments Limited
       Partnership
(7)    Grosvenor South        624,299      (c)             8/83              30
       Apartments #2
       Limited Partnership
(3)    Oakland-Keller Plaza 2,503,246      (c)             9/83             15-30
(16)   Lafayette Square     1,821,640      (c)             9/83              30
       Apartment's Ltd.
(8)    San Diego-Logan      2,270,018      (c)             9/83             15-30
       Square Gardens
       Company
(6)    Los Caballeros       1,744,010      (c)             9/83              30
       Apartments
(3)    South Munjoy         1,123,642      (c)            11/83             30-40
       Associates Ltd.
(13)   Country, Ltd.        1,590,501      (c)             8/83              21
(13)   Northbrook III, Ltd.   964,800      (c)             8/83              25
(10)   Forth                  993,746      (c)             9/83             10-30
       Worth-Northwood
       Apartments, Ltd.

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
             Partnership Property Pledged as Collateral (Continued)
                                FEBRUARY 29, 1996

                                                                         Cost
                                        Initial Cost to Partnership   Capitalized  Gross Amount at which Carried At Close of Period
                                    -------------------------------- Subsequent to ------------------------------------------------
 Subsidiary Partnership's   Encum-                  Buildings and    Acquisition:                 Buildings and
   Residential Property     brances     Land        Improvements     Improvements      Land       Improvements       Total
   ---------------------    ------- --------------  ------------     ------------   ------------  ------------  ---------------
(10)   Corpus Christi-Oso      (a)      158,604        2,501,173      204,305         159,015      2,705,067      2,864,082
       Bay Apartments, Ltd.
(8)    Pacific Palms, Ltd.     (a)      233,604        4,819,956      528,774         234,015      5,348,319      5,582,334
(14)   Zeigler Blvd., Ltd.     (a)      218,605        3,945,003       22,610         219,016      3,967,202      4,186,218
(14)   Parktowne, Ltd.         (a)      176,605        3,273,501       97,226         177,016      3,370,316      3,547,332
(8)    Riverside Gardens,      (a)      308,604        5,357,903      516,620         309,016      5,874,111      6,183,127
       Ltd.
(5)    Rolling Meadows         (a)      258,604        4,418,421      506,947         259,015      4,924,957      5,183,972
       Apts., Ltd.
(5)    Ardmore-Rolling         (a)      138,604        2,320,412      163,498         118,015      2,504,499      2,622,514
       Meadows of Ardmore,
       Ltd.
(5)    Rolling Meadows of      (a)      128,604        2,298,164        8,993         129,015      2,306,746      2,435,761
       Chickasha, Limited
(15)   Roper Mountain          (a)      258,605        4,925,617      190,356         264,166      5,110,412      5,374,578
       Apartments
(7)    Rosewood Manor          (a)      508,604        5,328,672       62,907         509,016      5,391,167      5,900,183
       Apartments
(14)   New Jersey, Ltd.        (a)      178,605        3,214,241       22,610         179,016      3,236,440      3,415,456
(10)   Stephenville-Tarleton   (a)      238,604        2,832,970      167,489         239,015      3,000,048      3,239,063
       Arms
(5)    Oklahoma City-Town      (a)      408,604        7,307,195      123,204         409,015      7,429,988      7,839,003
       & Country Village
(17)   Caddo Parish-Villas     (a)      298,604        6,019,236      183,248         299,015      6,202,073      6,501,088
       South, Ltd.
(14)   Eastwyck III, Ltd.      (a)      108,605        1,790,877        8,226         109,016      1,798,692      1,907,708



                                                                         Life on which
                                                                        Depreciation in
                Year of                                                  Latest Income
 Subsidiary Partnership's    Accumulated      Con-                        Statement is
   Residential Property     Depreciation   struction    Date Acquired  Computed (c) (d)
   ---------------------    -----------   ---------    -------------  ----------------
(10)   Corpus Christi-Oso     1,102,776      (c)          9/83             15-30
       Bay Apartments, Ltd.
(8)    Pacific Palms, Ltd.    3,230,970      (c)          9/83             9-30
(14)   Zeigler Blvd., Ltd.    1,646,993      (c)          8/83              40
(14)   Parktowne, Ltd.        1,378,670      (c)          8/83             15-30
(8)    Riverside Gardens,     2,542,854      (c)          9/83             15-30
       Ltd.
(5)    Rolling Meadows        2,407,019      (c)         11/83              27
       Apts., Ltd.
(5)    Ardmore-Rolling        1,136,584      (c)          9/83             10-30
       Meadows of Ardmore,
       Ltd.
(5)    Rolling Meadows of     1,323,466      (c)         11/83              27
       Chickasha, Limited
(15)   Roper Mountain         2,465,225      (c)          8/83              25
       Apartments
(7)    Rosewood Manor         2,284,089      (c)          9/83              30
       Apartments
(14)   New Jersey, Ltd.       1,342,501      (c)          8/83              40
(10)   Stephenville-Tarleton  1,236,720      (c)          9/83             15-40
       Arms
(5)    Oklahoma City-Town
       & Country Village      3,114,970      (c)          9/83             10-30
(17)   Caddo Parish-Villas    2,601,819      (c)          9/83             15-30
       South, Ltd.
(14)   Eastwyck III, Ltd.       749,461      (c)          8/83              40

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
             Partnership Property Pledged as Collateral (Continued)
                                FEBRUARY 29, 1996

                                                                         Cost
                                        Initial Cost to Partnership   Capitalized  Gross Amount at which Carried At Close of Period
                                    -------------------------------- Subsequent to ------------------------------------------------
 Subsidiary Partnership's   Encum-                  Buildings and    Acquisition:                 Buildings and
   Residential Property     brances     Land        Improvements     Improvements      Land       Improvements       Total
   ---------------------    ------- --------------  ------------     ------------   ------------  ------------  ---------------
(7)  Warren Manor            (a)      758,604        10,506,325        266,296         759,015      10,772,210    11,531,225
     Apartments,
     Ltd.-Property A and B
(7)  Warren Woods            (a)      308,605         4,697,009        106,334         309,016       4,802,932     5,111,948
     Apartments, Ltd.
(1)  Westgate Associates     (a)      183,604         2,824,512         99,859         184,015       2,923,960     3,107,975
     Ltd.
(14) Westwood Apartments     (a)      233,605         4,168,757         37,126         234,016       4,205,472     4,439,488
     Company, Limited
(2)  Wingate Associates      (a)      198,604         2,968,529        193,740         199,016       3,161,857     3,360,873
      Ltd.                          -----------     ------------    ----------     -----------    ------------  ------------

                                  $10,619,983      $173,345,865     $8,138,421     $10,668,083    $181,436,186  $192,104,269
                                   ==========       ===========      =========      ==========     ===========   ===========

                                                                       Life on which
                                                                       Depreciation in
                Year of                                                 Latest Income
 Subsidiary Partnership's   Accumulated      Con-                       Statement is
   Residential Property    Depreciation   struction    Date Acquired  Computed (c) (d)
   ---------------------   -----------   ---------    -------------  ----------------
(7)  Warren Manor            5,421,769     (c)          8/83              25
     Apartments,
     Ltd.-Property A and B
(7)  Warren Woods            2,430,823     (c)          8/83              25
     Apartments, Ltd.
(1)  Westgate Associates       912,225     (c)         11/83              40
     Ltd.
(14) Westwood Apartments     1,742,987     (c)          8/83              30
     Company, Limited
(2)  Wingate Associates        969,945     (c)         11/83             30-40
      Ltd.                  -----------

                           $80,440,482
                            ==========


(a) Properties are subject to mortgage notes and purchase money notes, as shown below.

(b) No carrying costs have been capitalized since all properties were acquired after completion of construction.

(c) Since all properties were acquired as operating properties, depreciation is computed using primarily the straight line method over the estimated useful lives determined by the Partnership date of acquisition.

(d) Furniture and fixtures, included in building and improvements, are depreciated primarily by the straight line method over the estimated useful lives ranging from 5 to 15 years.

(e) These amounts differ from the amounts presented in the audited financial statements of these subsidiary partnerships due to a difference in accounting between these partnerships and the other forty-one subsidiary partnerships. This difference, which is significant to the individual subsidiary partnerships, relates to discounts on the respective mortgages payable and the related acquisition cost and current carrying value of property and equipment.

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
             Partnership Property Pledged as Collateral (Continued)
                                FEBRUARY 29, 1996

Geographic Locations

(1) Vermont, (2) New Hampshire, (3) Maine, (4) Tennessee, (5) Oklahoma, (6) Colorado, (7) Michigan, (8) California, (9) Massachusetts, (10) Texas, (11) Missouri, (12) Arizona, (13) Mississippi, (14) Alabama, (15) South Carolina,
(16) New Mexico, (17) Louisiana, (18) Arkansas

                                         Cost of Property and Equipment                 Accumulated Depreciation
                                         ------------------------------                 ------------------------
                                                                   Year Ended
                                  ----------------------------------------------------------------------------------------------
                                  February 29      February 28    February 28    February 29     February 28       February 28
                                      1996            1995           1994           1996            1995              1994
                                  -----------      -----------    -----------    -----------     -----------       ------------
Balance at beginning of period   $190,857,683     $189,670,409   $188,751,967    $73,883,906     $67,475,229       $61,048,976
Additions during period:
   Improvements                     1,393,790        1,270,157      1,016,626
   Depreciation expense                                                            6,618,370       6,490,980         6,505,128
Reductions during period:
   Dispositions                       147,204           82,883         98,184         61,794          82,303            78,875
                                 ------------    -------------   ------------  -------------   -------------      ------------
Balance at end of period         $192,104,269     $190,857,683   $189,670,409    $80,440,482     $73,883,906       $67,475,229
                                  ===========      ===========    ===========     ==========      ==========        ==========


At the time the local partnerships were acquired by Cambridge & Related Housing Properties Limited Partnership, the entire purchase price paid by Cambridge & Related Housing Properties Limited Partnership was pushed down to the local partnerships as property and equipment with an offsetting credit to capital. Since the projects were in the construction phase at the time of acquisition, the capital accounts were insignificant at the time of purchase. Therefore, there are no material differences between the original cost basis for tax and GAAP.

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Encumbrances-Mortgage Loans on Real Estate
                                FEBRUARY 29, 1996

                                                                                 Periodic
                                                                     Final        Payment    Prior       Face Amount
A.  First Mortgages                           Interest Rate      Maturity Date     Terms     Liens      of Mortgages
- - -------------------                           -------------      -------------     -----     -----      ------------
(9)    Bay Village Company Limited             8.5%            December 2011        (b)       None      $ 3,991,000
                                               9%        (a)   December 2011        (b)       None
(12)   Bethany Glen Associates                 7.5%            August 2012          (b)       None        1,705,100
(11)   Grandview-Blue Ridge Manor, Limited     7%        (a)   December 2013        (b)       None        1,234,900
(4)    Buena Vista Manor Apartments,           6.75%           January 2011         (b)       None        2,170,000
       Limited
(7)    Canton Commons Apartments               8%        (a)   March 2013           (b)       None        8,000,000
(18)   Cedar Hill Apartments, Ltd.             7%        (a)   July 2014            (b)       None          650,840
(10)   Breckenridge-Chaparral Apartments       7.5%      (a)   March 2012           (b)       None        1,008,100
       II, Ltd.
(18)   Char-mur Apartments                     7%        (a)   March 2013           (b)       None          551,801
(7)    Clinton Plaza Apartments Limited        3%              December 2009        (b)       None        2,295,200
       Partnership
(7)    Clinton Plaza Apartments #2             3%              November 2010        (b)       None        2,768,800
       Limited Partnership
(18)   Crossett Apartments, Ltd.               7%        (a)   August 2014          (b)       None          612,250
(8)    Cudahy Gardens                          8.5%      (a)   March 2012           (b)       None        1,526,000
(10)   El Paso-Gateway East, Ltd.              7%        (a)   May 2013             (b)       None        1,238,900
(7)    Golf Manor Apartments                   7.5%            April 2010           (e)       None        1,796,000
(7)    Grosvenor South Apartments Limited      3%              June 2009            (b)       None        2,355,800
       Partnership
(7)    Grosvenor South Apartments #2           6.75%           July 2009            (b)       None          789,300
       Limited Partnership
(8)    Oakland-Keller Plaza                    7%        (a)   April 2013           (b)       None        3,447,900
(16)   Lafayette Square Apartments, Ltd.       7%        (a)   June 2013            (b)       None        2,500,600
(8)    San Diego-Logan Square Gardens, Co.     7%        (a)   January 2013         (b)       None        2,398,000
(6)    Los Caballeros Apartments               7%        (a)   January 2017         (b)       None        2,106,300
(3)    South Munjoy Associates Limited         3%              January 2008         (b)       None        1,935,000
(13)   Country, Ltd.                           7.5%            March 2020           (b)       None        1,980,300
(13)   Northbrook III, Ltd.                    7.5%            March 2021           (b)       None        1,554,100


                                                                     Principal Amount of Loans
                                                 Carrying Amount       Subject to Delinquent
A.  First Mortgages                               of  Mortgages         Principal or Interest
- - -------------------                                  ---------         ---------------------
(9)    Bay Village Company Limited                  $ 3,092,330              None
                                                         67,897
(12)   Bethany Glen Associates                        1,269,546              None
(11)   Grandview-Blue Ridge Manor, Limited              930,048              None
(4)    Buena Vista Manor Apartments,                  1,287,902              None
       Limited
(7)    Canton Commons Apartments                      6,235,562              None
(18)   Cedar Hill Apartments, Ltd.                      541,187              None
(10)   Breckenridge-Chaparral Apartments                747,795              None
       II, Ltd.
(18)   Char-mur Apartments                              446,171              None
(7)    Clinton Plaza Apartments Limited               1,147,712              None
       Partnership
(7)    Clinton Plaza Apartments #2                    1,455,086              None
       Limited Partnership
(18)   Crossett Apartments, Ltd.                        509,783              None
(8)    Cudahy Gardens                                 1,180,570              None
(10)   El Paso-Gateway Esat, Ltd.                       928,451              None
(7)    Golf Manor Apartments                            970,584              None
(7)    Grosvenor South Apartments Limited             1,144,441              None
       Partnership
(7)    Grosvenor South Apartments #2                    417,215              None
       Limited Partnership
(8)    Oakland-Keller Plaza                           2,587,993              None
(16)   Lafayette Square Apartments, Ltd.              1,887,874              None
(8)    San Diego-Logan Square Gardens, Co.            1,764,187              None
(6)    Los Caballeros Apartments                      1,728,677              None
(3)    South Munjoy Associates Limited                  844,374              None
(13)   Country, Ltd.                                  1,729,968              None
(13)   Northbrook III, Ltd.                           1,388,597              None

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
             Encumbrances-Mortgage Loans on Real Estate (Continued)
                                FEBRUARY 29, 1996

                                                                                  Periodic
                                                                     Final        Payment    Prior       Face Amount
A.  First Mortgages                           Interest Rate      Maturity Date     Terms     Liens      of Mortgages
- - -------------------                           -------------      -------------     -----     -----      ------------
(10)   Fort Worth-Northwood Apartments,        7%        (a)   July 2012            (b)       None        1,148,900
       Ltd.
(10)   Corpus Christi-Oso Bay Apartments,      7%        (a)   November 2013        (b)       None        1,359,400
       Ltd.
(8)    Pacific Palms                           7.0%      (a)   January 2013         (b)       None        2,225,000
(14)   Zeigler Blvd., Ltd.                     7.5%            May 2022             (b)       None        2,098,300
(14)   Parktowne, Ltd.                         7.5%            July 2018            (b)       None        2,010,900
(8)    Riverside Gardens                       8.5%      (a)   June 2012            (b)       None        2,485,400
(5)    Rolling Meadows Apartments, Limited     8.5%      (a)   June 2012            (b)       None        2,528,200
(5)    Ardmore-Rolling Meadows of              7%        (a)   January 2014         (b)       None        1,234,000
       Ardmore, Ltd.
(5)    Rolling Meadows of Chickasha,           8.5%      (a)   March 2012           (b)       None        1,207,100
       Limited
(15)   Roper Mountain Apartments               7.5%            January 2019         (b)       None        3,013,700
(7)    Rosewood Manor Apartments               8.5%      (a)   March 2012           (b)       None        3,566,800
(14)   New Jersey, Ltd.                        7.5%            March 2020           (b)       None        1,747,800
(10)   Stephenville-Tarleton Arms              7%        (a)   January 2013         (b)       None        1,530,000
       Apartments Limited
(5)    Oklahoma City-Town and Country          7%              (c)                  (b)       None        3,124,600
       Village Apartments, Limited
(17)   Caddo Parish-Villas South, Ltd.         7.5%            (d)                  (b)       None        2,709,300
(14)   Eastwyck III, Ltd.                      7.5%            August 2020          (b)       None          915,800
(7)    Warren Manor Limited                    6.0%            August 2008          (e)       None        3,943,200
       Partnership-Property A Associates
       Limited
(7)    Warren Manor Limited                    6.75%           December 2009        (e)       None        1,911,300
       Partnership-Property B
(7)    Warren Woods Apartments                 7.5%            August 2010          (e)       None        2,709,800
(1)    Westgate Associates Limited             7%        (a)   October 2012         (b)       None        1,908,828
(14)   Westwood Apartments Company, Ltd.       7.5%            April 2018           (b)       None        2,521,500

                                                                  Principal Amount of Loans
                                               Carrying Amount      Subject to Delinquent
A.  First Mortgages                              of Mortgages       Principal or Interest
- - -------------------                               ---------         ---------------------
(10)   Fort Worth-Northwood Apartments,              839,269              None
       Ltd.
(10)   Corpus Christi-Oso Bay Apartments,          1,028,641              None
       Ltd.
(8)    Pacific Palms                               1,722,735              None
(14)   Zeigler Blvd., Ltd.                         1,902,784              None
(14)   Parktowne, Ltd.                             1,710,725              None
(8)    Riverside Gardens                           1,940,586              None
(5)    Rolling Meadows Apartments, Limited         1,978,073              None
(5)    Ardmore-Rolling Meadows of                    906,228              None
       Ardmore, Ltd.
(5)    Rolling Meadows of Chickasha,               1,083,352              $796,091 (f)
       Limited
(15)   Roper Mountain Apartments                   2,610,885              None
(7)    Rosewood Manor Apartments                   2,700,350              None
(14)   New Jersey, Ltd.                            1,531,066              None
(10)   Stephenville-Tarleton Arms                  1,135,829              None
       Apartments Limited
(5)    Oklahoma City-Town and Country              3,119,797              $1,828,618 (c)
       Village Apartments, Limited
(17)   Caddo Parish-Villas South, Ltd.             2,543,558              $1,078,081 (d)
(14)   Eastwyck III, Ltd.                            807,914              None
(7)    Warren Manor Limited                        1,933,155              None
       Partnership-Property A Associates
       Limited
(7)    Warren Manor Limited                        1,092,881              None
       Partnership-Property B
(7)    Warren Woods Apartments                     1,543,176              None
(1)    Westgate Associates Limited                 1,499,828              None
(14)   Westwood Apartments Company, Ltd.           2,155,373              None

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
             Encumbrances-Mortgage Loans on Real Estate (Continued)
                                FEBRUARY 29, 1996

                                                         Periodic                                          Principal Amount of Loans
                                              Final      Payment   Prior   Face Amount   Carrying Amount     Subject to Delinquent
A.  First Mortgages       Interest Rate   Maturity Date   Terms    Liens   of Mortgages    of Mortgages      Principal or Interest
- - -------------------       -------------   -------------   -----    -----   ------------       ---------      ---------------------
(2)  Wingate Associates
     Limited               7%    (a)       January 2015    (b)     None    2,183,696         1,742,699              None
                                                                          -----------       -----------
                                                                          $96,699,715        $71,832,854
                                                                          ===========       ============

(a)  The Partnership has an interest subsidy agreement with HUD, whereby the interest rate is effectively reduced to a range of
     1% - 2.0% per annum.

(b)  Level monthly payments.

(c)  Includes $716,960 representing delinquent principal and $1,111,658 representing delinquent interest. Until November 1995, the project operated under a provisional workout agreement with HUD. On November 1, 1995, the mortgage note was sold to a conventional mortgagee. The project continues to make the same payments in the same manner as it did under the provisional workout agreement.

(d)  Includes $404,392 representing delinquent principal and $673,689 representing delinquent interest. Until November 1995, the project operated under a provisional workout agreement with HUD. During November 1995, the mortgage note was sold to a conventional mortgagee. The project continues to make the same payments in the same manner as it did under the provisional workout agreement.

(e)  Monthly payments consist of constant principal and declining interest.

(f)  Includes $152,801 representing delinquent principal and $643,290 representing delinquent interest (unaudited).

Geographic Locations:

(1) Vermont, (2) New Hampshire, (3) Maine, (4) Tennessee, (5) Oklahoma, (6) Colorado, (7) Michigan, (8) California, (9)
Massachusetts, (10) Texas, (11) Missouri, (12) Arizona, (13) Mississippi, (14) Alabama, (15) South Carolina, (16) New Mexico, (17)
Louisiana, (18) Arkansas

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
             Encumbrances-Mortgage Loans on Real Estate (Continued)
                                FEBRUARY 29, 1996

                                                                               Periodic
                                                                   Final       Payment     Prior      Face Amount
B.  Purchase Money Notes                   Interest Rate (a)   Maturity Date     Terms     Liens      of Mortgages
- - ------------------------                   -----------------   -------------     -----     -----      ------------
(9)    Bay Village Company                         9%        September 1998       (b)       (c)       $ 1,386,000
(12)   Bethany Glen Associates                     9%        September 1998       (b)       (c)         1,200,000
(11)   Grandview-Blue Ridge Manor, Limited         9%        August 1998          (b)       (c)           560,000
(4)    Buena Vista Manor Apartments,               9%        October 1998         (b)       (c)         2,000,000
       Limited
(7)    Canton Commons Apartments                   9%        July 1998            (b)       (c)         3,400,000
(18)   Cedar Hill Apartments, Ltd.                 9%        December 1999        (b)       (c)           475,000
(10)   Breckenridge-Chaparral Apartments           9%        August 1998          (b)       (c)           750,000
       II, Ltd.
(18)   Char-Mur Apartments                         9%        December 1999        (b)       (c)           395,000
(7)    Clinton Plaza Apartments Limited            9%        August 1998          (b)       (c)         1,942,000
       Partnership
(7)    Clinton Plaza Apartments II                 9%        August 1998          (b)       (c)         2,320,000
       Limited Partnership
(13)   Country, Ltd.                               9%        July 1998            (b)       (c)         1,200,000
(18)   Crossett Apartments, Ltd.                   9%        December 1999        (b)       (c)           435,000
(8)    Cudahy Gardens                              9%        August 1998          (b)       (c)         1,174,541
(10)   El Paso-Gateway East, Ltd.                  9%        August 1998          (b)       (c)           915,000
(7)    Golf Manor Apartments                       9%        July 1998            (b)       (c)         1,100,000
(7)    Grosvenor South Apartments Limited          9%        August 1998          (b)       (c)         1,720,000
       Partnership
(7)    Grosvenor South Apartments II               9%        August 1998          (b)       (c)           475,000
       Limited Partnership
(8)    Oakland-Keller Plaza                        9%        August 1998          (b)       (c)         2,000,000
(16)   Lafayette Square Apartments, Ltd.           9%        August 1998          (b)       (c)         1,450,000
(8)    San Diego-Logan Square Gardens              9%        August 1998          (b)       (c)         2,300,000
       Company
(6)    Los Caballeros Apartments                   9%        August 1998          (b)       (c)         1,429,159
(3)    South Munjoy Associates Limited             9%        October 1998         (b)       (c)         1,490,000
(10)   Fort Worth-Northwood Apartments,            9%        August 1998          (b)       (c)           800,000
       Ltd.

                                                                 Principal Amount of Loans
                                               Carrying Amount     Subject to Delinquent
B.  Purchase Money Notes                         of Mortgages     Principal or Interest (b)
- - ------------------------                         ------------     -------------------------
(9)    Bay Village Company                        $ 1,386,000             None
(12)   Bethany Glen Associates                      1,200,000             None
(11)   Grandview-Blue Ridge Manor, Limited            560,000             None
(4)    Buena Vista Manor Apartments,                2,000,000             None
       Limited
(7)    Canton Commons Apartments                    3,400,000             None
(18)   Cedar Hill Apartments, Ltd.                    475,000             None
(10)   Breckenridge-Chaparral Apartments              750,000             None
       II, Ltd.
(18)   Char-Mur Apartments                            395,000             None
(7)    Clinton Plaza Apartments Limited             1,942,000             None
       Partnership
(7)    Clinton Plaza Apartments II                  2,320,000             None
       Limited Partnership
(13)   Country, Ltd.                                1,200,000             None
(18)   Crossett Apartments, Ltd.                      435,000             None
(8)    Cudahy Gardens                               1,174,541             None
(10)   El Paso-Gateway East, Ltd.                     915,000             None
(7)    Golf Manor Apartments                        1,100,000             None
(7)    Grosvenor South Apartments Limited           1,720,000             None
       Partnership
(7)    Grosvenor South Apartments II                  475,000             None
       Limited Partnership
(8)    Oakland-Keller Plaza                         2,000,000             None
(16)   Lafayette Square Apartments, Ltd.            1,450,000             None
(8)    San Diego-Logan Square Gardens               2,300,000             None
       Company
(6)    Los Caballeros Apartments                    1,429,159             None
(3)    South Munjoy Associates Limited              1,490,000             None
(10)   Fort Worth-Northwood Apartments,               800,000             None
       Ltd.

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
             Encumbrances-Mortgage Loans on Real Estate (Continued)
                                FEBRUARY 29, 1996

                                                                                Periodic
                                                                   Final        Payment    Prior       Face Amount
B.  Purchase Money Notes                   Interest Rate (a)   Maturity Date     Terms     Liens      of Mortgages
- - ------------------------                   -----------------   -------------     -----     -----      ------------
(10)   Corpus Christi-Oso Bay Apartments,          9%        August 1998          (b)       (c)           900,000
       Ltd.
(8)    Pacific Palms                               9%        August 1998          (b)       (c)         2,100,000
(14)   Parktowne, Ltd.                             9%        July 1998            (b)       (c)           850,000
(8)    Riverside Gardens                           9%        August 1998          (b)       (c)         2,413,951
(5)    Rolling Meadows Apartments, Limited         9%        October 1998         (b)       (c)         1,500,000
(5)    Ardmore-Rolling Meadows of                  9%        August 1998          (b)       (c)           835,000
       Ardmore, Ltd.
(5)    Rolling Meadows of Chickasha,               9%        October 1998         (b)       (c)           800,000
       Limited
(15)   Roper Mountain Apartments                   9%        July 1998            (b)       (c)         1,300,000
(7)    Rosewood Manor Apartments                   9%        August 1998          (b)       (c)         1,567,127
(14)   New Jersey, Ltd.                            9%        July 1998            (b)       (c)           910,000
(10)   Stephenville-Tarleton Arms                  9%        August 1998          (b)       (c)         1,100,000
       Apartments Limited
(5)    Oklahoma City-Town and Country              9%        August 1998          (b)       (c)         3,250,000
       Village Apartments, Limited
(17)   Caddo Parish-Villas South, Ltd.             9%        August 1998          (b)       (c)         2,625,000
(14)   Eastwyck III, Ltd.                          9%        July 1998            (b)       (c)           430,000
(7)    Warren Manor Limited                        9%        July 1998            (b)       (c)         4,410,000
       Partnership-Property A
(7)    Warren Woods Apartments                     9%        July 1998            (b)       (c)         1,765,000
(1)    Westgate Associates Limited                 9%        October 1998         (b)       (c)           590,619
(14)   Westwood Apartments Company, Ltd.           9%        July 1998            (b)       (c)         1,225,000
(2)    Wingate Associates Limited                  9%        October 1998         (b)       (c)           540,718
(14)   Zeigler Blvd., Ltd.                         9%        July 1998            (b)       (c)         1,000,000
                                                                                                      -----------

                                                                                                      $61,029,115

                                                                   Principal Amount of Loans
                                               Carrying Amount       Subject to Delinquent
B.  Purchase Money Notes                         of Mortgages      Principal or Interest (b)
- - ------------------------                         ------------      -------------------------
(10)   Corpus Christi-Oso Bay Apartments,             900,000             None
       Ltd.
(8)    Pacific Palms                                2,100,000             None
(14)   Parktowne, Ltd.                                850,000             None
(8)    Riverside Gardens                            2,413,951             None
(5)    Rolling Meadows Apartments, Limited          1,500,000             None
(5)    Ardmore-Rolling Meadows of                     835,000             None
       Ardmore, Ltd.
(5)    Rolling Meadows of Chickasha,                  800,000             None
       Limited
(15)   Roper Mountain Apartments                    1,300,000             None
(7)    Rosewood Manor Apartments                    1,567,127             None
(14)   New Jersey, Ltd.                               910,000             None
(10)   Stephenville-Tarleton Arms                   1,100,000             None
       Apartments Limited
(5)    Oklahoma City-Town and Country               3,250,000             None
       Village Apartments, Limited
(17)   Caddo Parish-Villas South, Ltd.              2,625,000             None
(14)   Eastwyck III, Ltd.                             430,000             None
(7)    Warren Manor Limited                         4,410,000             None
       Partnership-Property A
(7)    Warren Woods Apartments                      1,765,000             None
(1)    Westgate Associates Limited                    590,619             None
(14)   Westwood Apartments Company, Ltd.            1,225,000             None
(2)    Wingate Associates Limited                     540,718             None
(14)   Zeigler Blvd., Ltd.                          1,000,000             None
                                                  -----------

                                                  $61,029,115



           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
             Encumbrances-Mortgage Loans on Real Estate (Continued)
                                FEBRUARY 29, 1996



(a)  Simple interest on face amount. For financial reporting purposes, the carrying amount of notes has been discounted to reflect, among other things, an interest rate of 9%.

(b)  Interest is payable from cash flow distributed to the Partnership from the subsidiary partnerships. The notes are not considered delinquent provided that 60% of such cash flow is applied to the payment of interest. Management anticipates that no payments of principal will be made prior to final maturity date.

(c)  All purchase money notes are subordinate to the first mortgages listed in part A of Schedule XI.


Geographic Locations:

(1)  Vermont, (2) New Hampshire, (3) Maine, (4) Tennessee, (5) Oklahoma, (6) Colorado, (7) Michigan, (8) California, (9)
Massachusetts, (10) Texas, (11) Missouri, (12) Arizona, (13) Mississippi, (14) Alabama, (15) South Carolina, (16) New Mexico,
(17) Louisiana, (18) Arkansas
