Form 10-Q
period 1996-05-31
CAMBRIDGE RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
filed 1996-07-12
CIK 718915

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ---  EXCHANGE ACT OF 1934


For the quarterly period ended May 31, 1996

                                       OR


- - --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                         Commission File Number 0-12634


           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                          Massachusetts                                           13-3161322
- - --------------------------------------------------------------    ------------------------------------
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)


            625 Madison Avenue, New York, New York                                              10022
- - --------------------------------------------------------------                              ----------
           (Address of principal executive offices)                                         (Zip Code)



Registrant's telephone number, including area code (212) 421-5333



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

                                     PART I

Item 1.  Financial Statements

   CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                     ASSETS

                                                                               May 31,     February 29,
                                                                                1996            1996
                                                                         ---------------   ------------

Property and equipment, net of accumulated depreciation of
   $82,077,938 and $80,440,482, respectively                             $ 110,126,273    $ 111,663,787
Cash and cash equivalents                                                    4,005,258        4,277,246
Certificates of deposit                                                        255,000          255,000
Cash - restricted for tenants' security deposits                             1,171,681        1,155,455
Mortgage escrow deposits                                                     8,648,158        7,969,001
Rents receivable                                                               322,425          288,143
Prepaid expenses and other assets                                              678,404          961,020
                                                                         -------------    -------------
   Total assets                                                          $ 125,207,199    $ 126,569,652
                                                                         =============    =============


                        LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Mortgage notes payable                                                $  71,367,099    $  71,832,854
   Purchase money notes payable (Note 2)                                    61,029,115       61,029,115
   Due to selling partners (Note 2)                                         63,755,306       62,562,415
   Accounts payable, accrued expenses and other liabilities                  6,090,570        6,333,269
   Tenants' security deposits payable                                        1,171,681        1,155,455
   Due to general partners of subsidiaries and their affiliates (Note 3)     1,043,850          998,268
   Due to general partners and affiliates (Note 3)                           3,034,702        2,989,870
                                                                         -------------    -------------

   Total liabilities                                                       207,492,323      206,901,246

Minority interest                                                               71,871           76,347
                                                                         -------------    -------------
Commitments and contingencies (Note 4)

Partners' deficit                                                          (82,356,995)     (80,407,941)
                                                                         -------------    -------------
Total liabilities and partners' deficit                                  $ 125,207,199    $ 126,569,652
                                                                         =============    =============



See accompanying notes to consolidated financial statements.

   CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                        Three Months Ended
                                                              May 31
                                                 ------------------------------
                                                     1996              1995
                                                 ------------      ------------
Revenues
   Rentals, net                                    $7,446,678        $7,305,327
   Other                                              198,269           200,455
                                                 ------------      ------------

   Total revenues                                   7,644,947         7,505,782
                                                 ------------      ------------

Expenses
   Selling and renting                                115,377           105,559
   Administrative and management                    1,161,322         1,150,186
   Administrative and management-
     related parties (Note 3)                         474,408           468,285
   Operating                                        1,409,865         1,393,753
   Repairs and maintenance                          1,725,969         1,602,907
   Taxes and insurance                                955,279           945,266
   Interest                                         2,114,894         2,156,945
   Depreciation                                     1,637,476         1,631,826
                                                 ------------      ------------

   Total expenses                                   9,594,590         9,454,727
                                                 ------------      ------------
                                                   (1,949,643)       (1,948,945)

Minority interest in loss
   (income) of subsidiaries                               589              (128)
                                                 ------------      ------------
Net loss                                         $ (1,949,054)     $ (1,949,073)
                                                 ============      ============


See accompanying notes to consolidated financial statements.

   CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT
                                   (Unaudited)


                                               Total       Limited Partners    General Partners
                                           ------------    ----------------    ----------------
Balance-March 1, 1996                      $(80,407,941)     $(79,155,331)       $ (1,252,610)

Net loss-three months ended May 31, 1996     (1,949,054)       (1,929,563)            (19,491)
                                           ------------      ------------        ------------
Balance-May 31, 1996                       $(82,356,995)     $(81,084,894)       $ (1,272,101)
                                           ============      ============        ============



See accompanying notes to consolidated financial statements.

   CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      DECREASE IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)


                                                                                          Three Months Ended
                                                                                                 May 31
                                                                                      --------------------------
                                                                                          1996           1995
                                                                                      -----------    -----------
Cash flows from operating activities:

Net loss                                                                              $(1,949,054)   $(1,949,073)
                                                                                      -----------    -----------

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation                                                                            1,637,476      1,631,826
Minority interest in (loss) income of subsidiaries                                           (589)           128
Increase in cash-restricted for tenants' security deposits                                (16,226)       (20,105)
Increase in mortgage escrow deposits                                                     (679,157)      (329,437)
(Increase) decrease in rents receivable                                                   (34,282)        13,562
Decrease in prepaid expenses and other assets                                             282,616        191,361
Increase in due to selling partners                                                     1,373,155      1,373,155
Decrease in accounts payable, accrued expenses and other liabilities                     (242,699)      (411,505)
Increase in tenants' security deposits payable                                             16,226         20,105
Increase (decrease) in due to general partners of subsidiaries and their affiliates        45,582        (40,185)
Increase (decrease) in due to general partners and affiliates                              44,832        (17,348)
                                                                                      -----------    -----------

Total adjustments                                                                       2,426,934      2,411,557
                                                                                      -----------    -----------

Net cash provided by operating activities                                                 477,880        462,484
                                                                                      -----------    -----------

Cash flows used in investing activities:

Acquisitions of property and equipment                                                    (99,962)      (152,762)
                                                                                      -----------    -----------

Cash flows used in financing activities:

Principal payment of mortgage notes payable                                              (465,755)      (488,831)
Payments to selling partners                                                             (180,264)       (50,396)
Decrease in minority interest                                                              (3,887)        (1,295)
                                                                                      -----------    -----------

Net cash used in financing activities                                                    (649,906)      (540,522)
                                                                                      -----------    -----------

Net decrease in cash and cash equivalents                                                (271,988)      (230,800)

Cash and cash equivalents at beginning of period                                        4,277,246      4,176,820
                                                                                      -----------    -----------

Cash and cash equivalents at end of period                                            $ 4,005,258    $ 3,946,020
                                                                                      ===========    ===========




See accompanying notes to consolidated financial statements.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1996
                                   (Unaudited)

NOTE 1  -  General

     The consolidated financial statements include the accounts of Cambridge + Related Housing Properties Limited Partnership, a Massachusetts limited partnership (the "Partnership"), and 44 subsidiary partnerships in which the Partnership is the sole limited partner, with an ownership interest of 98.99%.

     The Partnership's fiscal quarter ends May 31. All subsidiaries have fiscal quarters ending March 31. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from April 1 through May 31.

     All intercompany accounts and transactions have been eliminated in consolidation.

     Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

     Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $4,200 and $4,400, for the three months ended May 31, 1996 and 1995, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any.

     These unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended February 29, 1996. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of May 31, 1996 and the results of operations and cash flows for the three months ended May 31, 1996 and 1995. However, the operating results for the three months ended May 31, 1996 may not be indicative of the results for the year.

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Asset and for Long-Lived Assets to Be Disposed Of". Under SFAS No. 121, the Company is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss should be recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable. Effective March 1, 1996, the Partnership adopted SFAS No. 121, consistent with the required adoption period.

     Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. As required by SFAS 121, a provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimate fair value. Through May 31, 1996, the Partnership has not recorded and provisions for loss in impairment of assets or reduction to estimated fair value.

     Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's February 29, 1996 Annual Report on Form 10-K.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1996
                                   (Unaudited)

NOTE 2  -  Purchase Money Notes Payable

     Nonrecourse purchase money notes in the original amount of $61,029,115 were issued to the selling partners of the subsidiary partnerships as part of the purchase price and are secured only by the Partnership's interest in the subsidiary partnership to which the note relates.

     The purchase money notes, which provide for simple interest at the rate of 9% per annum through maturity, which will occur during the period July 1998 to December 1999, will not be in default during the basic term (generally fifteen years) if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding subsidiary partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. Any interest not paid currently accrues, without further interest thereon, through the due date of the note. All accrued and unpaid interest must be paid on the due date of the note, unless the Partnership exercises an extension right.

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

     Distributions aggregating $380,986 (which includes $80,546 held in escrow for expenses relating to refinancings or sales) and $126,941 were made to the Partnership for the three months ended May 31, 1996 and 1995, of which $180,264 and $76,165, respectively, was used to pay interest on the purchase money notes. Of the $76,165 interest on the purchase money notes, $25,769 was actually paid in the subsequent quarter. Continued accrual of such interest without payment, would impact the effective rate of the notes. The impact would be to reduce the effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the notes. Unpaid interest of approximately $63,630,000 and $62,437,000 at May 31, 1996 and February 29, 1996, respectively, has been accrued and is included in the caption due to selling partners.


NOTE 3  -  Related Party Transactions

     The costs incurred to related parties for the three months ended May 31, 1996 and 1995 were as follows:

                                                            Three Months Ended
                                                                  May 31,
                                                           -------------------
                                                             1996       1995
                                                           --------   --------
     Partnership management fees (a)                       $ 30,413   $ 29,663
     Expense reimbursement (b)                               59,423     42,905
     Property management fees (c)                           377,572    388,717
     Local administrative fee (d)                             7,000      7,000
                                                           --------   --------
                                                           $474,408   $468,285
                                                           ========   ========

     (a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's general partners and affiliates.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1996
                                   (Unaudited)

NOTE 3 - Related Party Transactions (continued)

     (b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnership's performance.

     (c) Property management fees incurred by Local Partnerships to affiliates of the Local Partnerships amounted to approximately $378,000 and $312,000, for the three months ended May 31, 1996 and 1995, respectively. Of such fees $77,894 and $76,619 were incurred to a company which is also an affiliate of the Related General Partner.

     (d) Cambridge/Related Housing Associates Limited Partnership, the special limited partner of each of the subsidiary partnerships, owning .01%, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.


NOTE 4  -  Commitments and Contingencies

     a) Events of Default

     Two subsidiary partnerships continue to be in default of their original mortgage agreements with aggregate delinquent payments of principal and interest approximating $2,975,000 and $2,907,000 at May 31, 1996 and February 29, 1996,
respectively. Until November 1995, both subsidiary partnerships operated under a provisional workout agreement with HUD. On November 1, 1995, the mortgage note of Oklahoma City - Town & Country Village Apartments was sold to a conventional mortgagee. During November 1995, the mortgage note of Caddo Parish - Villas South was also sold to a conventional mortgagee. The auditors for the subsidiary partnerships modified their reports for the 1995, 1994 and 1993 Fiscal Years due to the uncertainty of the ability of the subsidiary partnerships to continue in existence. Villas South and Town and Country are in the process of trying to renegotiate the terms of the notes with the new mortgage holders, but there can be no assurance that the renegotiation will be successful. In the interim, Villas South is continuing to make payments to the new mortgage holder under the provisions of the previous workout agreement with HUD. Town & Country had been making payments under the provisions of the previous workout agreement with HUD, however in February 1996 payments were suspended until management can negotiate new terms with the mortgagee. The Partnership's investment in these two subsidiary partnerships was approximately $637,000 and $739,000 at May 31, 1996 and February 29, 1996, respectively, and the minority interest balance was zero at each date. The net loss after minority interest for these two subsidiary partnerships amounted to approximately $102,000 and $132,000, for the three months ended May 31, 1996 and 1995, respectively.

     Another subsidiary partnership, Los Caballeros Apartments, received formal notice from the Secretary of the Department of Housing and Urban Development ("HUD") that, as a result of deficiencies sited upon a physical inspection of the property, the complex is in violation of their regulatory agreement and their Housing Assistance Payment ("HAP") Contracts. The subsidiary partnership does not have the working capital necessary to cover the costs to cure the deficiencies. In addition, one of the subsidiary partnership's three HAP contracts was not renewed upon the contract's expiration on November 30, 1995. The auditors for this subsidiary partnership modified their report for the 1995 Fiscal Year due to the uncertainty of the ability of the subsidiary partnership to continue in existence. Management of the Local Partnership is now working on securing a commercial loan to

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1996
                                   (Unaudited)

NOTE 4 - Commitments and Contingencies (continued)

cover the cost of physical improvements. HUD has indicated they would be willing to increase existing contract rents to cover the cost of debt service on a second mortgage. The Partnership's investment in this subsidiary partnership was approximately $511,000 and $539,000 at May 31, 1996 and February 29, 1996, respectively, and the minority interest balance was zero at each date. The net loss after minority interest for this subsidiary partnership amounted to approximately $27,000 and $35,000, for the three months ended May 31, 1996 and 1995, respectively.

     One other subsidiary partnership, Rolling Meadows of Chickasha ("Chickasha"), had previously filed a petition under Chapter 11 of the Bankruptcy Code ("Chapter 11") which has been dismissed. HUD notified Chickasha that it intended to commence foreclosure proceedings. Chickasha is in default and under HUD control as a mortgagee in possession. A foreclosure sale occurred on June 14, 1996. Bids were accepted but a closing has not yet occurred. It is anticipated that the Partnership will not receive any net proceeds as a result of the sale. In addition, it is anticipated that the gain on the sale of the property will be approximately $2,300,000 and that forgiveness of indebtedness income as a result of the cancellation of the associated purchase money note and accrued interest will be $1,700,000. Therefore, the entire gain realized by the Partnership from the sale is anticipated to be approximately $4,000,000. The Partnership is working on different alternatives in order to mitigate the effects of the transaction. The minority interest balance was zero at May 31, 1996 and February 29, 1996. The net loss after minority interest of Chickasha amounted to approximately $97,000 and $65,000, for the three months ended May 31, 1996 and 1995, respectively.

     b) Certificate of Deposit

     The Partnership has a Certificate of Deposit in the amount of $125,000 at May 31, 1996 to secure an overdraft in Town and Country's bank account. The amount of the overdraft was approximately $77,000 at March 31, 1996.

     c) Other Restricted Cash

     In addition, the Partnership and/or its subsidiary partnerships may from time to time use a portion of their cash or property to secure operating credit lines. As of May 31, 1996, $130,000 of the Partnership's funds have been so pledged to secure operating credit lines at seven subsidiary partnerships.

     d) Sales of Subsidiary Partnerships

     The general partners of one subsidiary partnership, Westgate Associates Ltd., have signed an option agreement to sell the project to the Vermont Housing Finance Agency subject to HUD approval and other contingencies, on or before December 31, 1998. The Partnership's investment in this subsidiary partnership was approximately $800,000 at May 31, 1996. This subsidiary partnership's assets constituted approximately 2% of the consolidated total assets at May 31, 1996.

     The Partnership entered into negotiations to sell two properties (Oakland-Keller Plaza and South Munjoy Associates Ltd.) for an aggregate selling price of approximately $11,000,000. The net proceeds will be used to satisfy the existing mortgage debt of approximately $4,400,000. The balance of the proceeds will be used to settle the purchase money notes and accrued interest with the balance, if any, available for general partnership purposes.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1996
                                   (Unaudited)

NOTE 5 - Subsequent Event

     On June 3, 1996 the property owned by Roper Mountain Apartments Ltd. was sold to an unaffiliated third party for approximately $4,700,000 resulting in net proceeds of $2,100,000 to the Partnership after payment of the HUD mortgage and fees and expenses of the sale. The Partnership's investment in Roper Mountain Apartments Ltd. ("Roper Mountain") at June 3, 1996 was approximately $500,000 resulting in a gain of $1,600,000. The Partnership used approximately $1,200,000 of the net proceeds to settle the associated purchase money note and accrued interest which had a total outstanding balance of $2,300,000 resulting in forgiveness of indebtedness income of $1,100,000. Therefore the entire gain realized by the Partnership from this transaction is anticipated to be approximately $2,700,000. The balance of the proceeds amounting to approximately $900,000 are currently being held in an interest bearing escrow account for the benefit of the Partnership. For financial reporting purposes, this transaction will be reflected in the financial statements in the second quarter coinciding with Roper Mountain's fiscal quarter which includes the date of sale.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
- - -------------------------------

     The Partnership's capital has been invested primarily in forty-four subsidiary partnerships (the "Local Partnerships" or "subsidiary partnerships"). As of December 1984, the Partnership had completed its cash investment of approximately $36,638,000 (including expenses) in the Local Partnerships (the "Local Partnership Interests").

     During the three months ended May 31, 1996, cash and cash equivalents of the Partnership and its 44 consolidated Local Partnerships decreased approximately $272,000 primarily as a result of capital improvements ($100,000), mortgage principal payments ($466,000) and payments of interest on purchase money notes ($180,000) which exceeded cash provided by operating activities (478,000).

     The Partnership's primary sources of funds are (i) cash distributions from operations of the Local Partnerships in which the Partnership has invested, (ii) interest earned on funds and (iii) working capital reserves. All of these sources of funds are available to meet the obligations of the Partnership.

     During the three months ended May 31, 1996 and 1995, the Partnership received cash flow distributions from operations of the Local Partnerships of approximately $381,000 (which includes approximately $81,000 held in escrow for expenses relating to refinancings or sales) and $127,000, respectively, of which approximately $180,000 and $76,000, respectively, was used to pay interest on the related Local Partnership purchase money notes. Of the $76,000 interest on the purchase money notes, $26,000 was actually paid in the subsequent quarter. In general, 60% of cash flow distributions are required to be applied to interest payments; the balance used to fund Partnership expenses.

     The Partnership had a working capital reserve of approximately $382,000 and $308,000 at May 31, 1996 and February 29, 1996, respectively, of which $255,000 at each date was restricted to secure an overdraft in Town and Country's bank account and to secure operating credit lines at seven other Local Partnerships. The working capital reserve is temporarily invested in bank certificates of deposits or money market accounts which can be easily liquidated to meet obligations as they arise. The General Partners believe that the Partnership's reserves as well as future cash flow distributions will be adequate for its operating needs, and plan to continue investing available reserves in short term investments.

     As part of the purchase price of its investment in the Local Partnerships, the Partnership issued approximately $61,029,000 of Purchase Money Notes. The typical Purchase Money Note has a basic term of fifteen years (maturities range from July 1998 to December 1999), subject to certain possible extensions as described below; provided, however, that the Purchase Money Note, as it may have been extended from time to time, will mature in any event upon the sale or refinancing of the Apartment Complex or in the event that the Local Partnership Interest has been sold by the Partnership prior thereto, in twenty years from issuance.

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

     At May 31, 1996, unpaid accrued interest on the Purchase Money Notes amounted to approximately $63,630,000. The principal of and all accrued interest on the Purchase Money Notes is due at maturity, which will occur during the period July 1998 to December 1999. The Partnership may elect, upon the payment of an extension fee of 1 1/2% per annum of the outstanding principal amount, to extend the term of the Purchase Money Notes for up to five additional years. The cash distributions out of which the Partnership pays interest on the Purchase Money Notes is less than the total interest thereon, and it is expected that accrued and unpaid interest on the Purchase Money Notes will continue to increase. The Partnership expects that upon maturity it will be required to refinance or sell its investments in the Local Partnerships in order to pay the Purchase Money Notes and accrued interest thereon. Based on the historical operating results of the Local Partnerships and the current economic conditions including changes in tax laws, it is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances. Management is working with the selling partners to restructure and/or refinance the notes. The sellers recourse, in the event of non-payment would be to foreclose on the Partnerships interests in the respective local partnerships.

     The Local Partnerships which receive government assistance are subject to low-income use contracts which restrict the sale or refinancing of the properties. These contracts have begun to expire. In order to maintain the existing inventory of affordable housing, Congress passed a series of related acts including the Emergency Low Income Preservation Act of 1987, the Low-Income Housing Preservation and Resident Homeownership Act of 1990 (together the "Preservation Acts") and the Housing Opportunity Program Extension Act of 1996 (the "1996 Act"). In exchange for eliminating the owners right to prepay the HUD mortgage and convert the property to market rate use, the Preservation Acts provided financial incentives for owners of government assisted properties. The 1996 Act provides financial assistance by funding the sale of such properties to not-for-profit owners and also restores the owners ability to prepay their HUD mortgage and convert the property to condominiums or market-rate rental housing
 . Local General Partners have filed for incentives under the Preservation Acts or the 1996 Act for the following Local Partnerships: Oakland -Keller Plaza, San Diego - Logan Square Gardens Company, Albuquerque - Lafayette Square Apts. Ltd., Westgate Associates Limited, Riverside Gardens, a Limited Partnership, Pacific Palms, a Limited Partnership, Canton Commons Associates, Rosewood Manor Associates, Bethany Glen Associates, and South Munjoy Associates, Ltd. The Oakland-Keller Plaza property is currently under contract for sale to the Oakland Housing Authority. The South Munjoy Associates, Ltd. property is under contract for sale to a private owner. The local general partners of the other properties are either negotiating purchase and sale contracts or exploring their alternatives under the 1996 Act.

     Funding for the 1996 Act is subject to appropriations by Congress. Congress funded $624 million in fiscal year 1996 for the preservation of housing. No preservation funds have been requested by HUD nor has Congress yet allocated such funds for the 1997 Fiscal Year. Accordingly, no assurance can be given that any of the Local Partnerships will obtain such incentives.

     HUD previously released the American Community Partnerships Act (the "ACPA"). The ACPA is HUD's blueprint for providing for the nation's housing needs in an era of static or decreasing budget authority.

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

     Several industry sources have already commented to HUD and Congress that in the event the ACPA was fully enacted in its present form the reduction in mortgage indebtedness would be considered taxable income to limited partners in the Partnership. Legislative relief has been proposed to exempt "mark-to-market" debt from cancellation of indebtedness income treatment. Though HUD initially backed away from the "marked-to-market" proposal, it has now been re-introduced as "Portfolio Restructuring". Additionally, in the interim, HUD has agreed to annual extensions of any expiring project based Section 8 contracts.

     The Partnership entered into negotiations to sell two properties (Oakland-Keller Plaza and South Munjoy Associates Ltd.) for an aggregate selling price of approximately $11,000,000. The net proceeds will be used to satisfy the existing mortgage debt of approximately $4,400,000. The balance of the proceeds will be used to settle the purchase money notes and accrued interest with the balance, if any, available for general partnership purposes. Additionally, another Local Partnership has signed an option agreement to sell its property to the Local Housing Authority subject to HUD approval on or before December 31, 1998.

     On June 3, 1996 the property owned by Roper Mountain Apartments Ltd. was sold to an unaffiliated third party for approximately $4,700,000 resulting in net proceeds of $2,100,000 to the Partnership after payment of the HUD mortgage and fees and expenses of the sale. The Partnership's investment in Roper Mountain Apartments Ltd. ("Roper Mountain") at June 3, 1996 was approximately $500,000 resulting in a gain of $1,600,000. The Partnership used approximately $1,200,000 of the net proceeds to settle the associated purchase money note and accrued interest which had a total outstanding balance of $2,300,000 resulting in forgiveness of indebtedness income of $1,100,000. Therefore the entire gain realized by the Partnership from this transaction is anticipated to be approximately $2,700,000. The balance of the proceeds amounting to approximately $900,000 are currently being held in an interest bearing escrow account for the benefit of the Partnership.

     For a discussion of contingencies affecting certain Local Partnerships, see
Note 4 to the financial statements. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way.

     The Partnership continues to meet the investment objective of generating tax benefits in the form of passive losses (which Limited Partners may use to offset passive income from other sources); however, to date the Partnership has been unable to provide cash distributions to the Limited Partners.

     Except as described above, management is not aware of any trends or events, commitments or uncertainties that will impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversifications of the portfolio may not protect against a general downturn in the national economy.


Results of Operations
- - ---------------------

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Asset and for Long-Lived Assets to Be Disposed Of". Under SFAS No. 121, the Company is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss should be recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable. Effective March 1, 1996, the Partnership adopted SFAS No. 121, consistent with the required adoption period.

     Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. As required by SFAS 121, a provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimate fair value. Through May 31, 1996, the Partnership has not recorded and provisions for loss in impairment of assets or reduction to estimated fair value.

     The results of operations of the Partnership, as well as the Local Partnerships, remained fairly constant during the three months ended May 31, 1996 and 1995. Contributing to the relatively stable operations at the Local Partnerships is the fact that a large portion of the Local Partnerships are operating under Government Assistance Programs which provide for rental subsidies and/or reductions of mortgage interest payments under HUD Section 8 and Section 236 Programs.

     The Partnership's primary source of income continues to be its portion of the Local Partnerships' operating results. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation, and mortgage interest. In addition, the Partnership incurred interest expense relating to the Purchase Money Notes issued when the Local Partnership Interests were acquired.

     Rental income increased approximately 2% during the three months ended May 31, 1996 as compared to 1995 primarily due to rental rate increases. Total expenses remained fairly consistent with an increase of 1% for the three months ended May 31, 1996, as compared to 1995.

                           PART II. OTHER INFORMATION



Item 1. Legal Proceedings

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

     The U.S. Department of Housing and Urban Development ("HUD"), the holder of the mortgage on the Project, notified Rolling Meadows that such mortgage was in default and that HUD intended to commence foreclosure proceedings. A foreclosure sale occurred on June 14, 1996. Bids were accepted but a closing has not yet occurred. It is anticipated that the Partnership will not receive any net proceeds as a result of the sale. In addition, it is anticipated that the gain on the sale of the property will be approximately $2,300,000 and that forgiveness of indebtedness income as a result of the cancellation of the associated purchase money note and accrued interest will be $1,700,000. Therefore, the entire gain realized by the Partnership from the sale is anticipated to be approximately $4,000,000. The Partnership is working on different alternatives in order to mitigate the effects of the transaction. Counsel is aware of no reason HUD could recover a money judgment against Rolling Meadows by reason of such foreclosure.

Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other information - None

Item 6. Exhibits and Reports on Form 8-K - None

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                               LIMITED PARTNERSHIP


                                       By: GOVERNMENT ASSISTED PROPERTIES, INC.,
                                           a general partner



Date:  July 14, 1996                   By:  /s/Paul L. Abbott
                                            -----------------------------------
                                            Paul L. Abbott,
                                            President


                                       By:  RELATED HOUSING PROGRAMS
                                            CORPORATION, a general partner



Date: July 14, 1996                    By:  /s/Alan P. Hirmes
                                            -----------------------------------
                                            Alan P. Hirmes,
                                            Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



         Signature                                          Title                                 Date
- - ----------------------------               --------------------------------------------        ------------


/s/Alan P. Hirmes                          Vice President of Related Housing Programs          July 14, 1996
- - ----------------------------               Corporation
Alan P. Hirmes


/s/Lawrence J. Lipton                      Treasurer (principal financial and accounting
- - ----------------------------               officer) of Related Housing Programs
Lawrence J. Lipton                         Corporation                                         July 14, 1996


/s/Paul L. Abbott                          President, Chief Executive Officer (principal
- - ----------------------------               executive officer) and Chief Financial Officer
Paul L. Abbott                             of Government Assisted Properties, Inc.             July 14, 1996