Form 10-Q/A
period 1996-05-31
CAMBRIDGE RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
filed 1996-08-30
CIK 718915

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               FORM 10-Q AMENDMENT


(Mark One)


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934


For the quarterly period ended May 31, 1996

                                       OR


- --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                         Commission File Number 0-12634


           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                          Massachusetts                                           13-3161322
- --------------------------------------------------------------    ------------------------------------
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)


            625 Madison Avenue, New York, New York                                              10022
- --------------------------------------------------------------                              ----------
           (Address of principal executive offices)                                         (Zip Code)



Registrant's telephone number, including area code (212) 421-5333



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            (27) Financial Data Schedule (filed herewith)

        (b) Reports on Form 8-K - No reports on Form 8-K were filed during this quarter.

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


                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                               LIMITED PARTNERSHIP


                                       By: GOVERNMENT ASSISTED PROPERTIES, INC.,
                                           a general partner



Date: August 28, 1996                  By:  /s/Paul L. Abbott
                                            -----------------------------------
                                            Paul L. Abbott,
                                            President


                                       By:  RELATED HOUSING PROGRAMS
                                            CORPORATION, a general partner



Date: August 28, 1996                  By:  /s/Alan P. Hirmes
                                            -----------------------------------
                                            Alan P. Hirmes,
                                            Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



         Signature                                          Title                                 Date
- ----------------------------               --------------------------------------------        ------------


/s/Alan P. Hirmes                          Vice President of Related Housing Programs          August 28, 1996
- ----------------------------               Corporation
Alan P. Hirmes


/s/Lawrence J. Lipton                      Treasurer (principal financial and accounting
- ----------------------------               officer) of Related Housing Programs
Lawrence J. Lipton                         Corporation                                         August 28, 1996


/s/Paul L. Abbott                          President, Chief Executive Officer (principal
- ----------------------------               executive officer) and Chief Financial Officer
Paul L. Abbott                             of Government Assisted Properties, Inc.             August 28, 1996