Form 10-Q
period 1996-08-31
CAMBRIDGE RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
filed 1996-10-15
CIK 718915

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1996

                                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                         Commission File Number 0-12634

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Massachusetts                                    13-3161322
---------------------------------           ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

625 Madison Avenue, New York, New York                                   10022
----------------------------------------                               ---------
(Address of principal executive offices)                               (ZipCode)

Registrant's telephone number, including area code (212) 421-5333

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                                     PART I


Item 1.  Financial Statements

   CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                              August 31,    February 29,
                                                                 1996           1996*
                                                             ------------   ------------
Property and equipment, net of accumulated depreciation of
   $81,153,220 and $80,440,482, respectively                 $106,101,778   $111,663,787
Cash and cash equivalents                                       4,502,783      4,277,246
Certificates of deposit                                           200,483        255,000
Cash - restricted for tenants' security deposits                1,139,969      1,155,455
Mortgage escrow deposits                                        8,490,616      7,969,001
Rents receivable                                                  272,478        288,143
Prepaid expenses and other assets                               1,049,290        961,020
                                                             ------------   ------------

  Total assets                                               $121,757,397   $126,569,652
                                                             ============   ============


                        LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
  Mortgage notes payable                                     $ 68,235,917   $ 71,832,854
  Purchase money notes payable (Note 2)                        59,729,115     61,029,115
  Due to selling partners (Note 2)                             63,972,942     62,562,415
  Accounts payable, accrued expenses and other liabilities      6,436,229      6,333,269
  Tenants' security deposits payable                            1,139,969      1,155,455
  Due to general partners of subsidiaries and
    their affiliates (Note 3)                                   1,004,137        998,268
  Due to general partners and affiliates (Note 3)               3,087,536      2,989,870
                                                             ------------   ------------

  Total liabilities                                           203,605,845    206,901,246

Minority interest                                                  70,652         76,347
                                                             ------------   ------------

Commitments and contingencies (Note 6)

Partners' deficit:
  Limited partners                                            (80,651,378)   (79,155,331)
  General partners                                             (1,267,722)    (1,252,610)
                                                             ------------   ------------

  Total partners' deficit                                     (81,919,100)   (80,407,941)
                                                             ------------   ------------

Total liabilities and partners' deficit                      $121,757,397   $126,569,652
                                                             ============   ============


*Reclassified for comparative purposes
See accompanying notes to consolidated financial statements.

   CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                             Three Months Ended           Six Months Ended
                                                August 31,                    August 31,
                                     --------------------------    ----------------------------
                                         1996          1995            1996            1995
                                     -----------    -----------    ------------    ------------
Revenues
   Rentals, net                      $ 7,466,372    $ 7,462,427    $ 14,913,050    $ 14,767,754
   Other                                 290,643        238,858         488,912         439,313
                                     -----------    -----------    ------------    ------------

   Total revenues                      7,757,015      7,701,285      15,401,962      15,207,067
                                     -----------    -----------    ------------    ------------



Expenses
   Selling and renting                   124,527        114,941         239,904         220,500
   Administrative and management       1,263,063      1,129,425       2,424,385       2,279,611
   Administrative and management-
     related parties (Note 3)            482,345        455,730         956,753         924,015
   Operating                           1,261,902      1,106,042       2,671,767       2,499,795
   Repairs and maintenance             2,083,083      2,027,828       3,809,052       3,630,735
   Taxes and insurance                 1,090,449        995,269       2,045,728       1,940,535
   Interest                            2,041,653      2,132,118       4,156,547       4,289,063
   Depreciation                        1,624,559      1,635,937       3,262,035       3,267,763
                                     -----------    -----------    ------------    ------------

   Total expenses                      9,971,581      9,597,290      19,566,171      19,052,017
                                     -----------    -----------    ------------    ------------

                                      (2,214,566)    (1,896,005)     (4,164,209)     (3,844,950)

Minority interest in (income)
   loss of subsidiaries                      875            (60)          1,464            (188)
                                     -----------    -----------    ------------    ------------

Loss before extraordinary items       (2,213,691)    (1,896,065)     (4,162,745)     (3,845,138)

Extraordinary item-gain on sale of
   property and equipment (Note 5)     1,574,533              0       1,574,533               0

Extraordinary item-forgiveness of
   indebtedness income (Note 5)        1,077,053              0       1,077,053               0
                                     -----------    -----------    ------------    ------------

Net income (loss)                    $   437,895    $(1,896,065)   $ (1,511,159)   $ (3,845,138)
                                     ===========    ===========    ============    ============



See accompanying notes to consolidated financial statements.

  CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT
                                   (Unaudited)

                                                Total          Limited        General
                                                              Partners        Partners
                                            ------------    ------------    -----------

Balance - March 1, 1996                     $(80,407,941)   $(79,155,331)   $(1,252,610)

Net loss - six months ended August 31, 1996   (1,511,159)     (1,496,047)       (15,112)
                                            ------------    ------------    -----------

Balance - August 31, 1996                   $(81,919,100)   $(80,651,378)   $(1,267,722)
                                            ============    ============    ===========

See accompanying notes to consolidated financial statements.

  CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)

                                                                                              Six Months Ended
                                                                                                  August 31
                                                                                          --------------------------
                                                                                             1996           1995
                                                                                          -----------    -----------

Cash flows from operating activities:

Net loss                                                                                  $(1,511,159)   $(3,845,138)
                                                                                          -----------    -----------
Adjustments to reconcile net loss to net cash
  provided by operating activities:

Extraordinary item-gain on sale of property and equipment (Note 5)                         (1,574,533)             0
Extraordinary item-forgiveness of indebtedness income (Note 5)                             (1,077,053)             0
Depreciation                                                                                3,262,035      3,267,763
Minority interest in (loss) income of subsidiaries                                             (1,464)           188
Decrease (increase) in cash-restricted for tenants' security deposits                          15,486        (34,189)
Increase in mortgage escrow deposits                                                         (521,615)      (199,456)
Decrease (increase) in rents receivable                                                        15,665         (9,039)
Increase in prepaid expenses and other assets                                                 (88,270)       (90,966)
Increase in due to selling partners                                                         2,718,022      2,746,310
Increase (decrease) in accounts payable, accrued expenses and other liabilities               102,960       (133,381)
(Decrease) increase in tenants' security deposits payable                                     (15,486)        34,189
Increase (decrease) in due to general partners of subsidiaries and their affiliates             5,869       (113,286)
Increase in due to general partners and affiliates                                             97,666         49,594
                                                                                          -----------    -----------

Total adjustments                                                                           2,939,282      5,517,727
                                                                                          -----------    -----------

Net cash provided by operating activities                                                   1,428,123      1,672,589
                                                                                          -----------    -----------

Cash flows provided by (used in) investing activities:

Decrease in certificates of deposit                                                            54,517              0
Net proceeds from sale of property and equipment                                            4,399,813              0
Acquisitions of property and equipment                                                       (525,306)      (377,515)
                                                                                          -----------    -----------

Net cash provided by (used in) investing activities                                         3,929,024       (377,515)
                                                                                          -----------    -----------
Cash flows used in financing activities:

Principal payments of mortgage notes payable                                               (3,596,937)      (960,002)
Payments to selling partners                                                                 (302,501)      (398,840)
Decrease in minority interest                                                                  (4,231)        (6,781)
Principal payment of purchase money notes payable                                          (1,227,941)             0
                                                                                          -----------    -----------

Net cash used in financing activities                                                      (5,131,610)    (1,365,623)
                                                                                          -----------    -----------


See accompanying notes to consolidated financial statements.



  CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)
                                                                                              Six Months Ended
                                                                                                  August 31
                                                                                          --------------------------
                                                                                             1996           1995
                                                                                          -----------    -----------
Net increase (decrease) in cash and cash equivalents                                          225,537        (70,549)

Cash and cash equivalents at beginning of period                                            4,277,246      4,176,820
                                                                                           ----------     ----------

Cash and cash equivalents at end of period                                                 $4,502,783     $4,106,271
                                                                                           ==========     ==========

Supplemental disclosures of noncash financing activities:

Forgiveness of indebtedness:

  Decrease in purchase money notes payable                                                    (72,059)             0
  Decrease in due to selling partners                                                      (1,004,994)             0

See accompanying notes to consolidated financial statements.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 1996
                                  (Unaudited)


NOTE 1 - General

         The consolidated financial statements include the accounts of Cambridge + Related Housing Properties Limited Partnership, a Massachusetts limited partnership (the OPartnershipO) and 44 subsidiary partnerships one of which only has activity through the date of sale of its property on June 3, 1996 (see Note
4). The Partnership is the sole limited partner, with an ownership interest of 98.99% in each of the subsidiary partnerships. Through the rights of the Partnership and/or the General Partner, which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary local partnerships.

         The Partnership's fiscal quarter ends August 31. All subsidiaries have fiscal quarters ending June 30. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from July 1 through August 31.

         All intercompany accounts and transactions have been eliminated in consolidation.

         Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

         Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $6,400 and $4,500 and $10,600 and $8,900 for the three and six months ended August 31, 1996 and 1995, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any.

         These unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended February 29, 1996. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of August 31, 1996, the results of operations for the three and six months ended August 31, 1996 and 1995 and cash flows for the six months ended August 31, 1996 and 1995. However, the operating results for the six months ended August 31, 1996 may not be indicative of the results for the year.

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

         Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. As required by SFAS 121, a provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 1996
                                  (Unaudited)


NOTE 1 - General

estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimate fair value. Through August 31, 1996, the Partnership has not recorded any provisions for loss on impairment of assets or reduction to estimated fair value.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's February 29, 1996 Annual Report on Form 10-K.

NOTE 2 - Purchase Money Notes Payable

         Nonrecourse purchase money notes in the original amount of $61,029,115 were issued to the selling partners of the subsidiary partnerships as part of the purchase price and are secured only by the Partnership's interest in the subsidiary partnership to which the note relates. On June 3, 1996 the property owned by Roper Mountain Apartments Ltd. was sold to an unaffiliated third party and a portion of the net proceeds were used to settle the associated purchase money note and accrued interest thereon (see Note 4).

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

         Distributions aggregating $584,713 (which includes $80,546 held in escrow for expenses relating to refinancings or sales) and $664,734 were made to the Partnership for the six months ended August 31, 1996 and 1995, of which $302,500 and $398,840, respectively, was used to pay interest on the purchase money notes. Continued accrual of such interest without payment, would impact the effective rate of the notes. The impact would be to reduce the effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the notes. Unpaid interest of approximately $63,848,000 and $62,437,000 at August 31, 1996 and February 29, 1996, respectively, has been accrued and is included in the caption due to selling partners.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 1996
                                  (Unaudited)


NOTE 3 - Related Party Transactions

         The costs incurred to related parties for the three and six months ended August 31, 1996 and 1995 were as follows:

                                        Three Months Ended    Six Months Ended
                                            August 31,            August 31,
                                       -------------------   -------------------
                                         1996       1995       1996       1995
                                       --------   --------   --------   --------
       Partnership management
         fees (a)                      $ 30,412   $ 29,662   $ 60,825   $ 59,325
       Expense reimbursement (b)         50,440     25,750    109,863     68,655
       Property management fees (c)     395,493    394,318    773,065    783,035
       Local administrative fee (d)       6,000      6,000     13,000     13,000
                                       --------   --------   --------   --------

                                       $482,345   $455,730   $956,753   $924,015
                                       ========   ========   ========   ========

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

         (c) Property management fees incurred by Local Partnerships to affiliates of the Local Partnerships amounted to $395,493 and $394,318 and $773,065 and $783,035 for the three and six months ended August 31, 1996 and 1995, respectively. Of such fees $80,477 and $78,109 and $158,371 and $154,728 were incurred to a company which is also an affiliate of the Related General Partner.

         (d) Cambridge/Related Housing Associates Limited Partnership, the special limited partner of each of the subsidiary partnerships, owning .01%, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

NOTE 4 - Property and Equipment

         On June 3, 1996 the property owned by Roper Mountain Apartments Ltd. was sold to an unaffiliated third party for $4,735,000 resulting in net proceeds of $2,106,520 to the Partnership after payment of the HUD mortgage and fees and expenses of the sale. The Partnership's investment in Roper Mountain Apartments Ltd. ("Roper Mountain") at June 3, 1996 was $531,987 resulting in a gain of $1,574,533. The Partnership used $1,227,941 of the net proceeds to settle the associated purchase money note and accrued interest which had a total outstanding balance of $2,304,994 resulting in forgiveness of indebtedness income of $1,077,053. Therefore the entire gain realized by the Partnership from this transaction is $2,651,586. The balance of the proceeds amounting to $878,579 are currently being held in an interest bearing escrow account for the benefit of the Partnership. For tax purposes, the entire gain realized by the Partnership is anticipated to be approximately $4,600,000.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 1996
                                  (Unaudited)

NOTE 5 - Extraordinary Items

         On June 3, 1996 the property owned by Roper Mountain Apartments Ltd. was sold to an unaffiliated third party resulting in a gain on sale of property and equipment of $1,574,533 and forgiveness of indebtedness income of $1,077,053 (see Note 4).

NOTE 6 - Commitments and Contingencies

         The following disclosures include changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended February 29, 1996.

         a) Events of Default

            Two subsidiary partnerships continue to be in default of their original mortgage agreements with aggregate delinquent payments of principal and interest approximating $3,056,000 and $2,907,000 at August 31, 1996 and February 29, 1996, respectively. Until November 1995, both subsidiary partnerships operated under a provisional workout agreement with HUD. On November 1, 1995, the mortgage note of Oklahoma City - Town & Country Village Apartments ("Town and Country") was sold to a conventional mortgagee. During November 1995, the mortgage note of Caddo Parish - Villas South ("Villas South") was also sold to a conventional mortgagee. The auditors for the subsidiary partnerships modified their reports for the 1995, 1994 and 1993 Fiscal Years due to the uncertainty of the ability of the subsidiary partnerships to continue in existence. Villas South and Town and Country are in the process of trying to renegotiate the terms of the notes with the new mortgage holders, but there can be no assurance that the renegotiation will be successful. In the interim, Villas South is continuing to make payments to the new mortgage holder under the provisions of the previous workout agreement with HUD. Town & Country had been making payments under the provisions of the previous workout agreement with HUD, however in February 1996 payments were suspended until management can negotiate new terms with the mortgagee. The Partnership's investment in these two subsidiary partnerships was approximately $504,000 and $739,000 at August 31, 1996 and February 29, 1996, respectively, and the minority interest balance was zero at each date. The net loss after minority interest for these two subsidiary partnerships amounted to approximately $133,000 and $134,000 and $235,000 and $266,000 for the three and six months ended August 31, 1996 and 1995, respectively.

            Another subsidiary partnership, Los Caballeros Apartments ("Los Caballeros"), received formal notice from the Secretary of the Department of Housing and Urban Development ("HUD") that, as a result of deficiencies sited upon a physical inspection of the property, the complex is in violation of their regulatory agreement and their Housing Assistance Payment ("HAP") Contracts. Los Caballeros does not have the working capital necessary to cover the costs to cure the deficiencies. In addition, one of Los Caballeros' three HAP contracts was not renewed upon the contract's expiration on November 30, 1995. The auditors for Los Caballeros modified their report for the 1995 Fiscal Year due to the uncertainty of the ability of Los Caballeros to continue in existence. Management of Los Caballeros is now working on securing a commercial loan to cover the cost of physical improvements. HUD has indicated they would be willing to increase existing contract rents to cover the cost of debt service on a second mortgage. The Partnership's investment in Los Caballeros was approximately $431,000 and $539,000 at August 31, 1996 and February 29, 1996, respectively, and the minority interest balance was zero at each date. The net loss after minority interest for Los Caballeros amounted to approximately $80,000 and $48,000 and $108,000 and $83,000 for the three and six months ended August 31, 1996 and 1995, respectively.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 1996
                                  (Unaudited)

NOTE 6 - Commitments and Contingencies (continued)


         b) Certificate of Deposit

            The Partnership has a Certificate of Deposit in the amount of $70,483 at August 31, 1996 to secure an overdraft in Town and Country's bank account. The amount of the overdraft was approximately $76,000 at June 30, 1996.


         c) Other Restricted Cash

            In addition, the Partnership and/or its subsidiary partnerships may from time to time use a portion of their cash or property to secure operating credit lines. As of August 31, 1996, $130,000 of the Partnership's funds have been so pledged to secure operating credit lines at seven subsidiary partnerships.

         d) Sales of Subsidiary Partnerships

            The general partners of one subsidiary partnership, Westgate Associates, Limited ("Westgate"), have signed an option agreement to sell the project to the Vermont Housing Finance Agency subject to HUD approval and other contingencies, on or before December 31, 1998. The Partnership's investment in Westgate was approximately $811,000 at August 31, 1996. Westgate's assets constituted approximately 2% of the consolidated total assets at August 31, 1996.

            The Partnership entered into negotiations to sell South Munjoy Associates, Limited for a sales price of approximately $3,000,000. The net proceeds will be used to satisfy the existing mortgage debt of approximately $2,500,000. The balance of the proceeds will be used to settle the purchase money notes and accrued interest with the balance, if any, available for general partnership purposes.

NOTE 7 - Subsequent Events

         Rolling Meadows of Chickasha, Ltd.
         ----------------------------------

         Rolling Meadows of Chickasha ("Chickasha"), a subsidiary partnership, had previously filed a petition under Chapter 11 of the Bankruptcy Code ("Chapter 11") which had been dismissed. HUD notified Chickasha that it intended to commence foreclosure proceedings. Chickasha was in default and under HUD control as a mortgagee in possession. On September 5, 1996 the Partnership's limited partnership interest in Chickasha was sold to a third party for $75,000 resulting in no net proceeds to the Partnership after payment of fees and expenses of the sale. The Partnership's investment in Chickasha at September 5, 1996 was a deficit of approximately $2,400,000 resulting in a gain of $2,400,000. No proceeds were used to settle the associated purchase money note and accrued interest which had a total outstanding balance of $1,700,000 resulting in forgiveness of indebtedness income of $1,700,000. In addition, voluntary noninterest bearing loans in the amount of approximately $100,000 which were made by the Partnership from its working capital reserve were forgiven, resulting in additional forgiveness of indebtedness income of $100,000. Therefore the entire gain realized by the Partnership from this transaction is anticipated to be approximately $4,200,000. For financial reporting purposes, this transaction will be reflected in the financial

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 1996
                                  (Unaudited)

NOTE 7 - Subsequent Events (continued)

statements in the third quarter coinciding with Chickasha's fiscal quarter which includes the date of sale. For tax purposes, the entire gain realized by the Partnership is anticipated to be approximately $2,000,000.

         Oakland-Keller Plaza
         --------------------

         On September 17, 1996 the property owned by Oakland-Keller Plaza was sold to an unaffiliated third party for approximately $8,800,000 resulting in net proceeds of $6,600,000 to the Partnership after payment of the HUD mortgage and fees and expenses of the sale. The Partnership's investment in Oakland-Keller Plaza ("Keller Plaza") at September 17, 1996 was approximately $2,000,000 resulting in a gain of $4,600,000. The Partnership used approximately $3,300,000 of the net proceeds to settle the associated purchase money note and accrued interest which had a total outstanding balance of $4,100,000 resulting in forgiveness of indebtedness income of $800,000. Therefore the entire gain realized by the Partnership from this transaction is anticipated to be approximately $5,400,000. The balance of the proceeds amounting to approximately $3,300,000 will be held in an interest bearing escrow account for the benefit of the Partnership. For financial reporting purposes, this transaction will be reflected in the financial statements in the third quarter coinciding with Keller Plaza's fiscal quarter which includes the date of sale. For tax purposes, the entire gain realized by the Partnership is anticipated to be approximately $8,100,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

         The Partnership's capital has been invested primarily in forty-four subsidiary partnerships (the "Local Partnerships" or "subsidiary partnerships"). As of December 1984, the Partnership had completed its cash investment of approximately $36,638,000 (including expenses) in the Local Partnerships (the "Local Partnership Interests"). On June 3, 1996 and September 17, 1996 the properties owned by two of the Local Partnerships were sold to unaffiliated third parties and on September 5, 1996 the Partnership's interest in another Local Partnership was sold to an affiliate (see below).

         During the six months ended August 31, 1996, cash and cash equivalents of the Partnership and its 44 consolidated Local Partnerships (including the activity through the date of sale for one which sold its property on June 3,
1996) increased approximately $226,000. This increase was primarily due to cash provided by operating activities ($1,428,000), proceeds from sale of property and equipment ($4,400,000) and a decrease in certificates of deposit ($55,000) which exceeded principal payments of mortgage notes and purchase money notes payable ($4,825,000), payments to selling partners ($303,000) and acquisitions of property and equipment ($525,000).

         The Partnership's primary sources of funds are (i) cash distributions from operations of the Local Partnerships in which the Partnership has invested,
(ii) interest earned on funds and (iii) working capital reserves. All of these sources of funds are available to meet the obligations of the Partnership.

         During the six months ended August 31, 1996 and 1995, the Partnership received cash flow distributions from operations of the Local Partnerships of approximately $585,000 (which includes approximately $81,000 held in escrow for expenses relating to refinancings or sales) and $665,000, respectively, of which approximately $303,000 and $399,000, respectively, was used to pay interest on the related Local Partnership purchase money notes. In general, 60% of cash flow distributions are required to be applied to interest payments; the balance used to fund Partnership expenses.

         The Partnership had a working capital reserve of approximately $1,194,000 and $308,000 at August 31, 1996 and February 29, 1996, respectively, of which approximately $200,000 and $255,000, respectively, was restricted to secure an overdraft in Town and Country's bank account and to secure operating credit lines at seven other Local Partnerships. The working capital reserve is temporarily invested in bank certificates of deposits or money market accounts which can be easily liquidated to meet obligations as they arise. The General Partners believe that the Partnership's reserves, net proceeds for future sales and future cash flow distributions will be adequate for its operating needs, and plan to continue investing available reserves in short term investments.

         As part of the purchase price of its investment in the Local Partnerships, the Partnership issued approximately $61,029,000 of Purchase Money Notes. The typical Purchase Money Note has a basic term of fifteen years (maturities range from July 1998 to December 1999), subject to certain possible extensions as described below; provided, however, that the Purchase Money Note, as it may have been extended from time to time, will mature in any event upon the sale or refinancing of the Apartment Complex or in the event that the Local Partnership Interest has been sold by the Partnership prior thereto, in twenty years from issuance. The sale of the properties owned by two Local Partnerships on June 3, 1996 and September 17, 1996 and the sale of the Partnership's interest in another Local Partnership on September 5, 1996 resulted in the settlement of the three associated purchase money notes and accrued interest thereon (see below).

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

         At August 31, 1996, unpaid accrued interest on the Purchase Money Notes amounted to approximately $63,848,000. The principal of and all accrued interest on the Purchase Money Notes is due at maturity, which will occur during the period July 1998 to December 1999. The Partnership may elect, upon the payment of an extension fee of 1 1/2% per annum of the outstanding principal amount, to extend the term of the Purchase Money Notes for up to five additional years. The cash distributions out of which the Partnership pays interest on the Purchase Money Notes is less than the total interest thereon, and it is expected that accrued and unpaid interest on the Purchase Money Notes will continue to increase. The Partnership expects that upon maturity it will be required to refinance or sell its investments in the Local Partnerships in order to pay the Purchase Money Notes and accrued interest thereon. Based on the historical operating results of the Local Partnerships and the current economic conditions including changes in tax laws, it is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances. Management is working with the selling partners to restructure and/or refinance the notes. The sellers recourse, in the event of non-payment would be to foreclose on the Partnerships interests in the respective local partnerships.

         The Local Partnerships which receive government assistance are subject to low-income use restrictions which limited the owners ability to sell or refinance the properties. In order to maintain the existing inventory of affordable housing, Congress passed a series of related acts including the Emergency Low Income Preservation Act of 1987, the Low-Income Housing Preservation and Resident Homeownership Act of 1990 (together the OPreservation ActsO) and the Housing Opportunity Program Extension Act of 1996 (the "1996 Act"). In exchange for maintaining the aforementioned use restrictions, the Preservation Acts provided financial incentives for owners of government assisted properties. The 1996 Act provides financial assistance by funding the sale of such properties to not-for-profit owners and also restores the owners ability to prepay their HUD mortgage and convert the property to condominiums or market-rate rental housing . Local General Partners have filed for incentives under the Preservation Acts or the 1996 Act for the following Local
Partnerships: San Diego - Logan Square Gardens Company, Albuquerque - Lafayette Square Apts. Ltd., Westgate Associates Limited, Riverside Gardens, a Limited Partnership, Pacific Palms, a Limited Partnership, Canton Commons Associates, Rosewood Manor Associates, Bethany Glen Associates, and South Munjoy Associates, Ltd. The South Munjoy Associates, Ltd. property is under contract for sale to a private owner. The local general partners of the other properties are either negotiating purchase and sale contracts or exploring their alternatives under the 1996 Act.

         Funding for the 1996 Act is subject to appropriations by Congress. Congress funded $624 million in fiscal year 1996 for the preservation of housing. Congress has funded approximately $325 million for preservation for 1997 Fiscal Year. Moreover only $175 million of the 1997 allocation is available to fund preservation, the balance is set aside for rental assistance payments and for special projects. There is a backlog of properties having a preservation value of in excess of $900 million. Accordingly, no assurance can be given that any of the Local Partnerships will obtain such incentives.

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

         Several industry sources have already commented to HUD and Congress that in the event the ACPA was fully enacted in its present form the reduction in mortgage indebtedness would be considered taxable income to limited partners in the Partnership. Legislative relief has been proposed to exempt "marked-to-market" debt from cancellation of indebtedness income treatment. Though HUD initially backed away from the "marked-to-market" proposal, it has now been re-introduced as "Portfolio Restructuring". Additionally, in the interim, HUD has agreed to annual extensions of any expiring project based
Section 8 contracts.

         The Partnership entered into negotiations to sell South Munjoy Associates, Limited for a sales price of approximately $3,000,000. The net proceeds will be used to satisfy the existing mortgage debt of approximately $2,500,000. The balance of the proceeds will be used to settle the purchase money notes and accrued interest with the balance, if any, available for general partnership purposes. Additionally, another Local Partnership has signed an option agreement to sell its property to the Local Housing Authority subject to HUD approval on or before December 31, 1998.

         On June 3, 1996 the property owned by Roper Mountain Apartments Ltd. was sold to an unaffiliated third party for $4,735,000 resulting in net proceeds of $2,106,520 to the Partnership after payment of the HUD mortgage and fees and expenses of the sale. The Partnership's investment in Roper Mountain Apartments Ltd. ("Roper Mountain") at June 3, 1996 was $531,987 resulting in a gain of $1,574,533. The Partnership used $1,227,941 of the net proceeds to settle the associated purchase money note and accrued interest which had a total outstanding balance of $2,304,994 resulting in forgiveness of indebtedness income of $1,077,053. Therefore the entire gain realized by the Partnership from this transaction is $2,651,586. The balance of the proceeds amounting to $878,579 are currently being held in an interest bearing escrow account for the benefit of the Partnership. For tax purposes, the entire gain realized by the Partnership is anticipated to be approximately $4,600,000.

         On September 5, 1996 the Partnership's limited partnership interest in Chickasha was sold to an affiliate for $75,000 resulting in no net proceeds to the Partnership after payment of fees and expenses of the sale. The Partnership's investment in Chickasha at September 5, 1996 was a deficit of approximately $2,400,000 resulting in a gain of $2,400,000. No proceeds were used to settle the associated purchase money note and accrued interest which had a total outstanding balance of $1,700,000 resulting in forgiveness of indebtedness income of $1,700,000. In addition, voluntary noninterest bearing loans in the amount of approximately $100,000 which were made by the Partnership from its working capital reserve were forgiven, resulting in additional forgiveness of indebtedness income of $100,000. Therefore the entire gain realized by the Partnership from this transaction is anticipated to be approximately $4,200,000. For financial reporting purposes, this transaction will be reflected in the financial statements in the third quarter coinciding with Chickasha's fiscal quarter which includes the date of sale. For tax purposes, the entire gain realized by the Partnership is anticipated to be approximately $2,000,000.

         On September 17, 1996 the property owned by Oakland-Keller Plaza was sold to an unaffiliated third party for approximately $8,800,000 resulting in net proceeds of $6,600,000 to the Partnership after payment of the HUD mortgage and fees and expenses of the sale. The Partnership's investment in Oakland-Keller Plaza ("Keller Plaza") at September 17, 1996 was approximately $2,000,000 resulting in a gain of $4,600,000. The Partnership used approximately $3,300,000 of the net proceeds to settle the associated purchase money note and accrued interest which had a total outstanding balance of $4,100,000 resulting in forgiveness of indebtedness income of $800,000. Therefore the entire gain realized by the Partnership from this transaction is anticipated to be approximately $5,400,000. The balance of the proceeds amounting to approximately $3,300,000 will be held in an interest bearing escrow account for the benefit of the Partnership. For financial reporting purposes, this transaction will be reflected in the financial statements in the third quarter coinciding with Keller Plaza's fiscal quarter which includes the date of sale. For tax purposes, the entire gain realized by the Partnership is anticipated to be approximately $8,100,000.

         For a discussion of contingencies affecting certain Local Partnerships, see Note 6 to the financial statements. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way.

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

Results of Operations
---------------------

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

         Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. As required by SFAS 121, a provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired any the depreciated cost exceeds estimate fair value. Through August 31, 1996, the Partnership has not recorded any provisions for loss on impairment of assets or reduction to estimated fair value.

         The results of operations of the Partnership, as well as the Local Partnerships, excluding extraordinary items, remained fairly constant during the three and six months ended August 31, 1996 and 1995. Contributing to the relatively stable operations at the Local Partnerships is the fact that a large portion of the Local Partnerships are operating under Government Assistance Programs which provide for rental subsidies and/or reductions of mortgage interest payments under HUD Section 8 and Section 236 Programs.

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

         Rental income increased approximately 1% during both the three and six months ended August 31, 1996 as compared to 1995 primarily due to rental rate increases. Other income increased approximately $52,000 and $50,000 during the three and six months ended August 31, 1996 as compared to 1995, primarily due to the receipt of proceeds from a fire insurance recovery claim by Bay Village during the second quarter. Total expenses excluding administrative and management and operating expenses remained fairly consistent with increases of approximately 1% for both the three and six months ended August 31, 1996, as compared to 1995. Administrative and management expenses increased approximately $134,000 for the three months ended August 31, 1996 compared to the same period in 1995 primarily due to an increase in bad debts and legal fees at one local partnership, an increase in bad debts at a second local partnership, the change at a third local partnership from an affiliated property manager to one which is not an affiliate and small increases at five other local partnerships. Operating expenses increased approximately $156,000 for the three months ended August 31, 1996 compared to the same period in 1995 primarily due to an increase in utilities at four local partnerships and small increases at three others.

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

        The U.S. Department of Housing and Urban Development ("HUD"), the holder of the mortgage on the Project, notified Rolling Meadows that such mortgage was in default and that HUD intended to commence foreclosure proceedings. On September 5, 1996 the Partnership's limited partnership interest in Chickasha was sold to an affiliate for $75,000 resulting in no net proceeds to the Partnership after payment of fees and expenses of the sale (see Note 7 to the financial statements).

Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other information - None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:

            27  Financial Data Schedule (filed herewith)

        (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES
                                   ----------

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

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                               LIMITED PARTNERSHIP

                                       By: GOVERNMENT ASSISTED PROPERTIES, INC.,
                                           a general partner

Date: October 14, 1996                     By: /s/Paul L. Abbott
                                               ---------------------------------
                                               Paul L. Abbott,
                                               President

                                       By: RELATED HOUSING PROGRAMS
                                           CORPORATION, a general partner

Date: October 14, 1996                     By: /s/Alan P. Hirmes
                                               ---------------------------------
                                               Alan P. Hirmes,
                                               Vice President

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



Signature                                  Title                                             Date
----------------------------------------   -----------------------------------------------   ------------------------
/s/Alan P. Hirmes
----------------------------------------   Vice President of Related Housing Programs        October 14, 1996
Alan P. Hirmes                             Corporation (principal financial officer)


/s/Richard A. Palermo                      Treasurer (principal accounting officer)          October 14, 1996
----------------------------------------   of Related Housing Programs Corporation
Richard A. Palermo


/s/Paul L. Abott                           President, Chief Executive Officer (principal     October 14, 1996
----------------------------------------   executive officer) and Chief Financial Officer
Paul L. Abbott                             of Government Assisted Properties, Inc.