Form 10-Q/A
period 1996-08-31
CAMBRIDGE RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
filed 1997-01-14
CIK 718915

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A-1

(Mark One)


  X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934


For the quarterly period ended August 31, 1996


                                       OR


____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


                         Commission File Number 0-12634


                           CAMBRIDGE + RELATED HOUSING
                         PROPERTIES LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)



        Massachusetts                        13-3161322
-------------------------------          -------------------
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)           Identification No.)


625 Madison Avenue, New York, New York            10022
----------------------------------------        ----------
(Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code (212)421-5333


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X_ No ____

                                     PART I

Item 1.  Financial Statements

          CAMBRIDGE + RELATED HOUSING PROPERTIES
           LIMITED PARTNERSHIP AND SUBSIDIARIES
               Consolidated Balance Sheets
                       (Unaudited)
                                      ===========   ============
                                       August 31,   February 29,
                                          1996          1996*
                                      -----------   ------------
ASSETS

Property and equipment, net of
   accumulated depreciation of
   $81,153,218 and $80,440,482,
   respectively                       $106,101,779  $111,663,787
Cash and cash equivalents                4,642,406     4,277,246
Certificates of deposit                    200,483       255,000
Cash - restricted for tenants'
   security deposits                     1,139,969     1,155,455
Mortgage escrow deposits                 8,410,616     7,969,001
Rents receivable                           272,478       288,143
Prepaid expenses and other assets        1,129,604       961,020
                                      ------------  ------------
   Total assets                       $121,897,335  $126,569,652
                                      ============  ============
LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
   Mortgage notes payable              $68,235,917  $ 71,832,854
   Purchase money notes payable
    (Note 2)                            59,729,115    61,029,115
   Due to selling partners (Note 2) 63,970,081 62,562,415 Accounts payable, accrued expenses
    and other liabilities                6,436,227     6,333,269
   Tenants' security deposits payable 1,139,969 1,155,455 Due to general partners of
    subsidiaries and their affiliates    1,004,137       998,268
   Due to general partners and
    affiliates                           3,087,536     2,989,870
                                      ------------  ------------
   Total liabilities                   203,602,982   206,901,246

Minority interest                           70,652        76,347
                                      ------------  ------------

Commitments and contingencies (Note 6)

Partners' deficit:
   Limited partners                    (80,510,005)  (79,155,331)
   General partners                     (1,266,294)   (1,252,610)
                                      ------------  ------------

   Total partners' deficit             (81,776,299)  (80,407,941)
                                      ------------  ------------

Total liabilities and partners'
   deficit                            $121,897,335  $126,569,652
                                      ============  ============

*Reclassified for comparative purposes

See Accompanying Notes to Consolidated Financial Statements

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                  (Unaudited)

                    =========================   ========================
                        Three Months Ended           Six Months Ended
                            August 31,                  August 31,
                    -------------------------   ------------------------
                      1996              1995        1996         1995
                    -------------------------   ------------------------

Revenues
 Rentals, net       $7,466,372      $7,462,427  $14,913,050  $14,767,754
 Other                 290,957         238,858      489,226      439,313
 Gain on sale of
  property
  (Note 4)           1,714,132               0    1,714,132            0
                    ----------     -----------  -----------  -----------
 Total revenues      9,471,461       7,701,285   17,116,408   15,207,067
                    ----------     -----------  -----------  -----------
Expenses
 Selling and
  renting              124,526         114,941      239,903      220,500
 Administrative and
  management         1,263,039       1,129,425    2,424,361    2,279,611
 Administrative
  and management-
  related parties
  (Note 3)             482,345         455,730      956,753      924,015
 Operating           1,261,901       1,106,042    2,671,766    2,499,795
 Repairs and
  maintenance        2,083,083       2,027,828    3,809,052    3,630,735
 Taxes and
  insurance          1,090,449         995,269    2,045,728    1,940,535
 Interest            2,038,792       2,132,118    4,153,686    4,289,063
 Depreciation        1,624,558       1,635,937    3,262,034    3,267,763
                     ----------     -----------  -----------  -----------
Total expenses       9,968,693       9,597,290   19,563,283   19,052,017
                     ----------     -----------  -----------  -----------
                      (497,232)     (1,896,005)  (2,446,875)  (3,844,950)
Minority interest
 in (income) loss
 of subsidiaries           875             (60)       1,464         (188)
                    ----------     -----------  -----------  -----------
Loss before extra-
 ordinary item        (496,357)     (1,896,065)  (2,445,411)  (3,845,138)
Extraordinary item-
 forgiveness of
 indebtedness
 income
 (Note 5)            1,077,053               0    1,077,053            0
                    ----------     -----------  -----------  -----------
Net income
 (loss)             $  580,696     $(1,896,065) $(1,368,358) $(3,845,138)
                    ==========     ===========  ===========  ===========

See Accompanying Notes to Consolidated Financial Statements

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Consolidated Statement of Partner's Deficit
                                  (Unaudited)


                   =======================================
                                    Limited      General
                        Total       Partners     Partners
                   ---------------------------------------
Balance-
 March 1, 1996    $(80,407,941) $(79,155,331) $(1,252,610)
Net loss-six
 months ended
 August 31, 1996    (1,368,358)   (1,354,674)     (13,684)
                  ------------  ------------  -----------
Balance-
 August 31, 1996  $(81,776,299) $(80,510,005) $(1,266,294)
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

                                           ==========================
                                                 Six Months Ended
                                                    August 31,
                                            -------------------------
                                                1996          1995
                                            -------------------------
Cash flows from operating activities:
Net loss                                    $(1,368,358)  $(3,845,138)
                                            -----------   -----------
Adjustments to reconcile net loss to
   net cash provided by operating
   activities:
Gain on sale of property (Note 4)            (1,714,132)            0
Extraordinary item-forgiveness of
   indebtedness income (Note 5)              (1,077,053)            0
Depreciation                                  3,262,034     3,267,763
Minority interest in (loss) income
   of subsidiaries                               (1,464)          188
Decrease (increase) in cash-restricted
   for tenants' security deposits                11,482       (34,189)
Increase in mortgage escrow deposits           (441,615)     (199,456)
Decrease (increase) in rents receivable          15,101        (9,039)
Increase in prepaid expenses and
   other assets                                (242,237)      (90,966)
Increase in due to selling partners           2,715,161     2,746,310
Increase (decrease) in accounts payable,
   accrued expenses and other liabilities       143,197      (133,381)
Increase in tenants' security
   deposits payable                              15,510        34,189
Increase (decrease) in due to general
   partners of subsidiaries and their
   affiliates                                     5,869      (113,286)
Increase in due to general partners
   and affiliates                                97,666        49,594
                                            -----------   -----------
Total adjustments                             2,789,519     5,517,727
                                            -----------   -----------
Net cash provided by operating
   activities                                 1,421,161     1,672,589
                                            -----------   -----------

Cash flows provided by (used in)
 investing activities:
Decrease in certificates of deposit              54,517             0
Proceeds from sale of property                4,546,398             0
Acquisitions of property and
   equipment                                   (525,306)     (377,515)
                                            -----------   -----------
Net cash provided by (used in)
   investing activities                       4,075,609     (377,515)
                                            -----------   -----------

See Accompanying Notes to Consolidated Financial Statements

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                    Increase (Decrease) in Cash and Cash Equivalents
                                   (continued)
                                   (Unaudited)

                                             =========================
                                                 Six Months Ended
                                                    August 31,
                                             -------------------------
                                                 1996          1995
                                             -------------------------
Cash flows used in financing activities:
Principal payments of mortgage
   notes payable                             (3,596,937)     (960,002)
Payments to selling partners                   (302,501)     (398,840)
Decrease in minority interest                    (4,231)       (6,781)
Principal payment of purchase
   money notes payable                       (1,227,941)            0
                                             ----------    ----------
Net cash used in financing activities        (5,131,610)   (1,365,623)
                                             ----------    ----------
   Net increase (decrease) in cash and
   cash equivalents                             365,160       (70,549)
Cash and cash equivalents at
   beginning of period                        4,277,246     4,176,820
                                             ----------    ----------
Cash and cash equivalents at
   end of period                             $4,642,406    $4,106,271
                                             ==========    ===========
Supplemental disclosures of
 noncash activities:
    Forgiveness of indebtedness (Note 5):
      Decrease in purchase money
      notes payable                             (72,059)            0
    Decrease in due to selling
      partners                               (1,004,994)            0

Summarized below are the
   components of the gain
   on sale of property:
   Decrease in property and
    equipment, net of accumulated
    depreciation                              2,825,280             0
   Decrease in cash-restricted for
    tenants' security deposits                    4,004             0
   Decrease in rents receivable                     564             0
   Decrease in prepaid expenses and
    other assets                                 73,653             0
   Decrease in accounts payable,
    accrued expenses and other
    liabilities                                 (40,239)            0
   Decrease in tenants' security
    deposits payable                            (30,996)            0

See Accompanying Notes to Consolidated Financial Statements

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 August 31, 1996
                                   (Unaudited)

Note 1 - General

The consolidated financial statements include the accounts of Cambridge + Related Housing Properties Limited Partnership, a Massachusetts limited partnership (the "Partnership") and 44 subsidiary partnerships one of which only has activity through the date of sale of its property and the related assets and liabilities on June 3, 1996 (see Note 4). The Partnership is the sole limited partner, with an ownership interest of 98.99% in each of the subsidiary partnerships. Through the rights of the Partnership and/or the General Partner, which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary local partnerships.

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $8,800 and $4,500 and $13,000 and $8,900 for the three and six months ended August 31, 1996 and 1995, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any.

These unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended February 29, 1996. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of August 31, 1996, the results of operations for the three and six months ended August 31, 1996 and 1995 and cash flows for the six months ended August 31, 1996 and 1995. However, the operating results for the six

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 August 31, 1996
                                   (Unaudited)

Note 1 - General (continued)

months ended August 31, 1996 may not be indicative of the results for the year.

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

Note 2 - Purchase Money Notes Payable

Nonrecourse purchase money notes in the original amount of $61,029,115 were issued to the selling partners of the subsidiary

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 August 31, 1996
                                   (Unaudited)

Note 2 - Purchase Money Notes Payable (continued)

partnerships as part of the purchase price and are secured only by the Partnership's interest in the subsidiary partnership to which the note relates. On June 3, 1996 the property and the related assets and liabilities owned by Roper Mountain Apartments Ltd. was sold to an unaffiliated third party and a portion of the net proceeds were used to settle the associated purchase money note and accrued interest thereon (see Note 4).

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

Distributions aggregating $737,827 (which includes $80,546 held in escrow for expenses relating to refinancings or sales) and $664,734 were made to the Partnership for the six months ended August 31, 1996 and 1995, of which $302,500 and $398,840, respectively, was used to pay interest on the purchase money notes. Continued accrual of such interest without payment, would impact the effective rate of the notes. The impact would be to reduce the effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the notes. Unpaid interest of approximately $63,845,000 and $62,437,000 at August 31, 1996 and February 29, 1996, respectively, has been accrued and is included in the caption due to selling partners.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 August 31, 1996
                                   (Unaudited)

Note 3 - Related Party Transactions

The costs incurred to related parties for the three and six months ended August 31, 1996 and 1995 were as follows:

                Three Months Ended           Six Months Ended
                     August 31,                 August 31,
                -------------------       ---------------------
                   1996      1995            1996        1995
                -------------------       ---------------------
Partnership
 management
 fees (a)      $  30,412  $  29,662       $  60,825   $ 59,325
Expense
 reimburse-
 ment (b)         50,440     25,750         109,863     68,655
Property
 management
 fees (c)        395,493    394,318         773,065    783,035
Local adminis-
 trative fee (d)   6,000      6,000          13,000     13,000
               ---------  ---------       ---------   --------
               $ 482,345  $ 455,730       $ 956,753   $924,015
               =========  =========       =========   ========

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

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 August 31, 1996
                                   (Unaudited)

Note 4 - Sale of Properties

On June 3, 1996, the property and the related assets and liabilities of Roper Mountain Apartments Ltd. ("Roper Mountain") were sold to a third party for $4,735,000, resulting in net proceeds of $1,953,406 to the Partnership after repayment of the first mortgage owed to HUD and expenses of the sale. For financial reporting purposes a gain on the sale of property in the amount of $1,714,132 was realized. The Partnership used $1,227,941 of the net proceeds to settle the associated purchase money note and accrued interest which had a total outstanding balance of $2,304,994 resulting in forgiveness of indebtedness income of $1,077,053. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $4,500,000.

Rolling Meadows of Chickasha ("Chickasha"), a subsidiary partnership, had previously filed a petition under Chapter 11 of the Bankruptcy Code ("Chapter 11") which had been dismissed. HUD notified Chickasha that it intended to commence foreclosure proceedings. Chickasha was in default and under HUD control as a mortgagee in possession. On August 15, 1996, the Partnership's limited partnership interest in Chickasha was sold to a third party for $75,000, resulting in no net proceeds to the Partnership after expenses of the sale. For financial reporting purposes a gain on the sale of property in the amount of $472,720 was realized and forgiveness of indebtedness income of $1,768,800 was also realized as a result of forgiveness of the mortgage note payable to HUD and accrued interest thereon. No proceeds were used to settle the associated purchase money note and accrued interest which had a total outstanding balance of $1,723,095 resulting in additional forgiveness of indebtedness income of $1,723,095. Therefore the entire forgiveness of indebtedness income realized by the Partnership from this transaction is $3,491,895. For financial reporting purposes, this transaction will be reflected in the financial statements in the third quarter coinciding with Chickasha's fiscal quarter which includes the date of sale. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $1,800,000.



Note 5 - Extraordinary Items

On June 3, 1996, the property and the related assets and liabilities of Roper Mountain were sold to a third party for $4,735,000. For

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 August 31, 1996
                                   (Unaudited)

Note 5 - Extraordinary Items (continued)

financial reporting purposes, forgiveness of indebtedness income of $1,077,053 was realized (see Note 4).

On August 15, 1996, the Partnership's limited partnership interest in Chickasha was sold to a third party for $75,000 resulting in forgiveness of indebtedness income of $3,491,895 (see Note 4). For financial reporting purposes, this transaction will be reflected in the financial statements in the third quarter coinciding with Chickasha's fiscal quarter which includes the date of sale.

Note 6 - Commitments and Contingencies

The following disclosures include changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended February 29, 1996.

a) Events of Default
Two subsidiary partnerships continue to be in default of their original mortgage agreements with aggregate delinquent payments of principal and interest approximating $3,056,000 and $2,907,000 at August 31, 1996 and February 29, 1996, respectively. Until November 1995, both subsidiary partnerships operated under a provisional workout agreement with HUD. On November 1, 1995, the mortgage note of Oklahoma City - Town & Country Village Apartments ("Town and Country") was sold to a conventional mortgagee. During November 1995, the mortgage note of Caddo Parish - Villas South ("Villas South") was also sold to a conventional mortgagee. The auditors for the subsidiary partnerships modified their reports for the 1995, 1994 and 1993 Fiscal Years due to the uncertainty of the ability of the subsidiary partnerships to continue in existence. Villas South and Town and Country are in the process of trying to renegotiate the terms of the notes with the new mortgage holders, but there can be no assurance that the renegotiation will be successful. Villas South filed for protection under Chapter 11 of the United States Bankruptcy Code on November 12, 1996 and the equivalent of a receiver has been appointed. In the interim, Villas South is continuing to make payments to the new mortgage holder under the provisions of the previous workout agreement with HUD. Town & Country had been making payments under the provisions of the previous workout agreement with HUD, however in February 1996 payments were suspended until management can negotiate new terms with the mortgagee. The Partnership's investment in these two subsidiary partnerships was approximately $504,000 and $739,000 at August 31, 1996 and February 29, 1996, respectively, and the minority interest balance was zero at each

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 August 31, 1996
                                   (Unaudited)

Note 6 - Commitments and Contingencies (continued)

date. The net loss after minority interest for these two subsidiary partnerships amounted to approximately $133,000 and $134,000 and $235,000 and $266,000 for the three and six months ended August 31, 1996 and 1995, respectively.

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

The Partnership entered into negotiations to sell South Munjoy Associates, Limited ("South Munjoy") for a sales price of approximately $3,000,000. The net proceeds will be used to satisfy the existing mortgage debt of approximately $800,000. The balance of the proceeds will be used to settle the purchase money notes and accrued interest with the balance, if any, available for general partnership purposes. The Partnership's investment in South Munjoy was approximately $2,385,000 at August 31, 1996. South Munjoy's assets constituted approximately 3% of the consolidated total assets at August 31, 1996.

Note 7 - Subsequent Event

On September 17, 1996, the property and the related assets and liabilities of Oakland-Keller Plaza ("Keller Plaza") were sold to an unaffiliated third party for $8,800,000, resulting in net proceeds of $6,033,731 to the Partnership after repayment of the first mortgage owed to HUD and expenses of the sale. For financial reporting purposes a gain on the sale of property in the amount of $4,847,249 was realized. The Partnership used $3,016,865 of the net proceeds (not including $409,930 which is anticipated to be repaid in January 1997 from a distribution of escrow funds) to settle the associated purchase money note and accrued interest which had a total outstanding balance of $4,065,887 resulting in forgiveness of indebtedness income of $639,092. For financial reporting purposes, this transaction will be reflected in the financial statements in the third quarter coinciding with Keller Plaza's fiscal quarter which includes the date of sale. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $8,200,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
The Partnership's capital has been invested primarily in forty-four subsidiary partnerships (the "Local Partnerships" or "subsidiary partnerships"). As of December 1984, the Partnership had completed its cash investment of approximately $36,638,000 (including expenses) in the Local Partnerships (the "Local Partnership Interests"). On June 3, 1996 and September 17, 1996 the properties and the related assets and liabilities owned by two of the Local Partnerships were sold to unaffiliated third parties and on August 15, 1996 the Partnership's interest in another Local Partnership was sold to a third party (see below).

During the six months ended August 31, 1996, cash and cash equivalents of the Partnership and its 44 consolidated Local Partnerships (including the activity through the date of sale for one which sold its property and the related assets and liabilities on June 3, 1996) increased approximately $365,000. This increase was primarily due to cash provided by operating activities ($1,421,000), proceeds from sale of property ($4,546,000) and a decrease in certificates of deposit ($55,000) which exceeded principal payments of mortgage notes and purchase money notes payable ($4,825,000), payments to selling partners ($303,000) and acquisitions of property and equipment ($525,000).

The Partnership's primary sources of funds are (i) cash distributions from operations of the Local Partnerships in which the Partnership has invested, (ii) interest earned on funds and (iii) working capital reserves. All of these sources of funds are available to meet the obligations of the Partnership.

During the six months ended August 31, 1996 and 1995, the Partnership received cash flow distributions from operations of the Local Partnerships of approximately $738,000 (which includes approximately $81,000 held in escrow for expenses relating to refinancings or sales) and $665,000, respectively, of which approximately $303,000 and $399,000, respectively, was used to pay interest on the related Local Partnership purchase money notes. In general, 60% of cash flow distributions are required to be applied to interest payments; the balance used to fund Partnership expenses.

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

As part of the purchase price of its investment in the Local Partnerships, the Partnership issued approximately $61,029,000 of Purchase Money Notes. The typical Purchase Money Note has a basic term of fifteen years (maturities range from July 1998 to December 1999), subject to certain possible extensions as described below; provided, however, that the Purchase Money Note, as it may have been extended from time to time, will mature in any event upon the sale or refinancing of the Apartment Complex or in the event that the Local Partnership Interest has been sold by the Partnership prior thereto, in twenty years from issuance. The sale of the properties and the related assets and liabilities owned by two Local Partnerships on June 3, 1996 and September 17, 1996 and the sale of the Partnership's interest in another Local Partnership on September 5, 1996 resulted in the settlement of the three associated purchase money notes and accrued interest thereon (see below).

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

Several industry sources have already commented to HUD and Congress that in the event the ACPA was fully enacted in its present form the reduction in mortgage indebtedness would be considered taxable income to limited partners in the Partnership. Legislative relief has been proposed to exempt "marked-to-market" debt from cancellation of indebtedness income treatment. Though HUD initially backed away from the "marked-to-market" proposal, it has now been re-introduced as "Portfolio Restructuring". Additionally, in the interim, HUD has agreed to annual extensions of any expiring project based Section 8 contracts, but there is no guarantee that such extension will be available in the future.

The Partnership entered into negotiations to sell South Munjoy Associates, Limited for a sales price of approximately $3,000,000. The net proceeds will be used to satisfy the existing mortgage debt of approximately $800,000. The balance of the proceeds will be used to settle the purchase money notes and accrued interest with the balance, if any, available for general partnership purposes. Additionally, another local partnership has signed an option agreement to sell its property to the Local Housing Authority subject to HUD approval on or before December 31, 1998.

On June 3, 1996, the property and the related assets and liabilities of Roper Mountain Apartments Ltd. ("Roper Mountain") were sold to a third party for $4,735,000, resulting in net proceeds of $1,953,406 to the Partnership after repayment of the first mortgage owed to HUD and expenses of the sale. For financial reporting purposes a gain on the sale of property in the amount of $1,714,132 was realized. The Partnership used $1,227,941 of the net proceeds to settle the associated purchase money note and accrued interest which had a total outstanding balance of $2,304,994 resulting in forgiveness of indebtedness income of $1,077,053. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $4,500,000.

On August 15, 1996, the Partnership's limited partnership interest in Chickasha was sold to a third party for $75,000, resulting in no net proceeds to the Partnership after expenses of the sale. For financial reporting purposes a gain on the sale of property in the amount of $472,720 was realized and forgiveness of indebtedness income of $1,768,800 was also realized as a result of forgiveness of the mortgage note payable to HUD and accrued interest thereon. No proceeds were used to settle the associated purchase money note and accrued interest which had a total outstanding balance of $1,723,095 resulting in additional forgiveness of indebtedness income of $1,723,095. Therefore the entire forgiveness of indebtedness income realized by the Partnership from this transaction is $3,491,895. For financial reporting purposes, this transaction will be reflected in the financial statements in the third quarter coinciding with Chickasha's fiscal quarter which includes the date of sale. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $1,800,000.

On September 17, 1996, the property and the related assets and liabilities of Oakland-Keller Plaza ("Keller Plaza") were sold to a third party for $8,800,000, resulting in net proceeds of $6,033,731 to the Partnership after repayment of the first mortgage owed to HUD and expenses of the sale. For financial reporting purposes a gain on the sale of property in the amount of $4,847,249 was realized. The Partnership used $3,016,865 of the net proceeds (not including $409,930 which is anticipated to be repaid in January 1997 from a distribution of escrow funds) to settle the associated purchase money note and accrued interest which had a total outstanding balance of $4,065,887 resulting in forgiveness of indebtedness income of $639,092. For financial reporting purposes, this transaction will be reflected in the financial statements in the third quarter coinciding with Keller

Plaza's fiscal quarter which includes the date of sale. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $8,200,000.

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

Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. As required by SFAS 121, a provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through August 31, 1996, the Partnership has not recorded any provisions for loss on impairment of assets or reduction to estimated fair value.

The results of operations of the Partnership, as well as the Local Partnerships, excluding gain on sale of property and forgiveness of indebtedness income, remained fairly constant during the three and nine months ended November 30, 1996 and 1995. Contributing to the relatively stable operations at the Local Partnerships is the fact that a large portion of the Local Partnerships are operating under Government Assistance Programs which provide for rental subsidies and/or reductions of mortgage interest payments under HUD Section 8 and Section 236 Programs.

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

Rental income increased less than 1% and approximately 1% during the three and six months ended August 31, 1996 as compared to 1995 primarily due to rental rate increases. Other income increased approximately $52,000 and $50,000 during the three and six months ended August 31, 1996 as compared to 1995, primarily due to the receipt of proceeds from a fire insurance recovery claim by Bay Village during the second quarter. Total expenses excluding administrative and management and operating expenses remained fairly consistent with increases of approximately 1% for both the three and six months ended August 31, 1996, as compared to 1995. Administrative and management expenses increased approximately $134,000 for the three months ended August 31, 1996 compared to the same period in 1995 primarily due to an increase in bad debts and legal fees at one local partnership, an increase in bad debts at a second local partnership, the change at a third local partnership from an affiliated property manager to one which is not an affiliate and small increases at five other local partnerships. Operating expenses increased approximately $156,000 for the three months ended August 31, 1996 compared to the same period in 1995 primarily due to an increase in utilities at four local partnerships and small increases at three others.

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

       Discovery is continuing in the action. The Plaintiffs are responding vigorously to the counterclaims and intend to continue doing so. While it is impossible to predict with certainty, counsel believes the counter claims have no substantial merit and that an outcome unfavorable to the Partnership is unlikely.

       The U.S. Department of Housing and Urban Development ("HUD"), the holder of the mortgage on the Project, notified Rolling Meadows that such mortgage was in default and that HUD intended to commence foreclosure proceedings. On August 15, 1996 the Partnership's limited partnership interest in Chickasha was sold to a third party for $75,000, resulting in no net proceeds to the Partnership after expenses of the sale (see Note 4 to the financial statements).

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


                           CAMBRIDGE + RELATED HOUSING
                         PROPERTIES LIMITED PARTNERSHIP
                                  (Registrant)


               By: GOVERNMENT ASSISTED PROPERTIES,
                   INC., a General Partner

Date:  January 13, 1997

                   By:/s/ Paul L. Abbott
                      -------------------
                      Paul L. Abbott,
                      President



               By: RELATED HOUSING PROGRAMS
                   CORPORATION, a General Partner

Date:  January 13, 1997

                   By:/s/ Alan P. Hirmes
                      ------------------
                      Alan P. Hirmes,
                      Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf by the registrant and in the capacities and on the dates indicated:

Signature               Title                   Date
---------               -----                   ----
                        Vice President of
/s/ Alan P. Hirmes      Related Housing
------------------      Programs Corporation   January 13, 1997
Alan P. Hirmes



                        Treasurer (principal
                        financial and
                        accounting officer)
/s/ Richard A. Palermo  of Related Housing
---------------------   Programs Corporation   January 13, 1997
Richard A. Palermo



                        President, Chief
                        Executive Officer
                        (principal executive
                        officer) and Chief
                        Financial Officer of
/s/ Paul L. Abbott      Government Assisted
-----------------       Properties, Inc.       January 13, 1997
Paul L. Abbott