Form 10-Q
period 1996-11-30
CAMBRIDGE RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
filed 1997-01-14
CIK 718915

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934 ---


For the quarterly period ended November 30, 1996


                                       OR


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934


                         Commission File Number 0-12634


                           CAMBRIDGE + RELATED HOUSING
                         PROPERTIES LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


        Massachusetts                            13-3161322
-------------------------------              -------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)


625 Madison Avenue, New York, New York            10022
----------------------------------------        ---------
(Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code (212)421-5333


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

                                     PART I

Item 1. Financial Statements

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (unaudited)


                                                              November 30,        February 29,
                                                                 1996                1996*
                                                             ------------         ------------
ASSETS
Property and equipment, net of
 accumulated depreciation of
 $78,669,670 and $80,440,482, respectively                   $ 99,877,418         $111,663,787
Cash and cash equivalents                                       7,856,526            4,277,246
Certificates of deposit                                           201,124              255,000
Cash - restricted for tenants'
 security deposits                                              1,086,058            1,155,455
Mortgage escrow deposits                                        8,570,270            7,969,001
Rents receivable                                                  296,519              288,143
Prepaid expenses and other assets                               1,321,427              961,020
                                                             ------------         ------------
 Total assets                                                $119,209,342         $126,569,652
                                                             ============         ============

LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
 Mortgage notes payable                                      $ 64,128,421         $ 71,832,854
 Purchase money notes payable
  (Note 2)                                                     56,929,115           61,029,115
 Due to selling partners (Note 2)                              62,681,058           62,562,415
 Accounts payable, accrued expenses
  and other liabilities                                         4,203,359            6,333,269
 Tenants' security deposits payable                             1,086,058            1,155,455
 Due to general partners of
  subsidiaries and their affiliates                             1,086,663              998,268
 Due to general partners and affiliates                         3,188,244            2,989,870
                                                             ------------         ------------
Total liabilities                                             193,302,918          206,901,246

Minority interest                                                  70,581               76,347
                                                             ------------         ------------

Commitments and contingencies (Note 6)

Partners' deficit:
 Limited partners                                             (72,973,985)         (79,155,331)
 General partners                                              (1,190,172)          (1,252,610)
                                                             ------------         ------------
 Total partners' deficit                                      (74,164,157)         (80,407,941)
                                                             ------------         ------------
 Total liabilities and partners' deficit                     $119,209,342         $126,569,652
                                                             ============         ============

 *Reclassified for comparative purposes
 See Accompanying Notes to Consolidated Financial Statements

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaduited)



                                       Three Months Ended                Nine Months Ended
                                          November 30,                       November 30,
                               --------------------------------     -----------------------------
                                  1996                  1995            1996              1995
                               ----------            ----------     -----------       -----------
Revenues
Rentals, net                   $7,371,246            $7,499,468     $22,284,296       $22,267,222
Other                             225,871               250,560         715,097           689,873
Gain on sale of properties
 (Note 4)                       5,319,969                     0       7,034,101                 0
                               ----------           -----------     -----------       -----------
Total revenues                 12,917,086             7,750,028      30,033,494        22,957,095
                               ----------           -----------     -----------       -----------
Expenses
Selling and
 renting                          110,376               102,253         350,279           322,753
Administrative and
 management                     1,225,031             1,102,317       3,649,392         3,381,928
Administrative
 and management-
 related parties
 (Note 3)                         454,565               480,974       1,411,318         1,404,989
Operating                       1,096,085             1,118,215       3,767,851         3,618,010
Repairs and
 maintenance                    2,066,999             2,020,448       5,876,051         5,651,183
Taxes and
 insurance                      1,004,723               981,765       3,050,451         2,922,300
Interest                        1,887,379             2,138,272       6,041,065         6,427,335
Depreciation                    1,590,844             1,645,093       4,852,878         4,912,856
                               ----------           -----------     -----------       -----------
Total expenses                  9,436,002             9,589,337      28,999,285        28,641,354
                               ----------           -----------     -----------       -----------
                                3,481,084            (1,839,309)      1,034,209        (5,684,259)
Minority interest
 in loss of
 subsidiaries                          71                   194           1,535                 6
                               ----------           -----------     -----------       -----------
Income (loss)
 before extra-
 ordinary item                  3,481,155            (1,839,115)      1,035,744        (5,684,253)
Extraordinary item-
 forgiveness of
 indebtedness income
 (Note 5)                       4,130,987                     0       5,208,040                 0
                               ----------           -----------     -----------       -----------
Net income
 (loss)                        $7,612,142           $(1,839,115)     $6,243,784       $(5,684,253)
                               ==========           ===========     ===========       ===========

See Accompanying Notes to Consolidated Financial Statements

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Consolidated Statement of Partner's Deficit
                                   (Unaudited)


                                          Limited         General
                           Total          Partners        Partners
                       -------------    -------------    ------------
Balance-
 March 1, 1996         $(80,407,941)    $(79,155,331)    $(1,252,610)
Net income-
 nine months ended
 November 30, 1996        6,243,784        6,181,346          62,438
                       -------------    -------------    ------------

Balance-
 November 30, 1996     $(74,164,157)    $(72,973,985)    $(1,190,172)
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

                                                      Nine Months Ended
                                                         November 30,
                                                  ------------------------
                                                     1996         1995
                                                  ----------   -----------
Cash flows from operating activities:
Net income (loss)                                 $6,243,784   $(5,684,253)
                                                  ----------   -----------
Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
Gain on sale of properties (Note 4)               (7,034,101)            0
Extraordinary item-forgiveness of
   indebtedness income (Note 5)                   (5,208,040)            0
Depreciation                                       4,852,878     4,912,856
Minority interest in loss
   of subsidiaries                                    (1,535)           (6)
Decrease (increase) in cash-restricted
   for tenants' security deposits                     16,448       (25,704)
Increase in mortgage escrow deposits                (617,123)     (536,230)
Increase in rents receivable                         (15,234)      (77,629)
Increase in prepaid expenses and
   other assets                                     (453,860)     (201,208)
Increase in due to selling partners                4,005,190     4,119,465
Increase in accounts payable,
   accrued expenses and other liabilities            198,645         5,009
Increase in tenants' security
   deposits payable                                   13,783        25,704
Increase (decrease) in due to general
   partners of subsidiaries and their
   affiliates                                         88,395      (102,996)
Increase in due to general partners
   and affiliates                                    198,374        36,569
                                                  ----------   -----------
Total adjustments                                 (3,956,180)    8,155,830
                                                  ----------   -----------
Net cash provided by operating
   activities                                      2,287,604     2,471,577
                                                  ----------   -----------

Cash flows provided by (used in)
   investing activities:
Decrease in certificates of deposit                   53,876             0
Proceeds from sale of property                    13,096,696             0
Acquisitions of property and
   equipment                                        (686,277)     (744,926)
                                                  ----------   -----------
Net cash provided by (used in)
   investing activities                           12,464,295      (744,926)
                                                  ----------   -----------


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

                                                      Nine Months Ended
                                                         November 30,
                                                  ------------------------
                                                      1996         1995
                                                  ----------   -----------

Cash flows used in financing activities:
Principal payments of mortgage
   notes payable                                  (6,621,081)   (1,431,928)
Payments to selling partners                      (1,319,366)     (398,840)
Decrease in minority interest                         (4,231)       (6,782)
Principal payment of purchase
   money notes payable                            (3,227,941)            0
                                                 -----------   -----------

Net cash used in financing activities            (11,172,619)   (1,837,550)
                                                 -----------   -----------
   Net increase (decrease) in cash and
   cash equivalents                                3,579,280      (110,899)
Cash and cash equivalents at
   beginning of period                             4,277,246     4,176,820
                                                 -----------   -----------
Cash and cash equivalents at
   end of period                                  $7,856,526    $4,065,921
                                                 ===========   ===========

Supplemental disclosures of noncash activities:
    Forgiveness of indebtedness (Note 5):
      Decrease in purchase money
        notes payable                               (872,059)            0
      Decrease in due to selling
        partners                                  (2,567,181)            0
      Decrease in mortgage notes
        payable                                   (1,083,352)            0
      Decrease in accounts payable,
        accrued expenses and
        other liabilities                           (685,448)            0

Summarized below are the
   components of the gain
   on sale of properties:
   Decrease in property and
    equipment, net of accumulated
    depreciation                                   7,619,768             0
   Decrease in cash-restricted for
    tenants' security deposits                        52,949             0
   Decrease in rents receivable                        6,858             0
   Decrease in mortgage escrow deposits               15,854             0
   Decrease in prepaid expenses and
    other assets                                      93,453             0
   Decrease in accounts payable,
    accrued expenses and other
    liabilities                                   (1,643,107)            0
   Decrease in tenants' security
    deposits payable                                 (83,180)            0


See Accompanying Notes to Consolidated Financial Statements

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                November 30, 1996
                                   (Unaudited)

Note 1 - General

The consolidated financial statements include the accounts of Cambridge + Related Housing Properties Limited Partnership, a Massachusetts limited partnership (the "Partnership") and 44 subsidiary partnerships, two of which only have activity through the date of sale of their properties and the related assets and liabilities on June 3, 1996 and September 17, 1996 and one of which only has activity through the date of sale of the Partnership's interest on August 15, 1996 (see Note 4). The Partnership is the sole limited partner, with an ownership interest of 98.99% in each of the subsidiary partnerships. Through the rights of the Partnership and/or the General Partner, which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary local partnerships.

The Partnership's fiscal quarter ends November 30. All subsidiaries have fiscal quarters ending September 30. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from October 1 through November 30.

All intercompany accounts and transactions have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $0 and $3,300 and $5,600 and $12,200 for the three and nine months ended November 30, 1996 and 1995, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any.

These unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended February 29, 1996. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of November 30, 1996, the

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                November 30, 1996
                                   (Unaudited)

Note 1 - General (continued)

results of operations for the three and nine months ended November 30, 1996 and 1995 and cash flows for the nine months ended November 30, 1996 and 1995. However, the operating results for the nine months ended November 30, 1996 may not be indicative of the results for the year.

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

Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. As required by SFAS 121, a provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimate fair value. Through November 30, 1996, the Partnership has not recorded any provisions for loss on impairment of assets or reduction to estimated fair value.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's February 29, 1996 Annual Report on Form 10-K.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                November 30, 1996
                                   (Unaudited)

Note 2 - Purchase Money Notes Payable

Nonrecourse purchase money notes in the original amount of $61,029,115 were issued to the selling partners of the subsidiary partnerships as part of the purchase price and are secured only by the Partnership's interest in the subsidiary partnership to which the note relates. On June 3, 1996 and September 17, 1996 the properties and the related assets and liabilities owned by two subsidiary partnerships were sold to third parties and on August 15, 1996 the Partnership's interest in another subsidiary partnership was also sold to a third party. A portion of the net proceeds were used to settle the associated purchase money notes and accrued interest thereon (see Note 4).

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

Distributions aggregating $737,827 (which includes $80,546 held in escrow for expenses relating to refinancings or sales) and $664,734 were made to the Partnership for the nine months ended November 30, 1996 and 1995, of which $302,500 and $398,840, respectively, was used to pay interest on the purchase money notes. Continued accrual of such interest without payment, would impact the effective rate of the notes. The impact would be to reduce the effective interest rate of 9%. The exact effect is not

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                November 30, 1996
                                   (Unaudited)

Note 2 - Purchase Money Notes Payable (continued)

determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the notes. Unpaid interest of approximately $62,556,000 and $62,437,000 at November 30, 1996 and February 29, 1996,
respectively, has been accrued and is included in the caption due to selling partners.

Note 3 - Related Party Transactions

The costs incurred to related parties for the three and nine months ended November 30, 1996 and 1995 were as follows:

                            Three Months Ended       Nine Months Ended
                               November 30,             November 30,
                          ----------------------   ---------------------
                            1996          1995       1996         1995
                          --------      --------   --------     --------
Partnership
 management
 fees (a)                 $ 30,413     $ 29,663  $   91,238   $   88,988
Expense
 reimburse-
 ment (b)                   42,500       50,190     152,363      118,845
Property
 management
 fees (c)                  374,652      394,121   1,147,717    1,177,156
Local adminis-
 trative fee (d)             7,000        7,000      20,000       20,000
                          --------     --------  ----------   ----------
                          $454,565     $480,974  $1,411,318   $1,404,989
                          ========     ========  ==========   ==========

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

(c) Property management fees incurred by Local Partnerships to affiliates of the Local Partnerships amounted to $374,652 and $316,036 and $1,147,717 and $944,343 for the three and nine months

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                November 30, 1996
                                   (Unaudited)


Note 3 - Related Party Transactions (continued)

ended November 30, 1996 and 1995, respectively. Of such fees $67,876 and $78,085 and $226,247 and $232,813 were incurred to a company which is also an affiliate of the Related General Partner.

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

Rolling Meadows of Chickasha ("Chickasha"), a subsidiary partnership, had previously filed a petition under Chapter 11 of the Bankruptcy Code ("Chapter 11") which had been dismissed. HUD notified Chickasha that it intended to commence foreclosure proceedings. Chickasha was in default and under HUD control as a mortgagee in possession. On August 15, 1996, the Partnership's limited partnership interest in Chickasha was sold to a third party for $75,000, resulting in no net proceeds to the Partnership after expenses of the sale. For financial reporting purposes a gain on the sale of property in the amount of $472,720 was realized and forgiveness of indebtedness income of $1,768,800 was also realized as a result of forgiveness of the mortgage note payable to HUD and accrued interest thereon. No proceeds were used to settle the associated purchase money note and accrued interest which had a total outstanding balance of $1,723,095 resulting in additional forgiveness of indebtedness income of $1,723,095. Therefore the entire forgiveness of indebtedness income realized by the Partnership from this transaction is $3,491,895. For tax

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                November 30, 1996
                                   (Unaudited)

Note 4 - Sale of Properties (continued)

purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $1,800,000.

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

Note 5 - Extraordinary Items

On June 3, 1996, the property and the related assets and liabilities of Roper Mountain were sold to a third party for $4,735,000. For financial reporting purposes, forgiveness of indebtedness income of $1,077,053 was realized (see
Note 4).

On August 15, 1996, the Partnership's limited partnership interest in Chickasha was sold to a third party for $75,000. For financial reporting purposes, forgiveness of indebtedness income of $3,491,895 was realized (see Note 4).

On September 17, 1996, the property and the related assets and liabilities of Keller Plaza were sold to a third party for $8,800,000. For financial reporting purposes, forgiveness of indebtedness income of $639,092 was realized (see Note
4).

Note 6 - Commitments and Contingencies

The following disclosures include changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended February 29, 1996.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                November 30, 1996
                                   (Unaudited)

Note 6 - Commitments and Contingencies (continued)

a)  Events of Default

Two subsidiary partnerships continue to be in default of their original mortgage agreements. Until November 1995, both subsidiary partnerships operated under a provisional workout agreement with HUD. On November 1, 1995, the mortgage note of Oklahoma City - Town & Country Village Apartments ("Town and Country") was sold to a conventional mortgagee. During November 1995, the mortgage note of Caddo Parish - Villas South ("Villas South") was also sold to a conventional mortgagee. The auditors for the subsidiary partnerships modified their reports for the 1995, 1994 and 1993 Fiscal Years due to the uncertainty of the ability of the subsidiary partnerships to continue in existence. Villas South and Town and Country are in the process of trying to renegotiate the terms of the notes with the new mortgage holders, but there can be no assurance that the renegotiation will be successful. Villas South filed for protection under Chapter 11 of the United States Bankruptcy Code on November 12, 1996 and the equivalent of a receiver has been appointed. In the interim, Villas South is continuing to make payments to the new mortgage holder under the provisions of the previous workout agreement with HUD. Town & Country had been making payments under the provisions of the previous workout agreement with HUD, however in February 1996 payments were suspended until management can negotiate new terms with the mortgagee. The Partnership's investment in these two subsidiary partnerships was approximately $384,000 and $739,000 at November 30, 1996 and February 29, 1996, respectively, and the minority interest balance was zero at each date. The net loss after minority interest for these two subsidiary partnerships amounted to approximately $119,000 and $125,000 and $354,000 and $391,000 for the three and nine months ended November 30, 1996 and 1995, respectively.

Another subsidiary partnership, Los Caballeros Apartments ("Los Caballeros"), received formal notice from the Secretary of the Department of Housing and Urban Development ("HUD") that, as a result of deficiencies sited upon a physical inspection of the property, the complex is in violation of their regulatory agreement and their Housing Assistance Payment ("HAP") Contracts. Los Caballeros does not have the working capital necessary to cover the costs to cure the deficiencies. In addition, one of Los Caballeros' three HAP contracts was not renewed upon the contract's expiration on November 30, 1995. The auditors for Los Caballeros modified their report for the 1995 Fiscal Year due to the uncertainty of the ability of Los Caballeros to continue in existence. Management of Los Caballeros is now working on

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                November 30, 1996
                                   (Unaudited)

Note 6 - Commitments and Contingencies (continued)

securing a commercial loan to cover the cost of physical improvements. HUD has indicated they would be willing to increase existing contract rents to cover the cost of debt service on a second mortgage. The Partnership's investment in Los Caballeros was approximately $423,000 and $539,000 at November 30, 1996 and February 29, 1996, respectively, and the minority interest balance was zero at each date. The net loss after minority interest for Los Caballeros amounted to approximately $8,000 and $28,000 and $116,000 and $111,000 for the three and nine months ended November 30, 1996 and 1995, respectively.

b)   Certificate of Deposit
The Partnership has a Certificate of Deposit in the amount of $71,124 at November 30, 1996 to secure an overdraft in Town and Country's bank account. The amount of the overdraft was approximately $56,000 at September 30, 1996.

c)  Other Restricted Cash
In addition, the Partnership and/or its subsidiary partnerships may from time to time use a portion of their cash or property to secure operating credit lines. As of November 30, 1996, $130,000 of the Partnership's funds have been so pledged to secure operating credit lines at seven subsidiary partnerships.

d)  Sales of Subsidiary Partnerships
The general partners of one subsidiary partnership, Westgate Associates, Limited ("Westgate"), have signed an option agreement to sell the project to the Vermont Housing Finance Agency subject to HUD approval and other contingencies, on or before December 31, 1998. The Partnership's investment in Westgate was approximately $812,000 at November 30, 1996. Westgate's assets constituted approximately 2% of the consolidated total assets at November 30, 1996.

The Partnership entered into negotiations to sell South Munjoy Associates, Limited ("South Munjoy") for a sales price of approximately $3,000,000. The net proceeds will be used to satisfy the existing mortgage debt of approximately $800,000. The balance of the proceeds will be used to settle the purchase money notes and accrued interest with the balance, if any, available for general partnership purposes. The Partnership's investment in South Munjoy was approximately $2,411,000 at November 30, 1996. South Munjoy's assets constituted approximately 3% of the consolidated total assets at November 30, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's capital has been invested primarily in forty-four subsidiary partnerships (the "Local Partnerships" or "subsidiary partnerships"). As of December 1984, the Partnership had completed its cash investment of approximately $36,638,000 (including expenses) in the Local Partnerships (the "Local Partnership Interests"). On June 3, 1996 and September 17, 1996 the properties and the related assets and liabilities owned by two subsidiary partnerships were sold to third parties and on August 15, 1996 the Partnership's interest in another subsidiary partnership was also sold to a third party (see below).

During the nine months ended November 30, 1996, cash and cash equivalents of the Partnership and its 44 consolidated Local Partnerships (including the activity through the dates of sale for the three Local Partnerships above) increased approximately $3,579,000. This increase was primarily due to cash provided by operating activities ($2,288,000), proceeds from sale of properties ($13,097,000) and a decrease in certificates of deposit ($54,000) which exceeded principal payments of mortgage notes and purchase money notes payable ($9,849,000), payments to selling partners ($1,319,000) and acquisitions of property and equipment ($686,000).

The Partnership's primary sources of funds are (i) cash distributions from operations of the Local Partnerships in which the Partnership has invested, (ii) interest earned on funds and (iii) working capital reserves. All of these sources of funds are available to meet the obligations of the Partnership.

During the nine months ended November 30, 1996 and 1995, the Partnership received cash flow distributions from operations of the Local Partnerships of approximately $738,000 (which includes approximately $81,000 held in escrow for expenses relating to refinancings or sales) and $665,000, respectively, of which approximately $303,000 and $399,000, respectively, was used to pay interest on the related Local Partnership purchase money notes. In general, 60% of cash flow distributions are required to be applied to interest payments; the balance used to fund Partnership expenses.

The Partnership had a working capital reserve of approximately $4,180,000 and $308,000 at November 30, 1996 and February 29, 1996, respectively, of which approximately $201,000 and $255,000, respectively, was restricted to secure an overdraft in Town and Country's bank account and to secure operating credit lines at seven other Local Partnerships. The working capital reserve is temporarily invested in bank certificates of deposits or money market accounts which can be easily liquidated to meet obligations as they arise. The General Partners believe that the Partnership's reserves, net proceeds for future sales and future cash flow distributions will be adequate for its operating needs, and plan to continue investing available reserves in short term investments.

As part of the purchase price of its investment in the Local Partnerships, the Partnership issued approximately $61,029,000 of Purchase Money Notes. The typical Purchase Money Note has a basic term of fifteen years (maturities range from July 1998 to December 1999), subject to certain possible extensions as described below; provided, however, that the Purchase Money Note, as it may have been extended from time to time, will mature in any event upon the sale or refinancing of the Apartment Complex or in the event that the Local Partnership Interest has been sold by the Partnership prior thereto, in twenty years from issuance. On June 3, 1996 and September 17, 1996 the properties and the related assets and liabilities owned by two subsidiary partnerships were sold to third parties and on August 15, 1996 the Partnership's interest in another subsidiary partnership was also sold to a third party. A portion of the net proceeds were used to settle the associated purchase money notes and accrued interest thereon (see below).

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

At November 30, 1996, unpaid accrued interest on the Purchase

Money Notes amounted to approximately $62,556,000. The principal of and all accrued interest on the Purchase Money Notes is due at maturity, which will occur during the period July 1998 to December 1999. The Partnership may elect, upon the payment of an extension fee of 1 1/2% per annum of the outstanding principal amount, to extend the term of the Purchase Money Notes for up to five additional years. The cash distributions out of which the Partnership pays interest on the Purchase Money Notes is less than the total interest thereon, and it is expected that accrued and unpaid interest on the Purchase Money Notes will continue to increase. The Partnership expects that upon maturity it will be required to refinance or sell its investments in the Local Partnerships in order to pay the Purchase Money Notes and accrued interest thereon. Based on the historical operating results of the Local Partnerships and the current economic conditions including changes in tax laws, it is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances. Management is working with the selling partners to restructure and/or refinance the notes. The sellers recourse, in the event of non-payment would be to foreclose on the Partnership's interests in the respective local partnerships.

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

Several industry sources have already commented to HUD and Congress that in the event the ACPA was fully enacted in its present form the reduction in mortgage indebtedness would be considered taxable income to limited partners in the Partnership. Legislative relief has been proposed to exempt "marked-to-market" debt from cancellation off indebtedness income treatment. Though HUD initially backed away from the "marked-to-market" proposal, it has now been re-introduced as "Portfolio Restructuring". Additionally, in the interim, HUD has agreed to annual extensions of any expiring project based Section 8 contracts, but there is no guarantee that such extension will be available in the future.

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

Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. As required by SFAS 121, a provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through November 30, 1996, the Partnership has not recorded any provisions for loss on impairment of assets or reduction to estimated fair value.


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

Rental income decreased approximately 2% and increased less than 1% during the three and nine months ended November 30, 1996 as compared to 1995. Excluding Roper Mountain and Keller Plaza, which sold their properties on June 3, 1996 and September 17, 1996, and Chickasha in which the Partnership's interest was sold on August 15, 1996, rental income increased approximately 2% during both the three and nine months ended November 30, 1996 as compared to 1995 primarily due to rental rate increases.

Other income decreased approximately $25,000 during the three months ended November 30, 1996 as compared to 1995 primarily due to a real estate tax refund at one local partnership during the third quarter of 1995.

Total expenses excluding Roper Mountain, Keller Plaza and Chickasha, administrative and management expenses and interest expense remained fairly consistent with increases of approximately 3% and 4% for the three and nine months ended November 30, 1996 as compared to 1995.

Administrative and management expenses increased approximately $123,000 and $267,000 for the three and nine months ended November 30, 1996 as compared to 1995. Excluding Roper Mountain, Keller Plaza and Chickasha, such expenses increased approximately $160,000 and $294,000, respectively, primarily due to an increase in bad debts and legal fees at one local partnership, hiring expenses relating to the turnover of three positions and an increase in superintendent services at a second local partnership, the change at a third local partnership from an affiliated property manager to one which is not an affiliate and small increases at three other local partnerships.

Interest expense decreased approximately $251,000 and $386,000 for the three and nine months ended November 30, 1996 as compared to 1995 primarily due to the sale of the properties owned by Roper Mountain and Keller Plaza and the sale of the Partnership's interest in Chickasha.

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


                           CAMBRIDGE + RELATED HOUSING
                         PROPERTIES LIMITED PARTNERSHIP
                                  (Registrant)


                   By: GOVERNMENT ASSISTED PROPERTIES,
                       INC., a General Partner


Date:              By: /s/ Paul L. Abbott
January 13, 1997       ------------------
                       Paul L. Abbott,
                       President



                   By: RELATED HOUSING PROGRAMS
                       CORPORATION, a General Partner


Date:              By: /s/ Alan P. Hirmes
January 13, 1997       ------------------
                       Alan P. Hirmes,
                       Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf by the registrant and in the capacities and on the dates indicated:

    Signature                  Title                  Date
---------------------   ---------------------    -------------
                        Vice President of
                        Related Housing
                        Programs
/s/ Alan P. Hirmes      Corporation              Jan. 13, 1997
---------------------
Alan P. Hirmes

                        Treasurer (principal
                        financial and
                        accounting officer) of
                        Related Housing
                        Programs
/s/ Richard A. Palermo  Corporation              Jan. 13, 1997
----------------------
Richard A. Palermo

                        President, Chief
                        Executive Officer
                        (principal executive
                        officer) and Chief
                        Financial Officer of
                        Government Assisted
/s/ Paul L. Abbott      Properties, Inc.         Jan. 13, 1997
----------------------
Paul L. Abbott
                                       24