Form 10-K
period 1997-02-28
CAMBRIDGE RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
filed 1997-06-13
CIK 718915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended February 28, 1997

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission File Number 0-12634

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Massachusetts                                 13-3161322
--------------------------------            ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

 625 Madison Avenue, New York, New York                                 10022
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

Securities registered pursuant to Section 12(b) of the Act:

     None

Securities registered pursuant to Section 12(g) of the Act:

     Initial Limited Partnership Interests
     -------------------------------------
     Title of Class

     Additional Limited Partnership Interests
     ----------------------------------------
     Title of Class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Park III of this Form 10-K or any amendment to this Form 10-K. [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

     None

                                     PART I

Item 1.       Business.

General
-------

              Cambridge + Related Housing Properties Limited Partnership (the "Partnership") is a limited partnership which was formed under the laws of the Commonwealth of Massachusetts on April 28, 1983. The general partners of the Partnership are Government Assisted Properties, Inc. (the "Assisted General Partner"), a Delaware corporation and a wholly owned subsidiary of Lehman Brothers Inc. ("Lehman"), a Delaware corporation, Related Housing Programs Corporation (the "Related General Partner"), a Delaware corporation and an affiliate of The Related Companies, L.P. ("Related"), a New York limited partnership, and Cambridge/Related Housing Associates Limited Partnership ("Cambridge Related Associates"), a Massachusetts limited partnership, together (the "General Partners"). The general partners of Cambridge Related Associates are the Assisted General Partner and the Related General Partner. The General Partners manage and control the affairs of the Partnership. See Item 10, Directors and Executive Officers of the Registrant, below.

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

              The Partnership was formed to invest, as a limited partner, in other limited partnerships (referred to herein as "Local Partnerships" or "subsidiary partnerships"), each of which owns and operates an existing residential housing development (an "Apartment Complex") Apartment Complex which is receiving some form of local, state or federal assistance, such as mortgage insurance, rental assistance payments, permanent mortgage financing and/or interest reduction payments ("Government Assistance"). The Partnership's investment objectives are to:

              (1) provide current tax benefits in the form of passive losses which holders of Limited Partnership Interests may use to offset passive income from other sources;

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

              Nonrecourse Purchase Money Notes in the original amount of $61,029,115 were issued to the selling partners of the subsidiary partnerships as part of the purchase price and are secured only by the Partnership's interest in the subsidiary partnership to which the note relates. On June 3, 1996 and September 17, 1996 the properties and the related assets and liabilities owned by two Local Partnerships were sold to third parties and on August 15, 1996 and on April 25, 1997 the Partnership's Local Partnership Interest in two other Local Partnerships were sold to a third party and the Local Partnership' s general partners, respectively (see Item 7).

              The Purchase Money Notes, which provide for simple interest at the rate of 9% per annum through maturity, which will occur during the period July 1998 to December 1999, will not be in default during the basic term (generally fifteen years) if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding subsidiary partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. Any interest not paid currently accrues, without further interest thereon, through the due date of the note. All accrued and unpaid interest must be paid on the due date of the note, unless the Partnership exercises an extension right. Continued accrual of such interest without payment would impact the effective rate of the notes, specifically by reducing the current effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the notes. Unpaid interest of $64,899,777 and $62,437,367 at February 28, 1997 and February 29, 1996, respectively, has been accrued and is included in the caption due to selling partners. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds from the sale or refinancing of the Apartment Complex, or in some cases the Local Partnership Interest to which the Purchase Money Note relates.

              The Partnership may elect, upon the payment of an extension fee of 1 1/2% per annum of the outstanding principal amount, to extend the term of the Purchase Money Note for up to five additional years. The Partnership may also defer payment of any accrued and unpaid interest until the due date of the note. The Partnership expects that upon maturity it will be required to refinance or sell its investments in the Local Partnerships in order to pay the Purchase Money Notes and accrued interest thereon. Based on historical operating results of the Local Partnerships and the current economic conditions including changes in tax laws, it is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances. Management is working with the selling partners to restructure and/or refinance the notes. The Purchase Money Notes are without personal recourse to either the Partnership or any of its partners and the sellers' recourse, in the event of non-payment, would be to foreclose on the Partnership's interests in the respective Local Partnerships.

              The General Partners will carefully analyze the opportunities available upon the expiration of the properties' U.S. Department of Housing and Urban Development ("HUD") contracts, as well as the tax consequences of each option to investors. Prior to expiration of the properties' HUD contracts, and based on the historical operating results and current economic conditions including changes in tax laws, it is uncertain as to whether there would be a return to the investors upon the sale of the applicable properties in the Partnership's portfolio.

              The Local Partnerships which receive government assistance are subject to low-income use restrictions which limited the owners ability to sell or refinance the properties. In order to maintain the existing inventory of affordable housing, Congress passed a series of related acts including the Emergency Low Income Preservation Act of 1987, the Low-Income Housing Preservation and Resident Homeownership Act of 1990 (together the "Preservation Acts") and the Housing Opportunity Program Extension Act of 1996 (the "1996 Act"). In exchange for maintaining the aforementioned use restrictions, the Preservation Acts provide financial incentives for owners of government assisted properties. The 1996 Act provides financial assistance by funding the sale of such properties to not-for-profit owners and also restores the owners ability to prepay their HUD mortgage and convert the property to condominiums or market-rate rental housing. Local general partners have filed for incentives under the Preservation Acts or the 1996 Act for the following local partnerships: San Diego - Logan Square Gardens Company, Albuquerque - Lafayette Square Apts. Ltd., Westgate Associates Limited, Riverside Gardens, a Limited Partnership, Pacific Palms, a Limited Partnership, Canton Commons Associates, Rosewood Manor Associates, Bethany Glen Associates and South Munjoy Associates, Ltd. The South Munjoy Associates, Ltd. property is under contract for sale to a private owner. The local general partners of the other properties are either negotiating purchase and sale contracts or exploring their alternatives under the 1996 Act.

              Funding for the 1996 Act is subject to appropriations by Congress. Congress funded $624 million in fiscal year 1996 for the preservation of housing. Congress has funded approximately $325 million for preservation for 1997 fiscal year. Moreover only $175 million of the 1997 allocation is available to fund preservation, while the balance is set aside for rental assistance payments and for special projects. There is a backlog of properties having a preservation value in excess of $900 million. Accordingly, no assurance can be given that any of the local partnerships will obtain such incentives.

              HUD previously released the American Community Partnerships Act (the "ACPA"). The ACPA is HUD's blueprint for providing for the nation's housing needs in an era of static or decreasing budget authority. Two key proposals in the ACPA that could affect the Local Partnerships are: a discontinuation of project-based Section 8 subsidy payments, and an attendant reduction in debt on properties that were supported by the Section 8 payments. The ACPA calls for a transition during which the project-based Section 8 payments would be converted to a tenant-based voucher system. Any FHA insured debt would then be "marked-to-market" that is revalued in light of the reduced income stream.

              Several industry sources have commented to HUD and Congress that in the event the ACPA was fully enacted in its present form, the reduction in mortgage indebtedness would be considered taxable income to owners such as the limited partners in the Partnership. Legislative relief has been proposed to exempt "marked-to-market" debt from cancellation of indebtedness income treatment. At present, there are several bills pending in Congress to address this tax relief issue. Additionally, in the interim, HUD has agreed to annual extensions of any expiring project-based Section 8 contracts, but there is no guarantee that such extensions will be available in the future.

              The general partners of one subsidiary partnership, Westgate Associates, Limited ("Westgate"), have signed an option agreement to sell the project to the Vermont Housing Finance Agency, subject to HUD approval and other contingencies, on or before December 31, 1998. The Partnership's investment in Westgate was approximately $808,000 at February 28, 1997. Westgate's assets constituted approximately 2% of the consolidated total assets at February 28, 1997.

              On March 14, 1996, South Munjoy Associates, Limited entered into a purchase and sale of real estate agreement with Mainland Development Company of Portland, Maine to sell the project for a selling price of approximately $3,000,000, subject to HUD approval and other contingencies. The net proceeds will be used to satisfy the existing mortgage debt of approximately $800,000. The balance of the proceeds will be used to settle the purchase money notes and accrued interest, with the balance, if any, available for general partnership purposes.

              On June 3, 1996, the property and the related assets and liabilities of Roper Mountain Apartments Ltd. ("Roper Mountain") were sold to a third party for $4,735,000, resulting in a gain in the amount of $1,871,046. The Partnership used $1,320,500 of the net proceeds to settle the associated purchase money note and accrued interest which had a total outstanding balance of $2,304,994, resulting in forgiveness of indebtedness income of $984,494.

              Rolling Meadows of Chickasha ("Chickasha"), a subsidiary partnership, had previously filed a petition under Chapter 11 of the Bankruptcy Code ("Chapter 11") which had been dismissed. HUD notified Chickasha that it intended to commence foreclosure proceedings. Chickasha was in default and under HUD control as a mortgagee in possession. On August 15, 1996, the Partnership's Local Partnership Interest in Chickasha was sold to a third party for $75,000, resulting in a gain in the amount of $472,720 and forgiveness of indebtedness income of $1,768,800 as a result of forgiveness of the mortgage note payable to HUD and accrued interest thereon. No proceeds were used to settle the associated purchase money note and accrued interest which had a total outstanding balance of $1,723,095, resulting in additional forgiveness of indebtedness income of $1,723,095. Therefore the entire forgiveness of indebtedness income realized by the Partnership from this transaction is $3,491,895.

              On September 17, 1996, the property and the related assets and liabilities of Oakland-Keller Plaza ("Keller Plaza") were sold to a third party for $8,800,000, resulting in a gain in the amount of $4,937,099. The Partnership used $3,472,792 of the net proceeds to settle the associated purchase money note and accrued interest which had a total outstanding balance of $4,065,887, resulting in forgiveness of indebtedness income of $593,095.

          During 1995, Los Caballeros Apartments ("Los Caballeros") received an unsatisfactory physical inspection report issued by the U.S. Department of Housing and Urban Development ("HUD"). Los Caballeros had submitted to HUD a Management Improvement Plan (MIO Plan) with an accompanying estimate of restorations and improvements pursuant to the inspection report. A request for funding from HUD accompanied the MIO Plan. The request was not granted, and thus Los Caballeros was not able to cure the deficiencies cited in the inspection report. On December 5, 1996, HUD rendered formal notification to Los Caballeros that it has been declared in default of its contractual obligations with HUD as a result of the physical deficiencies cited. On February 13, 1997, Republic National Bank formally notified Los Caballeros that it has been declared in default under their mortgage as a consequence of the property's default under the regulatory agreement. Additionally, Los Caballeros is in default under the three Housing Assistance Payments contracts. On April 25, 1997, the Partnership's Local Partnership Interest in Los Caballeros was sold to the general partners of Los Caballeros for $100,000, resulting in a gain in the amount of approximately $500,000. No proceeds were used to settle the associated Purchase Money Note and accrued interest which had a total outstanding balance of $3,187,950, resulting in forgiveness of indebtedness income. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $5,000,000.

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

Tax Matters
-----------

              The Tax Reform Act of 1986 (the "TRA") provides as of 1991 that the passive losses generated by the Partnership can only be used to shelter passive income or, in the alternative, may be carried forward to offset a gain upon the sale of properties.

Competition
-----------

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

Employees
---------

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

Item 2.       Properties.

              The Partnership holds a 98.99% limited partnership interest in each of forty-one Local Partnerships, which own forty-two residential Apartment Complexes receiving Government Assistance. On June 3, 1996 and September 17, 1996 the properties and the related assets and liabilities owned by two Local Partnerships were sold to third parties and on August 15, 1996 and on April 25, 1997 the Partnership's Local Partnership Interest in two other Local Partnerships were sold to a third party and the Local Partnership' s general partners, respectively (see Item 7. below). Set forth below is a schedule of these Local Partnerships, including certain information concerning the Apartment Complexes (the "Local Partnership Schedule"). See Schedule III to the financial statements included herein for additional information pertaining to the Apartment Complexes.

                           Local Partnership Schedule
                           --------------------------

                                                                       Government
                                                                       Assistance                    Percentage of Units
                                                                       ----------                 Occupied at December 31,
                                                            Year          HUD            -------------------------------------------
Name and Location (Number of Units)(b)                    Completed    Programs (a)      1996     1995      1994      1993      1992
--------------------------------------                    ---------    ------------      ----     ----      ----      ----      ----
Caddo Parish-Villas South, Ltd.                              1972      ss. 221(d)(4)      86%      86%       95%       94%       94%
   Shreveport, Louisiana (172)

Oklahoma City-Town and Country                               1973      ss. 207            57%      81%       82%       82%       88%
   Village Apartments, Ltd.
   Oklahoma City, Oklahoma (201)

Rolling Meadows of Chickasha, Ltd.                           1972      ss. 236            (f)      72%       72%       72%       72%
   Chickasha, Oklahoma (112)

New Jersey, Ltd.                                             1977      ss. 221(d)(4)      93%      95%       97%       97%       98%
   Mobile, Alabama (112)

Zeigler Boulevard, Ltd.                                      1981      ss. 221(d)(4)      88%      92%       90%       97%       98%
   Mobile, Alabama (112)

Eastwyck III, Ltd.                                           1979      ss. 221(d)(4)      98%      94%       99%      100%      100%
   Mobile, Alabama (48)



                           Local Partnership Schedule (Continued)
                           --------------------------
                                                                       Government
                                                                       Assistance                    Percentage of Units
                                                                       ----------                 Occupied at December 31,
                                                            Year          HUD            -------------------------------------------
Name and Location (Number of Units)(b)                    Completed    Programs (a)      1996     1995      1994      1993      1992
--------------------------------------                    ---------    ------------      ----     ----      ----      ----      ----
Breckenridge-Chaparral Apartments II, Ltd.                   1973      ss. 236            98%      99%       99%       98%      100%
  Breckenridge, Texas (88)

Country, Ltd.                                                1978      ss. 221(d)(4)      92%      90%       92%       95%       95%
  Ridgeland, Mississippi (112) (c)

Westwood Apartments Company, Ltd.                            1978      ss. 221(d)(4)      86%      83%       90%       91%       88%
  Montgomery, Alabama (176)

Parktowne, Ltd.                                              1978      ss. 221(d)(4)      89%      98%       95%       94%       91%
  Montgomery, Alabama (144)

Corpus Christi-Oso Bay Apartments, Ltd.                      1973      ss. 236            98%      99%      100%      100%      100%
  Corpus Christi, Texas (104)

Northbrook III, Ltd.                                         1981      ss. 221(d)(4)      94%      92%       92%       97%       94%
  Jackson, Mississippi (68) (c)                                        ss. 8

Bethany Glen Associates                                      1971      ss. 221(d)(3)      99%      95%       98%       95%       97%
  Glendale, Arizona (150)                                              ss. 8

Albuquerque-Lafayette Square Apts., Ltd.                     1973      ss. 236            99%      100%     100%       99%      100%
  Albuquerque, New Mexico (188)

Roper Mountain Apartments                                    1979      ss. 221(d)(4)      (e)      97%       97%       95%       90%
  Greenville, South Carolina (152)

Warren Manor Apartments
  Limited Partnership
  Warren, Michigan
    Warren Manor I (344)                                     1968      ss. 221(d)(4)      94%      95%       97%       96%       91%
    Warren Manor II (136)                                    1970      ss. 221(d)(4)      93%      95%       95%       96%       91%

Golf Manor Apartments                                        1970      ss. 221(d)(4)      95%      97%       95%       94%       94%
  Limited Partnership
  Roseville, Michigan (128)

Warren Woods Apartments                                      1971      ss. 221(d)(4)      98%      98%       99%       97%       93%
  Limited Partnership
  Warren, Michigan (192)

Canton Commons Apartments                                    1973      ss. 221(d)(4)      98%      99%       99%       99%       99%
  Canton, Michigan (452)                                               ss. 236
                                                                       ss. 8

Los Caballeros Apartments                                    1976      ss. 236            88%      93%       97%       97%       97%
  Thornton, Colorado (144) (d)(h)



                           Local Partnership Schedule (Continued)
                           --------------------------
                                                                       Government
                                                                       Assistance                    Percentage of Units
                                                                       ----------                 Occupied at December 31,
                                                            Year          HUD            -------------------------------------------
Name and Location (Number of Units)(b)                    Completed    Programs (a)      1996     1995      1994      1993      1992
--------------------------------------                    ---------    ------------      ----     ----      ----      ----      ----

Rosewood Manor Apartments                                    1972      ss. 236            99%      99%      100%       99%       99%
   Rosewood, Michigan (207)                                            ss. 8

Grosvenor South Apartments                                   1969      ss. 221(d)(3)      98%      96%       94%       95%       95%
   Limited Partnership
   Taylor, Michigan (182)

Grosvenor South Apartments                                   1969      ss. 221(d)(4)      98%      90%       83%       84%       86%
   #2 Limited Partnership
   Taylor, Michigan (54)

Clinton Plaza Apartments                                     1969      ss. 221(d)(3)      99%      96%       92%       99%       95%
   Limited Partnership
   Clinton, Michigan (168)

Clinton Plaza Apartments                                     1970      ss. 221(d)(3)      99%      95%       93%       97%       91%
   #2 Limited Partnership
   Clinton, Michigan (192)

Oakland-Keller Plaza                                         1972      ss. 236            (e)      100%     100%      100%      100%
   Oakland, California (200)                                           ss. 8

San Diego-Logan Square Gardens Company                       1970      ss. 236            100%     100%     100%      100%      100%
   San Diego, California (170)                                         ss. 8

Grandview-Blue Ridge Manor, Ltd.                             1972      ss. 236            91%      94%       98%       95%       99%
   Grandview, Missouri (80)

Ardmore-Rolling Meadows of Ardmore, Ltd.                     1974      ss. 236            98%      97%       98%      100%      100%
   Ardmore, Oklahoma (101)

El Paso-Gateway East, Ltd.                                   1972      ss. 236            100%     99%      100%      100%      100%
   El Paso, Texas (104)                                                ss. 8

Fort Worth-Northwood Apartments, Ltd.                        1972      ss. 236            98%      98%       97%       98%       99%
   Fort Worth, Texas (100)

Stephenville-Tarleton Arms Apartments, Ltd.                  1972      ss. 236            97%      99%       99%      100%       99%
   Stephenville, Texas (128)                                           ss. 8

Cudahy Gardens, a Limited Partnership                        1971      ss. 236            100%     98%       99%      100%      100%
   Cudahy, California (100)                                            ss. 8

Pacific Palms, a Limited Partnership                         1972      ss. 236            92%      94%       95%       97%       98%
   Palm Springs, California (139)

Riverside Gardens, a Limited Partnership                     1971      ss. 236            94%      96%       95%       99%       97%
   Riverside, California (192)



                           Local Partnership Schedule (Continued)
                           --------------------------
                                                                       Government
                                                                       Assistance                    Percentage of Units
                                                                       ----------                 Occupied at December 31,
                                                            Year          HUD            -------------------------------------------
Name and Location (Number of Units)(b)                    Completed    Programs (a)      1996     1995      1994      1993      1992
--------------------------------------                    ---------    ------------      ----     ----      ----      ----      ----

Bay Village Company                                          1971      ss. 236            98%      98%       98%       99%       99%
   Fall River, Massachusetts (206)                                     ss. 8

Buena Vista Manor Apartments, Ltd.                           1969      ss. 221(d)(3)      98%      93%       94%       97%       98%
   Nashville, Tennessee (200)                                          ss. 8

Rolling Meadows Apartments, Ltd.                             1971      ss. 236            99%      95%       95%       96%       94%
   Midwest City, Oklahoma (200)                                        ss. 8

Westgate Associates, Limited                                 1971      ss. 236            98%      97%       94%       95%       89%
   Brattleboro, Vermont (100)                                          ss. 8

Wingate Associates, Limited                                  1972      ss. 236            98%      99%       97%       99%       95%
   Laconia, New Hampshire (100)                                        ss. 8

South Munjoy Associates, Limited                             1966      ss. 221(d)(3)      91%      98%       98%       99%       99%
   Portland, Maine (140) (g)

Cedar Hill Apartments, Ltd.                                  1973      ss. 236            97%      100%     100%      100%       96%
   Monticello, Arkansas (60)

Char-Mur Apartments, Ltd.                                    1973      ss. 236            88%      89%       88%       97%       95%
   Trumann, Arkansas (48)

Crossett Apartments, Ltd.                                    1973      ss. 236            100%     100%     100%       99%       98%
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

Apartment Complexes not receiving assistance through the Section 8 Program ("Section 8 Payments") will generally have limitations on the amounts of rent which may be charged. One requirement imposed by HUD regulations effective for apartment complexes initially approved for Section 8 payments on or after November 5, 1979, is to limit the amount of the owner's annual cash distributions from operations to 10% of the owner's equity investment in an Apartment Complex if the apartment complex is intended for occupancy by families, and to 6% of the owner's equity investment in an Apartment Complex intended for occupancy by elderly persons. The owner's equity investment in the apartment complex is 10% of the project's replacement cost as determined by HUD. HUD released the American Community Partnerships Act (the "ACPA"). The ACPA is HUD's blueprint for providing for the nation's housing needs in an era of static or decreasing budget authority. Two key proposals in the ACPA that could affect the Local Partnerships are: a discontinuation of project-based Section 8 subsidy payments and an attendant reduction in debt on properties that were supported by the Section 8 payments. The ACPA calls for a transition during which the project-based Section 8 would be converted to a tenant-based voucher system. Any FHA insured debt would then be "marked-to-market", that is revalued in light of the reduced income stream, if any.

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

          (c)  State of jurisdiction is Alabama.

          (d)  State of jurisdiction is Michigan.

          (e) The property and the related assets and liabilities were sold during the fiscal year ended February 28, 1997 (see Note 10 in Item 8. Financial Statements and Supplemental Data).

          (f) The Partnership's Local Partnership Interest in this Local Partnership was sold during the fiscal year ended February 28, 1997 (see Note 10 in Item 8. Financial Statements and Supplemental Data).

          (g)  Subject to contract of sale (see Item 7. below).

          (h) On April 25, 1997, the Partnership's Local Partnership Interest in Los Caballeros was sold to the general partners of Los Caballeros for $100,000 (see Item 7. below).

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

          Management of the Local Partnership continuously reviews the physical state of the properties and budgets improvements when required which are generally funded from cash flow from operations or release of replacement reserve escrows. No improvements are expected to require additional financing.

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

          The U.S. Department of Housing and Urban Development ("HUD"), the holder of the mortgage on the Project, notified Rolling Meadows that such mortgage was in default and that HUD intended to commence foreclosure proceedings. On August 15, 1996, the Partnership's limited partnership interest in Chickasha was sold to a third party for $75,000, resulting in no net proceeds to the Partnership after expenses of the sale (see Item 7. below).

Item 4.   Submission of Matters to a Vote of Security Holders.

          No matters were submitted to a vote of security holders during the fiscal year covered by this report through the solicitation of proxies or otherwise.


          PART II

Item 5. Market for the Registrant's Limited Partnership Interests and Related Security Holder Matters.

          At February 29, 1997, the Partnership had issued and outstanding 10,038 Limited Partnership Interests, of which 5,019 are Initial Limited Partnership Interests and 5,019 are Additional Limited Partnership Interests, each representing a $5,000 capital contribution per unit to the Partnership, for aggregate Gross Proceeds of $50,190,000. Additional Limited Partnership Interests are the Limited Partnership Interests acquired upon the exercise of Warrants or sold by the Partnership upon the non-exercise of the Warrants. The Warrants are rights granted pursuant to the Partnership Agreement as part of the purchase of an Initial Limited Partner Interest. No further issuance of Initial Limited Partnership Interests or Additional Limited Partnership Interests is anticipated and all Warrants have expired. As of February 29, 1997, the Partnership had 4,297 registered holders of Limited Partnership Interests.

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

          In March 1997, a distribution of approximately $1,100,000 and $11,000 was paid to the limited partners and General Partners, respectively, from net proceeds from the sale of properties (see Item 7, below). With the exception of this distirubtion, the Partnership has made no distributions to its Limited Partners from its inception on April 28, 1983 to February 28, 1997. There are no material restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of the Partnership's Amended and Restated Agreement and Certificate of Limited Partnership (the "Partnership Agreement"). However, the Partnership has invested in Local Partnerships owning Apartment Complexes which receive Government Assistance under programs which in many instances restrict the cash return available to owners. See Item 8, Note 12(g). The Partnership does not anticipate providing cash distributions to its Limited Partners in circumstances other than refinancing or sale.

          There has recently been an increasing number of requests for the list of holders of Limited Partnership Interests in limited partnerships such as the Partnership. Often these requests are made by a person who, only a short time before making the request, acquired merely a small number of Limited Partnership Interests in the partnership and seeks the list for an improper purpose, a purpose that is not in the best interest of the partnership or is harmful to the partnership. In order to best serve and protect the interests of the Partnership and all of its investors, the general partners of the Partnership have adopted a policy with respect to requests for the Partnership's list of holders of Limited Partnership Interests. This policy is intended to protect investors from unsolicited and coercive offers to acquire the interests of holders of Limited Partnership Interests and does not limit any other rights the general partners may have under the Partnership Agreement or applicable law.

Item 6.   Selected Financial Data.

          The information set forth below presents selected financial data of the Partnership. Additional financial information is set forth in the audited financial statements in Item 8 hereof.

OPERATIONS
----------

                                                                               Year Ended
                                       --------------------------------------------------------------------------------------------
                                       February 28,        February 29,        February 28,        February 28,        February 28,
                                           1997                1996                1995                1994                1993
                                       ------------        ------------        ------------        ------------        ------------
Revenues                               $ 37,586,529        $ 30,593,556        $ 29,701,842        $ 29,030,972        $ 28,148,386
Operating expenses                       44,453,062          38,678,297          38,217,539          37,934,050          37,329,485
                                       ------------        ------------        ------------        ------------        ------------
Loss before minority
   interest and extra-
   ordinary item                         (6,866,533)         (8,084,744)         (8,515,697)         (8,903,078)         (9,181,099)
Minority interest in
   (income) loss of
   subsidiaries                             (18,466)              1,752                 481               2,771                 711
                                       ------------        ------------        ------------        ------------        ------------
Loss before extra-
   ordinary item                         (6,884,999)         (8,082,989)         (8,515,216)         (8,900,307)         (9,180,388)
Extraordinary item-
  forgiveness of
   indebtedness                           5,069,484                   0                   0                   0                   0
                                       ------------        ------------        ------------        ------------        ------------

Net loss                               $ (1,815,515)       $ (8,082,989)       $ (8,515,216)       $ (8,900,307)       $ (9,180,388)
                                       ============        ============        ============        ============        ============


Loss before extra-
   ordinary item per
   limited partnership
   unit                                $       (679)       $       (797)       $       (840)       $       (878)       $       (905)
Extraordinary item per
   limited partnership
   unit                                         500                   0                   0                   0                   0
                                       ------------        ------------        ------------        ------------        ------------

Net loss per limited
   partnership unit                    $       (179)       $       (797)       $       (840)       $       (878)       $       (905)
                                       ============        ============        ============        ============        ============


FINANCIAL POSITION
------------------
                                                                               Year Ended
                                       --------------------------------------------------------------------------------------------
                                       February 28,        February 29,        February 28,        February 28,        February 28,
                                           1997                1996                1995                1994                1993
                                       ------------        ------------        ------------        ------------        ------------

Total assets                           $110,362,021        $126,569,652        $131,246,707        $136,066,706        $141,241,533
                                       ============        ============        ============        ============        ============

Long-term obligations                  $184,080,536        $195,424,384        $192,369,107        $188,963,924        $185,745,618
                                       ============        ============        ============        ============        ============

Total liabilities                      $193,616,657        $206,901,246        $203,484,636        $199,784,883        $196,046,862
                                       ============        ============        ============        ============        ============

Minority interest                      $     80,374        $     76,347        $     87,023        $     91,559        $    104,100
                                       ============        ============        ============        ============        ============

          During the years ended February 28, 1993 through 1996, total assets decreased primarily due to depreciation, partially offset by net additions to property and equipment. During the same periods, long-term obligations and total liabilities increased primarily due to accruals of interest on Purchase Money Notes, partially offset by payments equal to 60% of the cash flow distributions from the underlying properties. During the year ended February 28, 1997, total assets decreased primarily due to the sale of properties (see Note 10), depreciation and a provision for the impairment of assets, partially offset by an increase in cash and cash equivalents resulting from net proceeds from the sales and net additions to property and equipment. Long-term obligations and total liabilities decreased for the year ended February 28, 1997 primarily due to the repayment of and forgiveness of indebtedness on Purchase Money Notes, mortgage notes payable and amounts due to selling partners as a result of the sale of underlying properties, partially offset by accruals of interest on Purchase Money Notes.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------

          The Partnership's source of funds are (i) cash distributions from operations of the Local Partnerships in which the Partnership has invested, (ii) interest earned on funds, and (iii) cash in working capital reserves. All these sources of funds are available to meet the obligations of the Partnership.

          The Partnership's capital has been invested primarily in forty-four Local Partnerships. As of December 1984, the Partnership had completed its cash investment of approximately $36,638,000 (including expenses) in the Local Partnerships. On June 3, 1996 and September 17, 1996 the properties and the related assets and liabilities owned by two Local Partnerships were sold to third parties and on August 15, 1996 and on April 25, 1997 the Partnership's Local Partnership Interest in two other Local Partnerships were sold to a third party and the Local Partnership' s general partners, respectively (see below).

          The Partnership had a working capital reserve of approximately $1,211,000 (which does not include approximately $1,112,000 of net proceeds from sale of properties which was distirbuted to limited partners and General Partners in March 1997) and $308,000 at February 28, 1997 and February 29, 1996, respectively, of which $202,000 and $255,000 is restricted to secure an overdraft in Town and Country's bank account and to secure operating credit lines at seven other Local Partnerships. The working capital reserve is temporarily invested in bank certificates of deposits or money market accounts which can be easily liquidated to meet obligations as they arise. The General Partners believe that the Partnership's reserves, net proceeds from future sales and future cash flow distributions will be adequate for its operating needs, and plans to continue investing available reserves in short-term investments. In March 1997, a distribution of approximately $1,100,000 and $11,000 was paid to the limited partners and General Partners, respectively, from net proceeds from the sale of properties.

          During the fiscal year ended February 28, 1997, cash and cash equivalents of the Partnership and its 44 consolidated Local Partnerships (including the activity through the dates of sale for the three Local Partnerships above) increased approximately $1,704,260. This increase was primarily due to cash flow from operations ($2,054,000) and proceeds from sale of properties ($13,535,000), which exceeded principal payments of mortgage notes and purchase money notes payable ($10,450,000), increase in mortgage escrow deposits ($301,000), payments of interest on purchase money notes ($1,796,000), costs paid relating to sale of properties (249,000) and aquisitions of property and equipment ($1,128,000).

          Nonrecourse Purchase Money Notes in the original amount of $61,029,115 were issued to the selling partners of the subsidiary partnerships as part of the purchase price, and are secured only by the Partnership's interest in the subsidiary partnership to which the note relates. On June 3, 1996 and September 17, 1996, the properties and the related assets and liabilities owned by two subsidiary partnerships were sold to third parties on August 15, 1996 and on April 25, 1997 the Partnership's Local Partnership Interest in two other Local Partnerships were sold to a third party and the Local Partnership' s general partners, respectively. A portion of the net proceeds were used to settle the associated purchase money notes and accrued interest thereon (see below).

          The Purchase Money Notes, which provide for simple interest at the rate of 9% per annum through maturity, which will occur during the period July 1998 to December 1999, will not be in default during the basic term (generally fifteen years) if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding subsidiary partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. Any interest not paid currently accrues, without further interest thereon, through the due date of the note. All accrued and unpaid interest must be paid on the due date of the note, unless the Partnership exercises an extension right. Continued accrual of such interest without payment would impact the effective rate of the notes, specifically by reducing the current effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the notes. Unpaid interest of $64,899,777 and $62,437,367 at February 28, 1997 and February 29, 1996, respectively, has been accrued and is included in the caption due to selling partners. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds from the sale or refinancing of the Apartment Complex, or in some cases the Local Partnership Interest to which the Purchase Money Note relates.

          The Partnership may elect, upon the payment of an extension fee of 1 1/2% per annum of the outstanding principal amount, to extend the term of the Purchase Money Note for up to five additional years. The Partnership may also defer payment of any accrued and unpaid interest until the due date of the note. The Partnership expects that upon maturity it will be required to refinance or sell its investments in the Local Partnerships in order to pay the Purchase Money Notes and accrued interest thereon. Based on the historical operating results of the Local Partnerships and the current economic conditions including changes in tax laws, it is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances. Management is working with the selling partners to restructure and/or refinance the notes. The Purchase Money Notes are without personal recourse to either the Partnership or any of its partners and the sellers' recourse, in the event of non-payment, would be to foreclose on the Partnership's interests in the respective local partnerships.

          Cash flow distributions aggregating $504,167, $874,592 and $387,614 were made to the Partnership in the 1996, 1995 and 1994 Fiscal Years which does not include $43,287 and $9,899 escrow monies held for the Preservation Acts program in the 1996 and 1994 Fiscal Years. Of such distributions, $302,500, $487,931 and $252,670, respectively, was used to pay interest on the purchase money notes (which includes $20,101 released to the Partnership from Low-Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA) monies in the 1994 Fiscal Year). Distribution of proceeds from sales aggregating $9,202,571 were made to the Partnership in the 1996 Fiscal Year of which $3,300,000 and $1,493,293, respectively, was used to pay principal and interest on the Purchase Money Notes.

          The local partnerships which receive government assistance are subject to low-income use restrictions which limit the owners ability to sell or refinance the properties. In order to maintain the existing inventory of affordable housing, Congress passed a series of related acts including the Emergency Low Income Preservation Act of 1987, the Low-Income Housing Preservation and Resident Homeownership Act of 1990 (together the "Preservation Acts") and the Housing Opportunity Program Extension Act of 1996 (the "1996 Act"). In exchange for maintaining the aforementioned use restrictions, the Preservation Acts provide financial incentives for owners of government assisted properties. The 1996 Act provides financial assistance by funding the sale of such properties to not-for-profit owners and also restores the owners ability to prepay their HUD mortgage and convert the property to condominiums or market-rate rental housing. Local general partners have filed for incentives under the Preservation Acts or the 1996 Act for the following local partnerships: San Diego - Logan Square Gardens Company, Albuquerque - Lafayette Square Apts. Ltd., Westgate Associates Limited, Riverside Gardens, a Limited Partnership, Pacific Palms, a Limited Partnership, Canton Commons Associates, Rosewood Manor Associates, Bethany Glen Associates and South Munjoy Associates, Ltd. The South Munjoy Associates, Ltd. property is under contract for sale to a private owner. The local general partners of the other properties are either negotiating purchase and sale contracts or exploring their alternatives under the 1996 Act.

          Funding for the 1996 Act is subject to appropriations by Congress. Congress funded $624 million in fiscal year 1996 for the preservation of housing. Congress has funded approximately $325 million for preservation for 1997 fiscal year. Moreover only $175 million of the 1997 allocation is available to fund preservation, while the balance is set aside for rental assistance payments and for special projects. There is a backlog of properties having a preservation value in excess of $900 million. Accordingly, no assurance can be given that any of the local partnerships will obtain such incentives.

          HUD previously released the American Community Partnerships Act (the "ACPA"). The ACPA is HUD's blueprint for providing for the nation's housing needs in an era of static or decreasing budget authority. Two key proposals in the ACPA that could affect the Local Partnerships are: a discontinuation of project-based Section 8 subsidy payments, and an attendant reduction in debt on properties that were supported by the Section 8 payments. The ACPA calls for a transition during which the project-based Section 8 payments would be converted to a tenant-based voucher system. Any FHA insured debt would then be "marked-to-market" that is revalued in light of the reduced income stream.

          Several industry sources have commented to HUD and Congress that in the event the ACPA were fully enacted in its present form, the reduction in mortgage indebtedness would be considered taxable income to owners such as the limited partners in the Partnership. Legislative relief has been proposed to exempt "marked-to-market" debt from cancellation of indebtedness income treatment. At present, there are several bills pending in Congeress to address this tax relief issue. Additionally, in the interim, HUD has agreed to annual extensions of any expiring project-based Section 8 contracts, but there is no guarantee that such extensions will be available in the future.

          The general partners of one subsidiary partnership, Westgate Associates, Limited ("Westgate"), have signed an option agreement to sell the project to the Vermont Housing Finance Agency, subject to HUD approval and other contingencies, on or before December 31, 1998. The Partnership's investment in Westgate was approximately $808,000 at February 28, 1997. Westgate's assets constituted approximately 2% of the consolidated total assets at February 28, 1997.

          On March 14, 1996, South Munjoy Associates, Limited entered into a purchase and sale of real estate agreement with Mainland Development Company of Portland, Maine to sell the project for a sales price of approximately $3,000,000, subject to HUD approval and other contingencies. The net proceeds will be used to satisfy the existing mortgage debt of approximately $800,000. The balance of the proceeds will be used to settle the purchase money notes and accrued interest, with the balance, if any, available for general partnership purposes.

          On June 3, 1996, the property and the related assets and liabilities of Roper Mountain Apartments Ltd. ("Roper Mountain") were sold to a third party for $4,735,000, resulting in a gain in the amount of $1,871,046. The Partnership used $1,320,500 of the net proceeds to settle the associated Purchase Money Note and accrued interest which had a total outstanding balance of $2,304,994, resulting in forgiveness of indebtedness income of $984,494.

          Rolling Meadows of Chickasha ("Chickasha"), a subsidiary partnership, had previously filed a petition under Chapter 11 of the Bankruptcy Code ("Chapter 11") which had been dismissed. HUD notified Chickasha that it intended to commence foreclosure proceedings. Chickasha was in default and under HUD control as a mortgagee in possession. On August 15, 1996, the Partnership's Local Partnership Interest in Chickasha was sold to a third party for $75,000, resulting in a gain in the amount of $472,720 and forgiveness of indebtedness income of $1,768,800 as a result of forgiveness of the mortgage note payable to HUD and accrued interest thereon. No proceeds were used to settle the associated purchase money note and accrued interest which had a total outstanding balance of $1,723,095, resulting in additional forgiveness of indebtedness income of $1,723,095. Therefore the entire forgiveness of indebtedness income realized by the Partnership from this transaction is $3,491,895.

          On September 17, 1996, the property and the related assets and liabilities of Oakland-Keller Plaza ("Keller Plaza") were sold to a third party for $8,800,000, resulting in a gain in the amount of $4,937,099. The Partnership used $3,472,792 of the net proceeds to settle the associated purchase money note and accrued interest which had a total outstanding balance of $4,065,887, resulting in forgiveness of indebtedness income of $593,095.

          During 1995, Los Caballeros Apartments ("Los Caballeros") received an unsatisfactory physical inspection report issued by the U.S. Department of Housing and Urban Development ("HUD"). On December 5, 1996, HUD rendered formal notification to Los Caballeros that it has been declared in default of its contractual obligations with HUD as a result of the physical deficiencies cited. On February 13, 1997, Republic National Bank formally notified Los Caballeros that it has been declared in default under their mortgage as a consequence of the property's default under the regulatory agreement. Additionally, Los Caballeros is in default under the three Housing Assistance Payments contracts. On April 25, 1997, the Partnership's Local Partnership Interest in Los Caballeros was sold to the general partners of Los Cabelleros for $100,000 (see Results of Operations of Certain Local Partnerships below).

          For a discussion of contingencies affecting certain Local Partnerships, see Results of Operations of Certain Local Partnerships below. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way.

          Except as described above, management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversifications of the portfolio may not protect against a general downturn in the national economy.

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

          Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. A provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through February 28, 1997, the Partnership has recorded approximately $5,166,000 as a provision for loss on impairment of assets.

          The following is a summary of the results of operations of the Partnership for the years ended February 28, 1997, February 29, 1996 and February 28, 1995 (the 1996, 1995, and 1994 Fiscal Years, respectively).

          The results of operations of the Partnership, as well as the Local Partnerships, excluding gain on sale of property and forgiveness of indebtedness income, remained fairly constant during the 1996, 1995, and 1994 Fiscal Years. Contributing to the relatively stable operations at the Local Partnerships is the fact that a large portion of the Local Partnerships are operating under Government Assistance Programs which provide for rental subsidies and/or reductions of mortgage interest payments under HUD Section 8 and Section 236 Programs. Currently, thirteen of the forty-one Local Partnerships are receiving rental subsidies and twenty-two have mortgages with interest subsidies, which reduce the effective interest rates to a range of 1% to 2% per annum.

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

          The net loss for the 1996, 1995 and 1994 Fiscal Years aggregated $1,815,515, $8,082,989 and $8,515,216, respectively. These represent losses per Limited Partnership unit of $179, $797 and $840, respectively.

          Excluding 1996, in which the Partnership generated passive income, the Partnership has met the investment objective of generating tax benefits in the form of passive losses (which Limited Partners may use to offset passive income from other sources ). This passive income may be offset by the carry forward of any unused passive losses from prior years; however, to date the Partnership has been unable to provide cash distributions to the Limited Partners other than from the proceeds of sale of underlying properties.

1996 vs. 1995
-------------

          Rental income decreased approximately 1% during the 1996 Fiscal Year as compared to 1995. Excluding Roper Mountain and Keller Plaza, which sold their properties on June 3, 1996 and September 17, 1996, and Chickasha, in which the Partnership's interest was sold on August 15, 1996, rental income increased approximately 2% during the 1996 Fiscal Year as compared to 1995 primarily due to rental rate increases.

          Other income increased approximately $67,000 during the 1996 Fiscal Year as compared to 1995. Excluding Roper Mountain, Keller Plaza and Chickasha, such income increased approximately $93,000 primarily due to the receipt of proceeds from a fire insurance recovery claim by one Local Partnership, and an increase in interest income due to higher cash and cash equivalent balances resulting from net proceeds from the sale of the properties owned by Roper Mountain and Keller Plaza.

          A gain on sale of properties and forgiveness of indebtedness income was recorded in the 1996 Fiscal Year (see Note 10 and 11, respectively, in Item
8. Financial Statements and Supplemental Data).

          Total expenses excluding Roper Mountain, Keller Plaza and Chickasha, selling and renting expenses and administrative and management-related parties remained fairly consistent with an increase of approximately 2% for the 1996 Fiscal Year as compared to 1995.

          Administrative and management-related parties increased approximately $875,000 for the 1996 Fiscal Year as compared to 1995 primarily due to an increase in partnership management fees.

          Selling and renting expenses increased approximately $35,000 for the 1996 Fiscal Year as compared to 1995. Excluding Roper Mountain, Keller Plaza and Chickasha, such expenses increased approximately $46,000 primarily due to increases in advertising at three Local Partnerships and small increases in such expenses at three other Local Partnerships.

          A provision for impairment of assets was recorded in the 1996 Fiscal Year (see Note 4 in Item 8. Financial Statements and Supplemental Data).

1995 vs 1994
------------

          Rental income increased approximately 3% during the 1995 Fiscal Year as compared to 1994 primarily due to rental rate increases.

          Other income increased approximately $97,000 for the 1995 Fiscal Year as compared to 1994 primarily due to increases in interest income at five Local Partnerships as well as a real estate tax abatement at another Local Partnership.

          Total expenses remained fairly consistent with an increase of approximately 1% for the 1995 Fiscal Year as compared to 1994.

Results of Operations of Certain Local Partnerships
---------------------------------------------------

Caddo Parish-Villas South, Ltd.
-------------------------------

          Caddo Parish-Villas South, Ltd. ("Villas South") continues to be in default of its original mortgage agreement. Until November 1995, the project operated under a provisional workout agreement with HUD. During November 1995, the mortgage note was sold to a conventional mortgagee. These items raise substantial doubt about Villas South's ability to continue as a going concern. The auditors for Villas South modified their reports for the 1995 and 1994 Fiscal Years due to the uncertainty of the ability of Villas South to continue in existence. Villas South is in the process of trying to renegotiate the terms of the notes with the new mortgage holders, but there can be no assurance that the renegotiation will be successful. Villas South filed for protection under Chapter 11 of the United States Bankruptcy Code on November 12, 1996 and the equivalent of a receiver has been appointed. In the interim, Villas South is continuing to make payments to the new mortgage holder under the provisions of the previous workout agreement with HUD. The Partnership's investment in Villas South was approximately $373,000 and $524,000 at February 28, 1997 and February 29, 1996, respectively, and the minority interest balance was zero at each date. Villas South's net loss after minority interest amounted to approximately $151,000, $151,000, and $182,000 for the 1996, 1995 and 1994 Fiscal Years,
respectively.

Oklahoma City-Town and Country Village Apartments, Ltd.
-------------------------------------------------------

          Oklahoma City-Town and Country Village Apartments, Ltd. ("Town and Country") continues to be in default of its original mortgage agreement. Until November 1995, the project operated under a provisional workout agreement with HUD. On November 1, 1995, the mortgage note was sold to a conventional mortgagee. No payments are currently being made on this loan. At December 31, 1996, total liabilities exceeded total assets by approximately $4,500,000. These items raise substantial doubt about Town and Country's ability to continue as a going concern. The auditors for Town and Country modified their reports for the 1996, 1995, and 1994 Fiscal Years due to the uncertainty of the ability of Town and Country to continue in existence. Town and Country is in the process of trying to renegotiate the terms of the notes with the new mortgage holders, but there can be no assurance that the renegotiation will be successful. The Partnership's investment in Town & Country was reduced to zero by current and prior years' losses and $215,000 at February 28, 1997 and February 29,1996, respectively, and the minority interest balance was zero at each date. Town & Country's net loss after minority interest amounted to approximately $4,741,000, $350,000 and $396,000 for the 1996, 1995 and 1994 Fiscal Years, respectively.

Los Caballeros Apartments
-------------------------

          During 1995, Los Caballeros Apartments ("Los Caballeros") received an unsatisfactory physical inspection report issued by HUD. Los Caballeros had submitted to HUD a Management Improvement Plan (MIO Plan) with an accompanying estimate of restorations and improvements pursuant to the inspection report. A request for funding from HUD accompanied the MIO Plan. The request was not granted, and thus Los Caballeros was not able to cure the deficiencies cited in the inspection report.

          On December 5, 1996, HUD rendered formal notification to Los Caballeros that it has been declared in default of its contractual obligations with HUD as a result of the physical deficiencies cited. On February 13, 1997, Republic National Bank formally notified Los Caballeros that it has been declared in default under their mortgage as a consequence of the property's default under the regulatory agreement. Additionally, Los Caballeros is in default under the three Housing Assistance Payments contracts.

          The auditors for Los Caballeros modified their report for the 1996 and 1995 Fiscal Years due to the uncertainty of the ability of Los Caballeros to continue in existence. Management of Los Caballeros is currently seeking to refinance the original mortgage with a non-subsidy mortgage. An allowance provision for impairment of fixed assets has been recognized in Los Caballeros' 1996 financial statements in the amount of $789,102. This amount represents revaluation of the fixed assets to the mortgage debt amount.

          The formal default notification received on February 13, 1997 from Republic National Bank, as well as the loss of the Housing Assistance Payment contracts, raises a substantial doubt about the entity's ability to continue as a going concern.

          An allowance provision for impairment of fixed assets has been recognized in Los Caballeros' 1996 financial statement . Beyond this provision, the financial statements of Los Cabelleros do not include any additional adjustments that could be necessary in the event Los Caballeros is unable to continue as a going concern.

          The Partnership's investment in Los Caballeros was reduced to zero by current and prior years' losses and $539,000 at February 28, 1997 and February 29, 1996, respectively, and the minority interest balance was zero at each date. Los Caballeros net loss after minority interest amounted to approximately $916,000, $157,000 and $99,000 for the 1996, 1995 and 1994 Fiscal Years,
respectively.

          On April 25, 1997, the Partnership's Local Partnership Interest in Los Caballeros was sold to the general partners of Los Caballeros for $100,000, resulting in a gain in the amount of approximately $500,000. No proceeds were used to settle the associated Purchase Money Note and accrued interest which had a total outstanding balance of $3,187,850, resulting in forgiveness of indebtedness income. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $5,000,000.

Other
-----

          The Local General Partner of Grandview-Blue Ridge Manor, Ltd., Oakland-Keller Plaza, Country, Ltd., Stephenville-Tarleton Arms Apartments, Ltd., El Paso-Gateway East, Ltd., Breckenridge-Chaparral Apartments II, Ltd., Corpus Christi-Oso Bay Apartments, Ltd., Oklahoma City-Town and Country Village Apartments, Ltd., Ardmore-Rolling Meadows of Ardmore, Ltd., Caddo Parish-Villas South, Ltd., Albuquerque-Lafayette Square Apartments, Ltd. and San Diego-Loan Square Gardens Company passed away. The coexecutors of his estate are currently acting on his behalf until a successor can be named.

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

          There has recently been an increasing number of requests for the list of holders of Limited Partnership Interests in limited partnerships such as the Partnership. Often these requests are made by a person who, only a short time before making the request, acquired merely a small number of Limited Partnership Interests in the partnership and seeks the list for an improper purpose, a purpose that is not in the best interest of the partnership or is harmful to the partnership. In order to best serve and protect the interests of the Partnership and all of its investors, the general partners of the Partnership have adopted a policy with respect to requests for the Partnership's list of holders of Limited Partnership Interests. This policy is intended to protect investors from unsolicited and coercive offers to acquire the interests of holders of Limited Partnership Interests and does not limit any other rights the general partners may have under the Partnership Agreement or applicable law.

Item 8.       Financial Statements and Supplementary Data.

                                                                      Sequential
                                                                         Page
                                                                      ----------
(a) 1.        Financial Statements
              --------------------

              Independent Auditors' Report                                24

              Consolidated Balance Sheets at February 28, 1997           138
                and February 29, 1996

              Consolidated Statements of Operations for the              139
                years ended February 28, 1997, February 29, 1996
                and February 28, 1995

              Consolidated Statements of Partners' Deficit for the       140
                years ended February 28, 1997, February 29, 1996
                and February 28, 1995

              Consolidated Statements of Cash Flows for the              141
                years ended February 28, 1997, February 29, 1996
                and February 28, 1995

              Notes to Consolidated Financial Statements                 143

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Cambridge + Related Housing Properties Limited Partnership and Subsidiaries

We have audited the consolidated balance sheets of Cambridge + Related Housing Properties Limited Partnership and Subsidiaries as of February 28, 1997 and February 29, 1996, and the related consolidated statements of operations, partners' deficit, and cash flows for the years ended February 28, 1997 and February 29, 1996 and February 28, 1995 (the 1996, 1995 and 1994 Fiscal Years, respectively). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for 41 (1996 Fiscal Year ) and 38 (1995 and 1994 Fiscal Years) subsidiary partnerships whose (income) losses constituted ($1,698,893), $1,883,068 and $2,265,124 of the Partnership's net loss during the 1996, 1995 and 1994 Fiscal Years, respectively, and whose assets constituted 89% (1996 Fiscal Year) and 90% (1995 Fiscal Year) of the Partnership's assets at February 28, 1997 and February 29, 1996, presented in the accompanying consolidated financial statements. The financial statements for 39 (1996 Fiscal Year) and 37 (1995 and 1994 Fiscal Years), of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors. The financial statements of two (1996 Fiscal Year) and one (1995 and 1994 Fiscal Years) of these subsidiary partnerships were unaudited.

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

In our opinion, based upon our audits, and the reports of the other auditors, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cambridge + Related Housing Properties Limited Partnership and Subsidiaries at February 28, 1997 and February 29, 1996, and the results of their operations, and cash flows for the years ended February 28, 1997, February 29, 1996 and February 28, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 11(a), four of the subsidiary partnerships are in default of their mortgage agreements. This raises substantial doubt about these subsidiary partnerships' abilities to continue as going concerns. The auditors of two (1996 Fiscal Year), three (1995 Fiscal Year), and two (1994 Fiscal Year) of these subsidiary partnerships have modified their reports, due to the uncertainty of the ability of the subsidiary partnerships to continue in existence. Management's plans regarding these matters are also discussed in Note 11(a). The financial statements for two (1996 Fiscal Year) and one (1995 and 1994 Fiscal Years) of these subsidiary partnerships were not audited. Such subsidiary partnerships' losses constituted 2%, 13% and 10% of the Partnership's net loss during the 1996, 1995 and 1994 Fiscal Years and assets constituted 5% and 8% of the Partnership's total assets at February 28, 1997 and February 29, 1996, respectively. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 7, the principal of and all accrued interest on the purchase money notes are due at maturity, which will occur, during 1998 to 1999. The Partnership expects that upon maturity it will be required to refinance or sell its investments in the subsidiary partnerships in order to pay the purchase money notes and related interest obligations. It is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances of the purchase money notes and accrued interest thereon. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TRIEN, ROSENBERG, ROSENBERG, WEINBERG, CIULLO & FAZZARI, L.L.P.


New York, New York
May 30, 1997

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

February 7, 1995

                    [BROWDER & ASSOCIATES, P.C.-LETTERHEAD]


                         Independent Auditor's Report


To the Partners of
OKLAHOMA CITY-TOWN & COUNTRY VILLAGE APARTMENTS, LTD.
Oklahoma City, Oklahoma


We have audited the accompanying balance sheet of OKLAHOMA CITY-TOWN & COUNTRY VILLAGE APARTMENTS, LTD., Project No. , as of DECEMBER 31, 1996, and the related statements of income, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OKLAHOMA CITY-TOWN & COUNTRY VILLAGE APARTMENTS, LTD. as of DECEMBER 31, 1996, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that OKLAHOMA CITY-TOWN & COUNTRY VILLAGE APARTMENTS, LTD. will continue as a going concern. As discussed in Note J to the financial statements the project is not in compliance with the terms of its original mortgage loan agreement, and has discontinued making payments on the loan. These conditions raise substantial doubt about the project's ability to continue as a going concern.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying information included in the report are presented for the purpose of additional analysis and are not a required part of the basic financial statements of OKLAHOMA CITY-TOWN & COUNTRY VILLAGE APARTMENTS, LTD. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/S/ BROWDER & ASSOCIATES, P.C.

Birmingham, Alabama                                    Federal Employer
February 13, 1997                                      Identification Number:
                                                            63-0986156



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



/S/ BROWDER & ASSOCIATES, P.C.

BROWDER & ASSOCIATES, P.C.


January 31, 1995

                    [REZNICK FEDDER & SILVERMAN-LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
New Jersey, Ltd.

     We have audited the accompanying balance sheet of New Jersey, Ltd. as of December 31, 1996 and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Jersey, Ltd., as of December 31, 1996 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 19 through 24 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

     In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," (the "Guide"), we have also issued reports dated January 29, 1997, on our consideration of New Jersey, Ltd's internal control structure and on its compliance with specific requirements applicable to major and nonmajor HUD programs, affirmative fair housing, and laws and regulations applicable to the financial statements.

                                             /S/ REZNICK FEDDER & SILVERMAN
                                             /S/ REZNICK FEDDER & SILVERMAN

Atlanta, Georgia                             Federal Employer
January 29, 1997                               Identification Number:
                                               52-1088612

Audit Principal: Michael C. Beck
                 (770) 844-0644

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



                                             /S/ REZNICK FEDDER & SILVERMAN
                                             /S/ REZNICK FEDDER & SILVERMAN

Charlotte, North Carolina                    Federal Employer
January 20, 1995                               Identification Number:
                                               52-1088612
Audit Principal:  Michael C. Beck
                  (704) 332-9100

                    [REZNICK FEDDER & SILVERMAN-LETTERHEAD]


                         INDEPENDENT AUDITORS' REPORT


To the Partners
Zeigler Boulevard, Ltd.


     We have audited the accompanying balance sheet of Zeigler Boulevard, Ltd. as of December 31, 1996, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zeigler Boulevard, Ltd., as of December 31, 1996, and the results of its operations, the changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 19 through 25 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

     In accordance with Government Auditing Standards, and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 29, 1997 on our consideration of Zeigler Boulevard, Ltd's internal control structure and on its compliance with specific requirements applicable to major and nonmajor HUD programs, affirmative fair housing, and laws and regulations applicable to the financial statements.


                                             /S/ REZNICK FEDDER & SILVERMAN
                                             /S/ REZNICK FEDDER & SILVERMAN

Atlanta, Georgia                             Federal Employer
January 29, 1997                               Identification Number:
                                               52-1088612

Audit Principal: Michael C. Beck
                 (770) 844-0644

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


                                             /S/ REZNICK FEDDER & SILVERMAN
                                             /S/ REZNICK FEDDER & SILVERMAN

Charlotte, North Carolina                    Federal Employer
January 31, 1996                               Identification Number:
                                               52-1088612

Audit Principal: Michael C. Beck
                 (704) 332-9100

                   [REZNICK FEDDER & SILVERMAN-LETTERHEAD]


                         INDEPENDENT AUDITORS' REPORT


To the Partners
Zeigler Blvd., Ltd.


     We have audited the accompanying balance sheet of Zeigler Blvd., Ltd., as of December 31, 1994, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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



                                             /S/ REZNICK FEDDER & SILVERMAN
                                             /S/ REZNICK FEDDER & SILVERMAN

Charlotte, North Carolina                    Federal Employer
January 18, 1995                               Identification Number:
                                               52-1088612

Audit Principal: Michael C. Beck
                 (704) 332-9100

                    [REZNICK FEDDER & SILVERMAN-LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT

To the Partners
Eastwyck III, Ltd.


     We have audited the accompanying balance sheet of Eastwyck III, Ltd., as of December 31, 1996, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eastwyck III, Ltd., as of December 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 19 through 24 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

     In accordance with Government Auditing Standards, and the "Consolidated Audit Guide for Audits of HUD Programs," we we have also issued reports dated February 2, 1997 on our consideration of Eastwyck III, Ltd.'s internal control structure and on its compliance with specific requirements applicable to major HUD programs, affirmative fair housing, and laws and regulations applicable to the financial statements.


                                             /S/ REZNICK FEDDER & SILVERMAN
                                             /S/ REZNICK FEDDER & SILVERMAN

Atlanta, Georgia                             Federal Employer
February 2, 1997                               Identification Number:
                                               52-1088612

Audit Principal: Michael C. Beck
                 (770) 844-0644

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

                    [BROWDER & ASSOCIATES, P.C.-LETTERHEAD]


                         Independent Auditor's Report


To the Partners of
BRECKENRIDGE-CHAPARRAL II, LTD.
Breckenridge, Texas


                                                     HUD Field Office Director
                                                             FORT WORTH, TEXAS


We have audited the accompanying balance sheet of BRECKENRIDGE-CHAPARRAL II, LTD., Project No. 113-44016-LD, as of DECEMBER 31, 1996, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BRECKENRIDGE-CHAPARRAL II, LTD. as of DECEMBER 31, 1996, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Guide, we have also issued a report dated January 20, 1997 on our consideration of BRECKENRIDGE-CHAPARRAL II, LTD.'s internal control structure and reports dated January 20, 1997 on its compliance with specific requirements applicable to the major HUD program, specific requirements applicable to the non-major HUD program, specific requirements applicable to Affirmative Fair Housing, and laws and regulations applicable to the basic financial statements.

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


/s/ BROWDER & ASSOCIATES, P.C.

Birmingham, Alabama                                           Federal Employer
January 20, 1997                                        Identification Number:
                                                                    63-0986156

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



/S/ BROWDER & ASSOCIATES, P.C.

BROWDER & ASSOCIATES, P.C.

January 31, 1995

                    [REZNICK FEDDER & SILVERMAN-LETTERHEAD]


                         INDEPENDENT AUDITORS' REPORT



To the Partners
Country, Ltd.


     We have audited the accompanying balance sheet of Country, Ltd., as of December 31, 1996, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Country, Ltd., as of December 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 19 through 24 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

     In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," (the "Guide"), we have also issued reports dated on January 29, 1997, our consideration of Country, Ltd.'s internal control structure and on its compliance with specific requirements applicable to major HUD programs, affirmative fair housing, and laws and regulations applicable to the financial statements.


                                             /S/ REZNICK FEDDER & SILVERMAN
                                             /S/ REZNICK FEDDER & SILVERMAN

Atlanta, Georgia                             Federal Employer
January 29, 1997                               Identification Number:
                                               52-1088612

Audit Principal: Michael C. Beck
                 (770) 844-0644

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

Audit Principal: Michael C. Beck
                 (704) 332-9100

                    [REZNICK FEDDER & SILVERMAN-LETTERHEAD]


                         INDEPENDENT AUDITORS' REPORT



To the Partners
Westwood Apartments Company, Ltd.


     We have audited the accompanying balance sheets of Westwood Apartments Company, Ltd. as of December 31, 1996 and 1995, and the related statements of revenue and expenses, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westwood Apartments Company, Ltd. as of December 31, 1996 and 1995, and the results of its operations, the changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 12 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                                  /S/ REZNICK FEDDER & SILVERMAN

Bethesda, Maryland
February 7, 1997

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



/S/ REZNICK FEDDER & SILVERMAN

Bethesda, Maryland
February 6, 1996

                    [REZNICK FEDDER & SILVERMAN-LETTERHEAD]


                         INDEPENDENT AUDITOR'S REPORT


To the Partners
Parktowne, Ltd.


     We have audited the accompanying balance sheets of Parktowne, Ltd. as of December 31, 1996 and 1995, and the related statements of revenue and expenses, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parktowne, Ltd. as of December 31, 1996 and 1995, and the results of its operations, the changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

Bethesda, Maryland
February 7, 1997

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

                    [BROWDER & ASSOCIATES, P.C.-LETTERHEAD]


                         Independent Auditor's Report


To the Partners of
CORPUS CHRISTI-OSO BAY APARTMENTS, LTD.
Corpus Christi, Texas

                                                      HUD Field Office Director
                                                            SAN ANTONIO, TEXAS


We have audited the accompanying balance sheet of CORPUS CHRISTI-OSO BAY APARTMENTS, LTD., Project No. 115-44129-LDP, as of DECEMBER 31, 1996, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CORPUS CHRISTI-OSO BAY APARTMENTS, LTD. as of DECEMBER 31, 1996, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Guide, we have also issued a report dated January 20, 1997 on our consideration of CORPUS CHRISTI-OSO BAY APARTMENTS, LTD.'s internal control structure and reports dated January 22, 1997 on its compliance with laws and regulations applicable to the basic financial statements, specific requirements applicable to the major HUD programs and specific requirements applicable to Affirmative Fair Housing.

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


/S/ BROWDER & ASSOCIATES, P.C.

Birmingham, Alabama                                           Federal Employer
January 20, 1997                                        Identification Number:
                                                                    63-0986156
Audit Principal: E.O. Browder, Jr.

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



/S/ BROWDER & ASSOCIATES, P.C.

BROWDER & ASSOCIATES, P.C.

January 17, 1995

                    [REZNICK FEDDER & SILVERMAN-LETTERHEAD]


                         INDEPENDENT AUDITORS' REPORT


To the Partners
Northbrook III, Ltd.



     We have audited the accompanying balance sheet of Northbrook III, Ltd. as of December 31, 1996, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northbrook III, Ltd., as of December 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 19 through 24 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

     In accordance with Government Auditing Standards, and the "Consolidated Audit Guide for Audits of Hud Programs," we have also issued reports dated February 2, 1997 on our consideration of Northbrook III, Ltd.'s internal control structure and on its compliance with specific requirements applicable to major and nonmajor HUD programs, affirmative fair housing, and laws and regulations applicable to the financial statements.


                                             /S/ REZNICK FEDDER & SILVERMAN
                                             /S/ REZNICK FEDDER & SILVERMAN

Atlanta, Georgia                             Federal Employer
February 2, 1997                               Identification Number:
                                               52-1088612

Audit Principal: Michael C. Beck
                 (770) 844-0644

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

Charlotte, North Carolina                    Federal Employer
January 19, 1995                               Identification Number:
                                               52-1088612
Audit Principal: Michael C. Beck
                 (704) 332-9100

                          [GRASS & COFFEY-LETTERHEAD]


                         Independent Auditor's Report

To The Partners
Bethany Glen Associates
(A Limited Partnership)

We have audited the accompanying balance sheets of Bethany Glen Associates, as of December 31, 1996 and 1995, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bethany Glen Associates as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/S/ GRASS & COFFEY, C.P.A.'s, P.C.

February 11, 1997
Phoenix, Arizona

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

                    [BROWDER & ASSOCIATES, P.C.-LETTERHEAD]


                         Independent Auditor's Report


To the Partners of
ALBUQUERQUE-LAFAYETTE SQUARE APARTMENTS, LTD.
Albuquerque, New Mexico

                                                     HUD Field Office Director
                                                       ALBUQUERQUE, NEW MEXICO


We have audited the accompanying balance sheet of ALBUQUERQUE-LAFAYETTE SQUARE APARTMENTS, LTD., Project No. 116-44022-LDP, as of DECEMBER 31, 1996, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ALBUQUERQUE-LAFAYETTE SQUARE APARTMENTS, LTD. as of DECEMBER 31, 1996, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

     In accordance with Government Auditing Standards and the Guide, we have also issued a report dated January 20, 1997 on our consideration of ALBUQUERQUE-LAFAYETTE SQUARE APARTMENTS, LTD.'s internal control structure and reports dated January 20, 1997 on its compliance with laws and regulations applicable to the basic financial statements, specific requirements applicable to the major HUD program, specific requirements applicable to the non-major HUD program and specific requirements applicable to Affirmative Fair Housing.

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


/S/ BROWDER & ASSOCIATES, P.C.

Birmingham, Alabama                                           Federal Employer
January 20, 1997                                        Identification Number:
                                                                    63-0986156

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

January 31, 1995

                    [REZNICK FEDDER & SILVERMAN-LETTERHEAD]


                         INDEPENDENT AUDITORS' REPORT



To the Partners
Roper Mountain Apartments, Ltd.


     We have audited the accompanying balance sheets of Roper Mountain Apartments, Ltd. as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Roper Mountain Apartments, Ltd. as of December 31, 1996 and 1995, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Boston, Massachusetts
January 15, 1997

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

Boston, Massachusetts
February 9, 1996

                 [WEINTRAUB, NESSEL & SMITH, PLLC-LETTERHEAD]


                         INDEPENDENT AUDITORS' REPORT



WARREN MANOR APARTMENTS LIMITED PARTNERSHIP
28777 Northwestern Highway, Suite 100
Southfield, MI 48034


     We have audited the accompanying comparative balance sheet of Warren
Manor Apartments Limited Partnership (a limited partnership) as of December
31, 1996 and 1995 and the related comparative statements of revenue and expense, partners' equity, cash flows and, supplemental schedules on pages 9-11 for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Warren Manor Apartments Limited Partnership as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. The supporting data included in this report have been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.


/S/ WEINTRAUB, NESSEL & SMITH, PLLC

WEINTRAUB, NESSEL & SMITH, PLLC
Certified Public Accountants



February 6, 1997

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



February 4, 1996

                 [WEINTRAUB, NESSEL & SMITH, PLLC-LETTERHEAD]


                         INDEPENDENT AUDITORS' REPORT



To the Partners
Golf Manor Apartments Limited Partnership
28777 Northwestern Highway, Suite 100
Southfield, MI 48034


     We have audited the accompanying Comparative Balance Sheet of Golf Manor Apartments Limited Partnership (a limited partnership) as of December 31, 1996 and 1995 and the related Comparative Statements of Revenue and Expense, Partners' Equity, Cash Flows and Supplemental Schedules on Pages 9-11 for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Golf Manor Apartments Limited Partnership as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. The supporting data included in this report have been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.


/S/ WEINTRAUB, NESSEL & SMITH, PLLC

WEINTRAUB, NESSEL & SMITH, PLLC
Certified Public Accountants


January 24, 1997

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


February 2, 1996

                 [WEINTRAUB, NESSEL & SMITH, PLLC-LETTERHEAD]


                         INDEPENDENT AUDITORS' REPORT


To the Partners
Warren Woods Apartments Limited Partnership
28777 Northwestern Highway, Suite 100
Southfield, MI 48034


     We have audited the accompanying Comparative Balance Sheet of Warren Woods Apartments Limited Partnership (a limited partnership) as of December 31, 1996 and 1995 and the related Comparative Statements of Revenue and Expense, Partners' Equity, Cash Flows and Supplemental Schedules on Pages 9-11 for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Warren Woods Apartments Limited Partnership as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. The supporting data included in this report have been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.


/S/ WEINTRAUB, NESSEL & SMITH, PLLC

WEINTRAUB, NESSEL & SMITH, PLLC
Certified Public Accountants

January 29, 1997

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

February 3, 1996

                 [WEINTRAUB, NESSEL & SMITH, PLLC-LETTERHEAD]


                         INDEPENDENT AUDITORS' REPORT



To the Partners
Canton Commons Apartments Limited Partnership
28777 Northwestern Highway, Suite 100
Southfield, MI 48034


     We have audited the accompanying Comparative Balance Sheet of Canton Commons Apartment Limited Partnership (a limited partnership) as of December 31, 1996 and 1995 and the related Comparative Statements of Revenue and Expense, Partners' Equity, Cash Flows and Supplemental Schedules on Pages 9-11 for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Canton Commons Apartments Limited Partnership as of December 31, l996 and 1995 and the result of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. The supporting data included in this report have been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.


/S/ WEINTRAUB, NESSEL & SMITH, PLLC

WEINTRAUB, NESSEL & SMITH, PLLC
Certified Public Accountants


January 23, 1997

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


/S/ WEINTRAUB, NESSEL & SMITH, PLLC

WEINTRAUB, NESSEL & SMITH, PLLC
Certified Public Accountants


February 9, 1996

                 [WEINTRAUB, NESSEL & SMITH, PLLC-LETTERHEAD]


                         INDEPENDENT AUDITORS' REPORT


Los Caballeros Apartments
28777 Northwestern Highway, Suite 100
Southfield, Michigan 48034



We have audited the accompanying Comparative Balance Sheet of Los Caballeros Apartments (a limited partnership) as of December 31, 1996 and 1995 and the related Comparative Statements of Revenue and Expense, Partners' Equity, Cash Flows and Supplemental Information on Pages 11-12 for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Los Caballeros Apartments as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. The supporting data included in this report have been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.

The accompanying financial statements have been prepared assuming the limited partnership will continue as a going concern. As discussed in the notes to the financial statements, Los Caballeros Apartments has been rendered in default of their regulatory agreement, in default with the three Housing Assistance Payment contracts, and is therefore, as a result, in default under the mortgage. These problems raise substantial doubt about the entity's ability to continue as a going concern.


/S/ WEINTRAUB, NESSEL & SMITH, PLLC

WEINTRAUB, NESSEL & SMITH, PLLC
Certified Public Accountants


February 6, 1997,

except for Going Concern Note,
as to which the date is
February 13, 1997

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


February 1, 1996

                 [WEINTRAUB, NESSEL & SMITH, PLLC-LETTERHEAD]


                         INDEPENDENT AUDITORS' REPORT



To the Partners
ROSEWOOD MANOR APARTMENTS
28777 Northwestern Highway, Suite 100
Southfield, MI 48034


We have audited the accompanying Comparative Balance Sheet of Rosewood Manor Apartments (a limited partnership) as of December 31, 1996 and 1995 and the related Statements of Revenue and Expense, Partners' Equity, and Cash Flows and Supplemental schedules on Page 9-11 for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Rosewood Manor Apartments as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. The supporting data included in this report have been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.


/S/ WEINTRAUB, NESSEL & SMITH, PLLC

WEINTRAUB, NESSEL & SMITH, PLLC
Certified Public Accountants

January 28, 1997

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


GROSVENOR SOUTH APARTMENTS LIMITED PARTNERSHIP
One Towne Square, Suite 1913
Southfield, Michigan 48076

Gentlemen:

We have audited the accompanying Balance Sheet of

                GROSVENOR SOUTH APARTMENTS LIMITED PARTNERSHIP
                            (a Limited partnership)

as of December 31, 1996 and 1995, and the related Statements of Revenue and Expense, Partners' Equity and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GROSVENOR SOUTH APARTMENTS LIMITED PARTNERSHIP as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

February 1, 1997

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

GROSVENOR SOUTH APARTMENTS #2 LIMITED PARTNERSHIP
One Towne Square, Suite 1913
Southfield, Michigan 48076


Gentlemen:

We have audited the accompanying Balance Sheet of

                GROSVENOR SOUTH APARTMENTS #2 LIMITED PARTNERSHIP
                            (a Limited partnership)

as of December 31, 1996 and 1995, and the related Statements of Revenue and Expense, Partners' Equity and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GROSVENOR SOUTH APARTMENTS #2 LIMITED PARTNERSHIP as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

February 1, 1997

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



CLINTON PLAZA APARTMENTS LIMITED PARTNERSHIP
One Towne Square, Suite 1913
Southfield, Michigan 48076

Gentlemen:

We have audited the accompanying Balance Sheet of

                 CLINTON PLAZA APARTMENTS LIMITED PARTNERSHIP
                            (a Limited partnership)

as of December 31, 1996 and 1995, and the related Statements of Revenue and Expense, Partners' Equity and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CLINTON PLAZA APARTMENTS LIMITED PARTNERSHIP as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

February 1, 1997

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



CLINTON PLAZA APARTMENTS #2 LIMITED PARTNERSHIP
One Towne Square, Suite 1913
Southfield, Michigan 48076

Gentlemen:

We have audited the accompanying Balance Sheet of

                CLINTON PLAZA APARTMENTS #2 LIMITED PARTNERSHIP
                            (a Limited partnership)

as of December 31, 1996 and 1995, and the related Statements of Revenue and Expense, Partners' Equity and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CLINTON PLAZA APARTMENTS #2 LIMITED PARTNERSHIP as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with qenerally accepted accounting principles.

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

February 1, 1997

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


/S/ BOCKNEK, BERGER & GHERSI

BOCKNEK, BERGER & GHERSI
Certified Public Accountants
Professional Corporation

January 27, 1996

                   [BROWDER & ASSOCIATES, P.C.-LETTERHEAD]


                         Independent Auditor's Report


To the Board of Directors of
OAKLAND-KELLER PLAZA



We have audited the accompanying balance sheet of OAKLAND-KELLER PLAZA as of DECEMBER 31, 1996, and the related statements of income, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OAKLAND-KELLER PLAZA as of DECEMBER 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



/S/ BROWDER & ASSOCIATES, P.C.
BROWDER & ASSOCIATES, P.C.


Birmingham, Alabama
February 24, 1997

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

                   [BROWDER & ASSOCIATES, P.C.-LETTERHEAD]


                         Independent Auditor's Report


To the Partners of
SAN DIEGO-LOGAN SQUARE GARDENS COMPANY
San Diego, California

                                                       HUD Field Office Director
                                                           SAN DIEGO, CALIFORNIA

We have audited the accompanying balance sheet of SAN DIEGO-LOGAN SQUARE GARDENS COMPANY, Project No. 129-44051-LD, as of DECEMBER 31, 1996, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SAN DIEGO-LOGAN SQUARE GARDENS COMPANY as of DECEMBER 31, 1996, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Guide, we have also issued a report dated January 20, 1997 on our consideration of SAN DIEGO-LOGAN SQUARE GARDENS COMPANY's internal control structure and reports dated January 20, 1997 on its compliance with specific requirements applicable to the major HUD programs, specific requirements applicable to Affirmative Fair Housing, and laws and regulations applicable to the basic financial statements.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report are presented for the purpose of additional analysis and are not a required part of the basic financial statements of SAN DIEGO-LOGAN SQUARE GARDENS COMPANY. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/S/ BROWDER & ASSOCIATES, P.C.

Birmingham, Alabama                                           Federal Employer
January 20, 1997                                        Identification Number:
                                                                    63-0986156

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

                    [BROWDER & ASSOCIATES, P.C.-LETTERHEAD]


                         Independent Auditor's Report


To the Partners of
GRANDVIEW-BLUE RIDGE MANOR
Grandview, Missouri

                                                     HUD Field Office Director
                                                         KANSAS CITY, MISSOURI

We have audited the accompanying balance sheet of GRANDVIEW-BLUE RIDGE MANOR, Project No. 084-44127-LDP, as of DECEMBER 31, 1996, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GRANDVIEW-BLUE RIDGE MANOR as of DECEMBER 31, 1996, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Guide, we have also issued a report dated January 20, 1997 on our consideration of GRANDVIEW-BLUE RIDGE MANOR's internal control structure and reports dated January 20, 1997 on its compliance with specific requirements applicable to the major HUD program, and specific requirements applicable to Affirmative Fair Housing and, laws and regulations applicable to the basic financial statements.

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


/S/ BROWDER & ASSOCIATES, P.C.

Birmingham, Alabama                                           Federal Employer
January 20, 1997                                        Identification Number:
                                                                    63-0986156

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



/S/ BROWDER & ASSOCIATES, P.C.

BROWDER & ASSOCIATES, P.C.

January 18, 1995

                    [BROWDER & ASSOCIATES, P.C.-LETTERHEAD]


                         Independent Auditor's Report


To the Partners of
ROLLING MEADOWS OF ARDMORE, LTD.-PECAN CREEK
Ardmore, Oklahoma

                                                     HUD Field Office Director
                                                       OKLAHOMA CITY, OKLAHOMA

We have audited the accompanying balance sheet of ROLLING MEADOWS OF
ARDMORE, LTD.-PECAN CREEK, Project No. 117-44044-LD, as of DECEMBER 31, 1996, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ROLLING MEADOWS OF ARDMORE, LTD.-PECAN CREEK as of DECEMBER 31, 1996, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Guide, we have also issued a report dated February 10, 1997 on our consideration of ROLLING MEADOWS OF ARDMORE, LTD.-PECAN CREEK's internal control structure and reports dated February 10, 1997 on its compliance with specific requirements applicable to the major HUD program, specific requirements applicable to the non-major HUD program, specific requirements applicable to Affirmative Fair Housing, and laws and regulations applicable to the basic financial statements.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report are presented for the purpose of additional analysis and are not a required part of the basic financial statements of ROLLING MEADOWS OF ARDMORE, LTD.-PECAN CREEK. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/S/ BROWDER & ASSOCIATES, P.C.

Birmingham, Alabama                                           Federal Employer
February 10, 1997                                       Identification Number:
                                                                    63-0986156

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

January 21, 1995

                    [BROWDER & ASSOCIATES, P.C.-LETTERHEAD]


                         Independent Auditor's Report


To the Partners of
EL PASO-GATEWAY EAST, LTD.
El Paso, Texas
                                                     HUD Field Office Director
                                                             FORT WORTH, TEXAS

We have audited the accompanying balance sheet of EL PASO-GATEWAY EAST, LTD., Project No. 133-44016-LD, as of DECEMBER 31, 1996, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EL PASO-GATEWAY EAST, LTD. as of DECEMBER 31, 1996, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Guide, we have also issued a report dated January 20, 1997 on our consideration of EL PASO-GATEWAY EAST, LTD.'s internal control structure and reports dated January 20, 1997 on its compliance with laws and regulations applicable to the basic financial statements, specific requirements applicable to the major HUD program, specific requirements applicable to the nonmajor HUD program and specific requirements applicable to Affirmative Fair Housing.

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


/S/ BROWDER & ASSOCIATES, P.C.

Birmingham, Alabama                                           Federal Employer
January 20, 1997                                        Identification Number:
                                                                    63-0986156

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

                    [BROWDER & ASSOCIATES, P.C.-LETTERHEAD]


                          Independent Auditor's Report


To the Partners of
FORT WORTH-NORTHWOOD APARTMENTS, LTD.
Fort Worth, Texas

                                                     HUD Field Office Director
                                                             FORT WORTH, TEXAS

We have audited the accompanying balance sheet of FORT WORTH-NORTHWOOD APARTMENTS, LTD., Project No. 113-44025, as of DECEMBER 31, 1996, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FORT WORTH-NORTHWOOD APARTMENTS, LTD. as of DECEMBER 31, 1996, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Guide, we have also issued a report dated January 29, 1997 on our consideration of FORT WORTH-NORTHWOOD APARTMENTS, LTD.'s internal control structure and reports dated January 29, 1997 on its compliance with laws and regulations applicable to the basic financial statements, specific requirements applicable to the major HUD program, specific requirements applicable to the non-major HUD program and specific requirements applicable to Affirmative Fair Housing.

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


/S/ BROWDER & ASSOCIATES, P.C.

Birmingham, Alabama                                           Federal Employer
January 29, 1997                                        Identification Number:
                                                                    63-0986156

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

                    [BROWDER & ASSOCIATES, P.C.-LETTERHEAD]


                         Independent Auditor's Report


To the Partners of
STEPHENVILLE-TARLETON ARMS APARTMENTS, LTD.
Stephenville, Texas

                                                     HUD Field Office Director
                                                             FORT WORTH, TEXAS

We have audited the accompanying balance sheet of STEPHENVILLE-TARLETON ARMS APARTMENTS, LTD., Project No. 113-44034-LD, as of DECEMBER 31, 1996, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of STEPHENVILLE-TARLETON ARMS APARTMENTS, LTD. as of DECEMBER 31, 1996, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Guide, we have also issued a report dated January 29, 1997 on our consideration of STEPHENVILLE-TARLETON ARMS APARTMENTS, LTD.'s internal control structure and reports dated January 29, 1997 on its compliance with laws and regulations applicable to the basic financial statements, specific requirements applicable to the major HUD program, specific requirements applicable to the non-major HUD program, and specific requirements applicable to Affirmative Fair Housing.

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


/S/ BROWDER & ASSOCIATES, P.C.

Birmingham, Alabama                                           Federal Employer
January 29, 1997                                        Identification Number:
                                                                    63-0986156

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

January 19, 1995

                   [ROBERT ERCOLINI & COMPANY LLP-LETTERHEAD]


                         INDEPENDENT AUDITOR'S REPORT



The General Partners of
Bay Village Company
(a Massachusetts Limited Partnership)
Boston, Massachusetts


We have audited the accompanying balance sheets of Bay Village Company (a Massachusetts Limited Partnership) as of December 31, l996 and 1995 and the related statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bay Village Company (a Massachusetts Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity, and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


/S/ ROBERT ERCOLINI & COMPANY LLP

January 30, 1997

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

We conducted our audits in accordance with generalP ly accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

            [WILLIAMS, CROSSLIN, SPARKS & VADEN, P.C.-LETTERHEAD]

         REPORT ON AUDITED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                        Independent Auditors' Report


To The Partners of
Buena Vista Manor Apartments, Ltd.
(A Tennessee Limited Partnership)
Nashville, Tennessee


We have audited the accompanying balance sheet of Buena Vista Manor Apartments, Ltd., (a Tennessee limited partnership), HUD Project No. 086-35009-SUP-LD as of December 31, 1996, and the related statements of profit and loss, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Buena Vista Manor Apartments, Ltd., at December 31, 1996, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 31, 1997 on our consideration of Buena Vista Manor Apartments, Ltd.'s, internal control structure, its compliance with laws and regulations, its compliance with specific requirements applicable to major HUD-assisted programs and its compliance with specific requirements applicable to affirmative fair housing.

To the Partners of
Buena Vista Manor Apartments, Ltd.
Page 2



Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting information contained in the report shown on pages 16 to 24 is presented for the purpose of additional analysis and is not a required part of the basic financial statements of Buena Vista Manor Apartments, Ltd. Such information has been subjected to the procedures applied in the audit of the financial statements and, in our opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.


/S/ WILLIAMS, CROSSLIN, SPARKS & VADEN, P.C.

/S/ WILLIAMS, CROSSLIN, SPARKS & VADEN, P.C.


January 31, 1997

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

February 6, 1995

              [ONSTOTT, CRADDICK & HYDE, CPA'S, INC.-LETTERHEAD]


                         Independent Auditors' Report

To the Partners
Rolling Meadows Apartments, Ltd.


We have audited the balance sheet of HUD Project No. 117-44009-LD, Rolling Meadows Apartments, LTD., (a limited partnership) as of December 31, 1996, and the related statements of profit and loss, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUD Project No. 117-44009-LD, Rolling Meadows Apartments, Ltd. at December 31, 1996 and the results of its operations and changes in partners' capital and cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 25, 1997, on our consideration of Rolling Meadows Apartments, LTD.'s internal control structure and reports dated February 25, 1997, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Affirmative Fair Housing, and specific requirements applicable to nonmajor HUD program transactions.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplementary information (shown on Schedules 1 to 14) are presented for the purposes of additional analysis and are not a required part of the financial statements of Rolling Meadows Apartments, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/S/ ONSTOTT, CRADDICK & HYDE CPA's, INC.

Onstott, Craddick & Hyde CPA's, Inc.
February 25, 1997

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

February 28, 1995

                          [EDWARD LEMKIN-LETTERHEAD]


                         INDEPENDENT AUDITOR'S REPORT


To the Partners
Westgate Associates Limited

     I have audited the accompanying balance sheet of Westgate Associates Limited, HUD Project No.: 026-44008-SHM (a Vermont limited partnership) as of December 31, 1996, and the related statements of profit & loss (HUD Form #92410), partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westgate Associates Limited, HUD Project No.: 026-44008-SHM, as of December 31, 1996, and the results of its operations, its changes in partners' capital and its cash flows for the year then ended in conformity with generally accepted accounting principles.

     In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, I have also issued a report dated February 3, 1997 on my consideration of Westgate Associates Limited's internal control structure and reports dated February 3, 1997, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Affirmative Fair Housing, and specific requirements applicable to nonmajor HUD program transactions.

     My audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 17-25 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Westgate Associates Limited. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                                    /S/ EDWARD LEMKIN

                                                      EDWARD LEMKIN
                                               Certified Public Accountant

Orange, Connecticut
February 3, 1997

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

Orange, Connecticut
February 1, 1995

                          [EDWARD LEMKIN-LETTERHEAD]


                         INDEPENDENT AUDITOR'S REPORT


To the Partners
Wingate Associates Limited


     I have audited the accompanying balance sheet of Wingate Associates Limited, HUD Project No.: 024-44018-LDP (a New Hampshire limited partnership) as of December 31, 1996, and the related statements of profit & loss (HUD Form #92410), partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wingate Associates Limited, HUD Project No.: 024-44018-LDP, as of December 31, 1996, and the results of its operations, its changes in partners' capital and its cash flows for the year then ended in conformity with generally accepted accounting principles.

     In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, I have also issued a report dated February 1, 1997, on my consideration of Wingate Associates Limited's internal control structure and reports dated February 1, 1997, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Affirmative Fair Housing, and specific requirements applicable to nonmajor HUD program transactions.

     My audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 17-25 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Wingate Associates Limited. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                                    /S/ EDWARD LEMKIN

                                                      EDWARD LEMKIN
                                               Certified Public Accountant

Orange, Connecticut
February 1, 1997

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

Orange, Connecticut
February 4, 1995

                          [EDWARD LEMKIN-LETTERHEAD]


                         INDEPENDENT AUDITOR'S REPORT

To the Partners
South Munjoy Associates Limited


     I have audited the accompanying balance sheet of South Munjoy Associates Limited, HUD Project No.: 022-55002-LDP-R (a Maine limited partnership) as of December 31, 1996, and the related statements of profit & loss (HUD Form #92410), partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Munjoy Associates Limited, HUD Project No.: 022-55002-LDP-R, as of December 31, 1996, and the results of its operations, its changes in partners' capital, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

     In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, I have also issued a report dated February 3, 1997, on my consideration of South Munjoy Associates Limited's internal control structure and reports dated February 3, 1997, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Affirmative Fair Housing, and specific requirements applicable to nonmajor HUD program transactions.

     My audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 18 to 26 is presented for purposes of additional analysis and is not a required part of the basic financial statements of South Munjoy Associates Limited. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                                    /S/ EDWARD LEMKIN

                                                      EDWARD LEMKIN
                                               Certified Public Accountant

Orange, Connecticut
February 3, 1997

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


                                /s/ EDWARD LEMKIN

                                  EDWARD LEMKIN
                           Certified Public Accountant

Orange, Connecticut
February 8, 1995

              [JEFFREY PHILLIPS MOSLEY & SCOTT, P.A. - LETTERHEAD]


INDEPENDENT AUDITORS' REPORT


To The Partners
Cedar Hill Apartments:

We have audited the accompanying financial statements of Cedar Hill Apartments (Project Number 082-44064 LD/SUP) (a limited partnership hereinafter referred to as the "Partnership") as of December 31, 1996, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1996, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 16, 1977, on our consideration of Cedar Hill Apartments's internal control structure and a report dated January 16, 1997, on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of the Partnership on pages 11 - 15 are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership, but are required by the Consolidated Audit Guide for Audits of HUD Programs, issued July 1993 by the U.S. Department of Housing and Urban Development, Office of Inspector General. Such schedules, which are the responsibility of the General Partner, have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                  /s/ JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A.


January 16, 1997

              [JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A.-LETTERHEAD]


INDEPENDENT AUDITORS' REPORT


To the Partners
Char-Mur Apartments:

We have audited the accompanying financial statements of Char-Mur Apartments (Project Number 082-44035 LD/SUP) (a limited partnership hereinafter referred to as the "Partnership") as of December 31, 1996, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1996, and the results of its operations, changes in partners' equity, and cash flows for the year ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 20, 1997, on our consideration of Char-Mur Apartments internal control structure and a report dated January 20, 1997, on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of the Partnership on pages 11 - 15 are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership, but are required by the Consolidated Audit Guide for Audits of HUD Programs, issued July 1993 by the U.S. Department of Housing and Urban Development, Office of Inspector General. Such schedules, which are the responsibility of the General Partner, have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/S/ JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A.

January 20, 1997

              [JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A.-LETTERHEAD]


INDEPENDENT AUDITORS' REPORT


To the Partners
Crossett Apartments, Ltd.:

We have audited the accompanying financial statements of Crossett Apartments, Ltd. (Project Number 082-44063 LD/SUP) (a limited partnership hereinafter referred to as the "Partnership") as of December 31, 1996, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1996, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 14, 1997, on our consideration of Crossett Apartments, Ltd.'s internal control structure and a report dated January 14, 1997, on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of the Partnership on pages 11 - 15 are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership, but are required by the Consolidated Audit Guide for Audits of HUD Programs, issued July 1993 by the U.S. Department of Housing and Urban Development, Office of Inspector General. Such schedules, which are the responsibility of the General Partner, have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/S/ JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A.

January 14, 1997

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                                          February 28,     February 29,
                                                                                             1997              1996
                                                                                         -------------    -------------
Property and equipment - at cost, less accumulated depreciation
   (Notes 2, 4, 6 and 7)                                                                 $  93,530,519    $ 111,663,787
Cash and cash equivalents (Notes 2 and 11)                                                   5,981,506        4,277,246
Certificates of deposit (Note 11)                                                              201,986          255,000
Cash - restricted for tenants' security deposits                                             1,082,255        1,155,455
Mortgage escrow deposits (Notes 5, 6 and 11)                                                 8,098,227        7,969,001
Rents receivable                                                                               303,172          288,143
Prepaid expenses and other assets                                                            1,164,356          961,020
                                                                                         -------------    -------------

   Total assets                                                                          $ 110,362,021    $ 126,569,652
                                                                                         =============    =============

                        LIABILITIES AND PARTNERS' DEFICIT

Mortgage notes payable (Notes 6 and 11)                                                  $  63,599,388    $  71,832,854
Purchase money notes payable (Note 7)                                                       56,929,115       61,029,115
Due to selling partners (Note 7)                                                            63,552,033       62,562,415
Accounts payable, accrued expenses and other liabilities                                     4,448,032        6,333,269
Tenants' security deposits payable                                                           1,082,255        1,155,455
Due to general partners of subsidiaries and their affiliates (Note 8)                        1,152,253          998,268
Due to general partners and affiliates (Note 8)                                              1,742,027        2,989,870
Distributions payable (Note 12)                                                              1,111,554                0
                                                                                         -------------    -------------

                                                                                           193,616,657      206,901,246
                                                                                         -------------    -------------

Minority interest (Note 2)                                                                      80,374           76,347
                                                                                         -------------    -------------

Commitments and contingencies (Note 11)


Partners' deficit                                                                          (83,335,010)     (80,407,941)
                                                                                         -------------    -------------

   Total liabilities and partners' deficit                                               $ 110,362,021    $ 126,569,652
                                                                                         =============    =============








See accompanying notes to consolidated financial statements

                    CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                         AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                             Year Ended
                                                            --------------------------------------------
                                                            February 28,    February 29,    February 28,
                                                                1997            1996            1995
                                                            ------------    ------------    ------------
Revenues
   Rentals, net                                             $ 29,409,734    $ 29,764,899    $ 28,970,357
   Other                                                         895,930         828,657         731,485
   Gain on sale of properties (Note 10)                        7,280,865               0               0
                                                            ------------    ------------    ------------

     Total revenues                                           37,586,529      30,593,556      29,701,842
                                                            ------------    ------------    ------------

Expenses
   Selling and renting                                           501,897         466,937         447,549
   Administrative and management                               4,499,446       4,259,188       4,108,892
   Administrative and management-related parties (Note 8)      2,773,362       1,898,169       1,875,898
   Operating                                                   5,101,730       4,991,453       5,078,721
   Repairs and maintenance                                     8,003,384       7,891,374       7,529,949
   Taxes and insurance                                         4,107,619       4,223,636       4,189,053
   Financial, principally interest                             7,824,329       8,329,170       8,496,497
   Depreciation                                                6,475,294       6,618,370       6,490,980
   Provision for impairment of assets (Note 4)                 5,166,001               0               0
                                                            ------------    ------------    ------------

     Total expenses                                           44,453,062      38,678,297      38,217,539
                                                            ------------    ------------    ------------

Loss before minority interest and extraordinary item          (6,866,533)     (8,084,741)     (8,515,697)

Minority interest in (income) loss of subsidiaries               (18,466)          1,752             481
                                                            ------------    ------------    ------------

Loss before extraordinary item                                (6,884,999)     (8,082,989)     (8,515,216)

Extraordinary item - forgiveness of
   indebtedness income (Note 10)                               5,069,484               0               0
                                                            ------------    ------------    ------------

Net loss                                                    $ (1,815,515)   $ (8,082,989)   $ (8,515,216)
                                                            ============    ============    ============

Loss before extraordinary item - limited partners             (6,816,149)     (8,002,159)     (8,430,064)

Extraordinary item - limited partners                          5,018,789               0               0
                                                            ------------    ------------    ------------

Net loss - limited partners                                 $ (1,797,360)   $ (8,002,159)   $ (8,430,064)
                                                            ============    ============    ============

Number of limited partnership units outstanding                   10,038          10,038          10,038
                                                            ============    ============    ============

Loss before extraordinary item per limited partnership      $       (679)   $       (797)   $       (840)

Extraordinary per limited partnership unit                           500               0               0
                                                            ------------    ------------    ------------

Net loss per limited partnership unit                       $       (179)   $       (797)   $       (840)
                                                            ============    ============    ============


See accompanying notes to consolidated financial statements

                                      -26

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT





                                                               Total      Limited Partners  General Partners
                                                            ------------  ----------------  ----------------
Balance - March 1, 1994                                     $(63,809,736)   $(62,723,108)     $ (1,086,628)

Net loss - year ended February 28, 1995                       (8,515,216)     (8,430,064)          (85,152)
                                                            ------------    ------------      ------------

Balance - February 28, 1995                                  (72,324,952)    (71,153,172)       (1,171,780)

Net loss - year ended February 29, 1996                       (8,082,989)     (8,002,159)          (80,830)
                                                            ------------    ------------      ------------

Balance - February 29, 1996                                  (80,407,941)    (79,155,331)       (1,252,610)

Net loss - year ended February 28, 1997                       (1,815,515)     (1,797,360)          (18,155)

Distributions                                                 (1,111,554)     (1,100,438)          (11,116)
                                                            ------------    ------------      ------------

Balance - February 28, 1997                                 $(83,335,010)   $(82,053,129)     $ (1,281,881)
                                                            ============    ============      ============



























See accompanying notes to consolidated financial statements

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Increase in Cash and Cash Equivalents

                                                                             Year Ended
                                                            --------------------------------------------
                                                            February 28,    February 29,    February 28,
                                                                1997            1996            1995
                                                            ------------    ------------    ------------
Cash flows from operating activities:
  Net loss                                                  $ (1,815,515)   $ (8,082,989)   $ (8,515,216)
                                                            ------------    ------------    ------------
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
  Gain on sale of properties (Note 10)                        (7,280,865)              0               0
  Extraordinary item - forgiveness of
    indebtedness income (Note 10)                             (5,069,484)              0               0
  Depreciation                                                 6,475,294       6,618,370       6,490,980
  Provision for impairment of assets (Note 4)                  5,166,001               0               0
  (Increase) decrease in assets
    Cash restricted for tenants' security deposits                71,378         (28,634)        (21,182)
    Mortgage escrow deposits                                     119,009        (103,030)       (264,716)
    Rents receivable                                             (21,323)        (73,199)        101,327
    Prepaid expenses and other assets                           (153,863)        (46,385)         81,068
  Increase (decrease) in liabilities
    Due to selling partners                                    5,286,095       5,492,620       5,492,620
    Accounts payable, accrued expenses and other liabilities     374,003         315,471         291,364
    Tenants' security deposits payable                           (21,016)         28,634          21,182
    Increase in due to general partners of subsidiaries
      and their affiliates                                       206,629         122,780          76,213
    Decrease in due to general partners of subsidiaries
      and their affiliates                                       (52,644)       (182,063)        (81,348)
    Due to general partners and affiliates                    (1,247,843)         76,511         (12,841)
    Minority interest in income (loss) of subsidiaries            18,466          (1,752)           (481)
                                                            ------------    ------------    ------------
      Total adjustments                                        3,869,837      12,219,323      12,174,186
                                                            ------------    ------------    ------------
  Net cash provided by operating activities                    2,054,322       4,136,334       3,658,970
                                                            ------------    ------------    ------------

Cash flows from investing activities:
  Decrease in certificates of deposit                             53,014               0               0
  Proceeds from sale of properties                            13,535,000               0               0
  Costs paid relating to sale of properties                     (248,628)              0               0
  Acquisitions of property and equipment                      (1,127,796)     (1,308,380)     (1,269,577)
  Increase in mortage escrow deposits                           (301,306)       (281,261)       (170,583)
                                                            ------------    ------------    ------------
  Net cash provided by (used in) investing activities         11,910,284      (1,589,641)     (1,440,160)
                                                            ------------    ------------    ------------

Cash flows from financing activities:
  Principal payments of mortgage notes                        (7,150,114)     (1,949,412)     (1,834,767)
  Payments to selling partners                                (1,795,793)       (487,931)       (252,670)
  Principal payments of purchase money notes payable          (3,300,000)              0               0
  Decrease in minority interest                                  (14,439)         (8,924)         (4,055)
                                                            ------------    ------------    ------------
  Net cash used in financing activities                      (12,260,346)     (2,446,267)     (2,091,492)
                                                            ------------    ------------    ------------

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      Increase in Cash and Cash Equivalents
                                   (Continued)

                                                                             Year Ended
                                                            --------------------------------------------
                                                            February 28,    February 29,    February 28,
                                                                1997            1996            1995
                                                            ------------    ------------    ------------
Net increase in cash and cash equivalents                      1,704,260         100,426         127,318

Cash and cash equivalents, beginning of year                   4,277,246       4,176,820       4,049,502
                                                            ------------    ------------    ------------

Cash and cash equivalents, end of year                      $  5,981,506    $  4,277,246    $  4,176,820
                                                            ============    ============    ============

Supplemental disclosure of cash flows information:
   Cash paid during the year for interest                   $  3,862,613    $  2,725,430    $  2,910,812
                                                            ============    ============    ============


Supplemental disclosures of noncash investing and financing activities:

       Distribution payable                                    1,111,554               0               0

  Forgiveness of indebtedness (Note 10):

       Decrease in purchase money notes payable                 (800,000)              0               0
       Decrease in due to selling partners                    (2,500,684)              0               0
       Decrease in mortgage notes payable                     (1,083,352)              0               0
       Decrease in accounts payable, accrued expenses
         and other liabilities                                  (685,448)              0               0

Summarized below are the components of the gain
  on sale of properties:
       Decrease in property and equipment, net of
         accumulated depreciation                              7,619,769               0               0
       Decrease in cash-restricted for tenants' security           1,822               0               0
         deposits
       Decrease in rents receivable                                6,294               0               0
       Decrease in mortgage escrow deposits                       53,071               0               0
       Decrease in prepaid expenses and other assets              25,527               0               0
       Increase in prepaid expenses - notes receivable           (75,000)              0               0
       Decrease in accounts payable, accrued expenses
         and other liabilities                                (1,573,792)              0               0
       Decrease in tenants' security deposits payable            (52,184)              0               0














See accompanying notes to consolidated financial statements.

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1997


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

              The Partnership holds an interest in forty-one Local Partnerships, each of which owns one Apartment Complex which receives Government Assistance. On June 3, 1996 and September 17, 1996, the properties and the related assets and liabilities owned by two subsidiary partnerships were sold to third parties, and on August 15, 1996 the Partnership's Local Partnership Interest in another subsidiary partnership was also sold to a third party. A portion of the net proceeds were used to settle the associated purchase money notes and accrued interest thereon. (See Note 10.)

              The general partners of the Partnership are Government Assisted Properties, Inc. (the "Assisted General Partner"), a Delaware corporation and a wholly owned subsidiary of Lehman Brothers Inc. ("Lehman"), a Delaware corporation, Related Housing Programs Corporation (the "Related General Partner"), a Delaware corporation and an affiliate of The Related Companies, L.P. ("Related"), a New York limited partnership, and Cambridge/Related Housing Associates Limited Partnership ("Cambridge Related Associates"), a Massachusetts limited partnership, together (the "General Partners"). The general partners of Cambridge Related Associates are the Assisted General Partner and the Related General Partner.

              Pursuant to the public offering, which occurred during 1983 through 1985, the Partnership received $50,190,000 of Gross Proceeds from 4,297 investors. No further issuance of Initial Limited Partnership Interests or Additional Limited Partnership Interests is anticipated.

              The terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership (the "Partnership Agreement") provide, among other things, that profits or losses, in general, be shared 99% by the limited partners and 1% by the general partners.


NOTE 2  -     Summary of Significant Accounting Policies

              a)  Basis of Consolidation

                  The consolidated financial statements include the accounts of the Partnership and 44 subsidiary partnerships, two of which only have activity through the date of sale of their properties and the related assets and liabilities on June 3, 1996 and September 17, 1996, and one of which only has activity through the date of sale of the Partnership's interest on August 15, 1996 (see Note 10). The Partnership is the principal limited partner, with an ownership interest of 98.99% in each of the subsidiary partnerships. Through the rights of the Partnership and/or the General Partner, which General Partner has a contractural obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnerhsip has a controlling financial interest in the subsidiary local partnerhsips.

                  For financial reporting purposes, the Partnership's fiscal year ends on the last day of February. All subsidiaries have fiscal years ending December 31. Accounts of subsidiaries have been adjusted for intercompany transactions from January 1 through the last day of February.

                  All intercompany accounts and transactions have been eliminated in consolidation.

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1997

NOTE 2  -     Summary of Significant Accounting Policies (Continued)


                  Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arises from contributions and distributions to the minority interest partners.

                  Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated $0, $19,987 and $24,883 for the years ended February 28, 1997, February 29, 1996 and February 28, 1995, (the 1996, 1995 and 1994 Fiscal Years), respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any.

              b)  Property and Equipment

                  In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Under SFAS No. 121, the Partnership is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss should be recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable. Effective March 1, 1996, the Partnership adopted SFAS No. 121, consistent with the adoption period.

                  Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through February 28, 1997, the Partnership has recorded $5,166,001 as a provision for loss on impairment of assets.

              c)  Interest Subsidies

                  Interest expense has been reduced by interest subsidies (Note
6).

              d)  Cash and Cash Equivalents

                  Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term investments with an original maturity of three months or less.

              e)  Income Taxes

                  No provision has been made for income taxes in the accompanying consolidated financial statements since such taxes, if any, are the responsibility of the individual partners. For income tax purposes, the Partnership has a fiscal year ending December 31 (Note 9).

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1997

NOTE 2  -     Summary of Significant Accounting Policies (Continued)


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

              The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

              Cash and Cash Equivalents, Certificates of Deposit,
              ---------------------------------------------------
Cash-Restricted for Tenants' Security Deposits and Mortgage Escrow Deposits
---------------------------------------------------------------------------

              The carrying amount approximates fair value because of the short maturity of those instruments.

              Mortgage Notes Payable
              ----------------------

              The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

              The estimated fair values of the Partnership's mortgage note payable are as follows:

                               February 28, 1997           February 28, 1996
                           -------------------------   -------------------------
                            Carrying        Fair        Carrying        Fair
                             Amount        Value         Amount         Value
                           -----------   -----------   -----------   -----------
Mortgage Notes Payable
  for which it is:

Practicable to estimate
  fair value               $33,009,830   $32,233,224   $40,850,499   $39,863,803
Not Practicable (a)        $30,589,558   $         0   $30,982,355   $         0

Purchase Money Notes
  Payable for which it is
  Not Practicable (b)      $56,929,115   $         0   $61,029,115   $         0

              (a) The mortgage notes payable are insured by HUD primarily in accordance with Section 236 of the National Housing Act. New loans are no longer being insured in accordance with Section 236 and presently existing loans are subject to restrictions regarding prepayment. Management believes the estimation of fair value to be impracticable.

              (b) For the reasons discussed in Note 11(b) it is not practicable to estimate the fair value of these notes.

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1997


NOTE 4  -     Property and Equipment

              The components of property and equipment and their estimated useful lives are as follows:

                                  February 28,   February 29,    Estimated
                                       1997          1996       Useful Lives
                                  ------------   ------------   ------------

Land                              $  9,606,871   $ 10,668,083
Building and improvements          155,805,524    172,931,495   15-40 years
Furniture and fixtures               8,301,801      8,504,69 1   5-10 years
                                  ------------   ------------

                                   173,714,196    192,104,269
Less: Accumulated depreciation      80,183,677     80,440,482
                                  ------------   ------------

                                  $ 93,530,519   $111,663,787
                                  ============   ============


              Property acquisition fees of $6,630,577 were earned by the General Partners of the Partnership and have been capitalized as a cost of property and equipment.

              Depreciation expense for the 1996, 1995 and 1994 Fiscal Years amounted to $6,475,294, $6,618,370 and $6,490,980, respectively.

              During the year ended December 31, 1996, the physical condition of the property owned by Oklahoma City-Town and Country Village Apartments Ltd. deteriorated significantly. Repairs were restricted to making units ready for new tenants. Three apartments damaged by fire in 1995 and 1996 were not repaired. Vacancies increased significantly. The project is in default on its mortgage and is in a cash overdraft position. The conditions described are not expected to reverse in the near future. Future cash flows are estimated to be significantly less than the carrying value of the property. As a result, impairment of property and equipment is recognized in the financial statements in accordance with SFAS No. 121. The cost of property and equipment has been written down to $100,000. This amount was determined by projecting future cash flows on the assumption that the current level of vacancies will not decrease in the remaining estimated useful life of the property. Impairment of $4,376,899 has been recognized as the difference between the carrying value before impairment at December 31, 1996 and the present value of estimated cash flows.

              On December 5, 1996, HUD rendered formal notification to Los Caballeros Apartments ("Los Caballeros") that it has been declared in default of its contractual obligations with HUD as a result of the physical deficiencies cited. On February 13, 1997, Republic National Bank formally notified Los Caballeros that it has been declared in default under their mortgage as a consequence of the property's default under the regulatory agreement. Additionally, Los Caballeros is in default under the three Housing Assistance Payments contracts. An allowance provision for impairment of fixed assets has been recognized in Los Caballeros' 1996 financial statements in the amount of $789,102. On April 25, 1997, the Partnership's Local Partnership Interest in Los Caballeros was sold to the general partners of Los Caballeros for $100,000 (see
Note 12).

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1997


NOTE 5  -     Mortgage Escrow Deposits

              Mortgage escrow deposits consist of the following:

                                                       February 28, February 29,
                                                          1997         1996
                                                       ----------   ----------

              Reserve for replacements                 $5,357,492   $5,099,473
              Real estate taxes, insurance and other    2,655,681    2,827,761
              Preservation Acts                            85,054       41,767
                                                       ----------   ----------

                                                       $8,098,227   $7,969,001
                                                       ==========   ==========

NOTE 6  -     Mortgage Notes Payable

              The mortgage notes are payable in aggregate monthly installments of approximately $503,000, including principal and interest at rates ranging from 3% to 9% per annum, through May 2022. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership's rents and leases and is without further recourse.

              Certain mortgage notes with balances aggregating $32,591,409 and $38,708,128 at December 31, 1996 and 1995, respectively, which bear interest at rates ranging from 7% to 8.5% per annum, were eligible for interest rate subsidies under the terms of regulatory agreements with the Secretary of the Department of Housing and Urban Development ("HUD"). Accordingly, the subsidiary partnerships paid only that portion of the monthly payments that would be required if the interest rate was in the range of 1% to 1.75% per annum; the balance was subsidized under Section 236 of the National Housing Act.

              Annual principal payment requirements for each of the next five fiscal years are as follows:

              Year Ending December 31                             Amount
              -----------------------                          ------------

                      1997                                     $  7,743,958
                      1998                                        2,216,399
                      1999                                        2,362,120
                      2000                                        2,518,510
                      2001                                        2,696,927
                      Thereafter                                 46,061,474
                                                                 ----------
                                                                $63,599,388
                                                                ===========

              The above principal payment requirements have been adjusted for principal acceleration which may result from the event of default of two subsidiary partnerships with mortgage note balances aggregating $5,663,355 at December 31, 1996. (Note 11(a))

              The mortgage agreements require monthly deposits to reserves for replacements aggregating approximately $171,000 and monthly deposits to escrow accounts for real estate taxes, insurance and other (Note 5).

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1997


NOTE 7  -     Purchase Money Notes Payable

              Nonrecourse Purchase Money Notes in the original amount of $61,029,115 were issued to the selling partners of the subsidiary partnerships as part of the purchase price, and are secured only by the Partnership's interest in the subsidiary partnership to which the note relates. On June 3, 1996 and September 17, 1996, the properties and the related assets and liabilities owned by two subsidiary partnerships were sold to third parties, and on August 15, 1996 the Partnership's Local Partnership Interest in another subsidiary partnership was also sold to a third party. A portion of the net proceeds were used to settle the associated purchase money notes and accrued interest thereon (see Note 10).

              The Purchase Money Notes, which provide for simple interest at the rate of 9% per annum through maturity, which will occur during the period July 1998 to December 1999, will not be in default during the basic term (generally fifteen years) if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding subsidiary partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. Any interest not paid currently accrues, without further interest thereon, through the due date of the note. All accrued and unpaid interest must be paid on the due date of the note, unless the Partnership exercises an extension right. Continued accrual of such interest without payment would impact the effective rate of the notes, specifically by reducing the current effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the notes. Unpaid interest of $64,899,777 and $62,437,367 at February 28, 1997 and February 29, 1996, respectively, has been accrued and is included in the caption due to selling partners. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds from the sale or refinancing of the Apartment Complex, or in some cases the Local Partnership Interest to which the Purchase Money Note relates.

              The Partnership may elect, upon the payment of an extension fee of 1 1/2% per annum of the outstanding principal amount, to extend the term of the Purchase Money Note for up to five additional years. The Partnership may also defer payment of any accrued and unpaid interest until the due date of the note. The Partnership expects that upon maturity it will be required to refinance or sell its investments in the Local Partnerships in order to pay the Purchase Money Notes and accrued interest thereon. Based on the historical operating results of the Local Partnerships and the current economic conditions including changes in tax laws, it is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances. Management is working with the selling partners to restructure and/or refinance the notes. The Purchase Money Notes are without personal recourse to either the Partnership or any of its partners and the sellers' recourse, in the event of non-payment, would be to foreclose on the Partnership's interests in the respective Local Partnerships.

              Cash flow distributions aggregating $504,167, $874,592 and $387,614 were made to the Partnership in the 1996, 1995 and 1994 Fiscal Years which does not include $43,287 and $9,899 escrow monies held for the Preservation Acts program in the 1996 and 1994 Fiscal Years. Of such distributions, $302,500, $487,931 and $252,670, respectively, was used to pay interest on the purchase money notes (which includes $20,101 released to the Partnership from Low-Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA) monies in the 1994 Fiscal Year). Distribution of proceeds from sales aggregating $9,202,571 were made to the Partnership in the 1996 Fiscal Year of which $3,300,000 and $1,493,293, respectively, was used to pay principal and interest on the Purchase Money Notes.

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1997


NOTE 8  -     Related Party Transactions

              The costs incurred to related parties for the years ended February 28, 1997, February 29, 1996 and February 28, 1995 were as follows:


                                                        Year Ended
                                          --------------------------------------
                                          February 28, February 29, February 28,
                                              1997         1996         1995
                                          ------------ ------------ ------------
         Partnership management fees (a)   $  966,000   $  121,650   $  127,800
         Expense reimbursement (b)            208,772      152,409      158,494
         Property management fees (c)       1,572,340    1,597,860    1,563,354
         Local administrative fee (d)          26,250       26,250       26,250
                                           ----------   ----------   ----------

                                           $2,773,362   $1,898,169   $1,875,898
                                           ==========   ==========   ==========


              (a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's general partners and affiliates. Partnership management fees have been charged to operations and are included in administrative and management-related parties expenses. Partnership management fees owed to the General Partners amounting to approximately $936,000 and $30,000 were accrued and unpaid as of February 28, 1997 and February 29, 1996.

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

              (c) Property management fees paid by Local Partnerships to affiliates of the Local Partnerships amounted to approximately $1,572,340, $1,597,860 and $1,563,354 for the 1996, 1995 and 1994 Fiscal Years,
respectively. Of such fees $330,024, $330,475 and $314,915 was paid to a company which is also an affiliate of the Related General Partner for the 1996, 1995 and 1994 Fiscal Years, respectively.

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

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1997


NOTE 8  -     Related Party Transactions (Continued)



              Due to local general partners and affiliates at December 31, 1996 and 1995 consists of the following:

                                                              December 31
                                                        ---------------------
                                                           1996        1995
                                                        ----------   --------
              Operating advances (*)                    $  259,361   $192,985
              General partner distributions                 61,290     50,678
              Management and other operating advances      831,602    754,605
                                                        ----------   --------

                                                        $1,152,253   $998,268
                                                        ==========   ========


              (*) Operating advances include four loans payable to local general partners and affiliates which are unsecured, non-interest bearing and are payable out of available surplus cash, of the respective subsidiary partnership, or at the time of sale or refinancing.

NOTE 9  -     Income Taxes

              A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries is as follows:


                                                                       Year Ended December 31
                                                              ------------------------------------------
                                                                  1996          1995            1994
                                                              -----------    -----------    ------------
Financial statement net loss                                  $(1,815,515)   $(8,082,989)   $ (8,515,216)

Difference between depreciation expense recorded for
   financial reporting purposes and the accelerated cost
   recovery system utilized for income tax purposes            (1,435,732)    (1,574,305)     (2,092,587)

Difference resulting from accruals for financial reporting
   purposes not deductible for tax purposes until paid             38,371        (24,384)        167,982

Difference resulting from parent company having a
   different fiscal year for income tax and financial
   reporting purposes                                             708,043          7,263         (20,283)

Difference between gain on sale of properties recorded for
   financial reporting purposes and for income tax purposes     4,285,757              0               0

Provision for loss on impairment of assets                      5,166,001              0               0

Difference between extraordinary item-forgiveness of
   indebtedness income recorded for financial reporting
   purposes and for income tax purposes                        (1,769,101)             0               0

Other                                                             429,491              0          43,391
                                                              -----------    -----------    ------------

Net income (loss) as shown on the income tax return for
   the calendar year ended                                    $ 5,607,315    $(9,674,415)   $(10,416,713)
                                                              ===========    ===========    ============

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1997

NOTE 10  -    Sale of Properties

              On June 3, 1996, the property and the related assets and liabilities of Roper Mountain Apartments Ltd. ("Roper Mountain") were sold to a third party for $4,735,000, resulting in a gain in the amount of $1,871,046. The Partnership used $1,320,500 of the net proceeds to settle the associated Purchase Money Note and accrued interest which had a total outstanding balance of $2,304,994, resulting in forgiveness of indebtedness income of $984,494.

              Rolling Meadows of Chickasha ("Chickasha"), a subsidiary partnership, had previously filed a petition under Chapter 11 of the Bankruptcy Code ("Chapter 11") which had been dismissed. HUD notified Chickasha that it intended to commence foreclosure proceedings. Chickasha was in default and under HUD control as a mortgagee in possession. On August 15, 1996, the Partnership's Local Partnership Interest in Chickasha was sold to a third party for $75,000, resulting in a gain in the amount of $472,720 and forgiveness of indebtedness income of $1,768,800 as a result of forgiveness of the mortgage note payable to HUD and accrued interest thereon. No proceeds were used to settle the associated Purchase Money Note and accrued interest which had a total outstanding balance of $1,723,095, resulting in additional forgiveness of indebtedness income. Therefore the entire forgiveness of indebtedness income realized by the Partnership from this transaction is $3,491,895.

              On September 17, 1996, the property and the related assets and liabilities of Oakland-Keller Plaza ("Keller Plaza") were sold to a third party for $8,800,000, resulting in a gain in the amount of $4,937,099. The Partnership used $3,472,792 of the net proceeds to settle the associated Purchase Money Note and accrued interest which had a total outstanding balance of $4,065,887, resulting in forgiveness of indebtedness income of $593,095.

NOTE 11  -    Commitments and Contingencies

              a)  Events of Default

                  Caddo Parish-Villas South, Ltd.
                  -------------------------------

                  Caddo Parish-Villas South, Ltd. ("Villas South") continues to be in default of its original mortgage agreement. Until November 1995, the project operated under a provisional workout agreement with HUD. During November 1995, the mortgage note was sold to a conventional mortgagee. These items raise substantial doubt about Villas South's ability to continue as a going concern. The auditors for Villas South modified their reports for the 1995 and 1994 Fiscal Years due to the uncertainty of the ability of Villas South to continue in existence. Villas South is in the process of trying to renegotiate the terms of the notes with the new mortgage holders, but there can be no assurance that the renegotiation will be successful. Villas South filed for protection under Chapter 11 of the United States Bankruptcy Code on November 12, 1996 and the equivalent of a receiver has been appointed. In the interim, Villas South is continuing to make payments to the new mortgage holder under the provisions of the previous workout agreement with HUD. The Partnership's investment in Villas South was approximately $373,000 and $524,000 at February 28, 1997 and February 29, 1996, respectively, and the minority interest balance was zero at each date. Villas South's net loss after minority interest amounted to approximately $151,000, $151,000, and $182,000 for the 1996, 1995 and 1994 Fiscal Years,
respectively.

                  Oklahoma City-Town and Country Village Apartments, Ltd.
                  -------------------------------------------------------

                  Oklahoma City-Town and Country Village Apartments, Ltd. ("Town and Country") continues to be in default of its original mortgage agreement. Until November 1995, the project operated under a provisional

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1997

NOTE 11 -     Commitments and Contingencies


workout agreement with HUD. On November 1, 1995, the mortgage note was sold to a conventional mortgagee. No payments are currently being made on this loan. At December 31, 1996, total liabilities exceeded total assets by approximately $4,500,000. These items raise substantial doubt about Town and Country's ability to continue as a going concern. The auditors for Town and Country modified their reports for the 1996, 1995, and 1994 Fiscal Years due to the uncertainty of the ability of Town and Country to continue in existence. Town and Country is in the process of trying to renegotiate the terms of the notes with the new mortgage holders, but there can be no assurance that the renegotiation will be successful. The Partnership's investment in Town & Country was reduced to zero by current and prior years' losses and $215,000 at February 28, 1997 and February 29,1996, respectively, and the minority interest balance was zero at each date. Town & Country's net loss after minority interest amounted to approximately $4,741,000, $350,000 and $396,000 for the 1996, 1995 and 1994
Fiscal Years, respectively.

                  Los Caballeros Apartments
                  -------------------------

                  During 1995, Los Caballeros Apartments ("Los Caballeros") received an unsatisfactory physical inspection report issued by the U.S. Department of Housing and Urban Development ("HUD"). Los Caballeros had submitted to HUD a Management Improvement Plan (MIO Plan) with an accompanying estimate of restorations and improvements pursuant to the inspection report. A request for funding from HUD accompanied the MIO Plan. The request was not granted, and thus Los Caballeros was not able to cure the deficiencies cited in the inspection report.

                  On December 5, 1996, HUD rendered formal notification to Los Caballeros that it has been declared in default of its contractual obligations with HUD as a result of the physical deficiencies cited. On February 13, 1997, Republic National Bank formally notified Los Caballeros that it has been declared in default under their mortgage as a consequence of the property's default under the regulatory agreement. Additionally, Los Caballeros is in default under the three Housing Assistance Payments contracts.

                  These problems raise substantial doubt about Los Cabelleros' ability to continue as a going concern. The auditors for Los Caballeros modified their report for the 1996 and 1995 Fiscal Years due to the uncertainty of the ability of Los Caballeros to continue in existence. Management of Los Caballeros is currently seeking to refinance the original mortgage with a non-subsidy mortgage. An allowance provision for impairment of fixed assets has been recognized in Los Caballeros' 1996 financial statements in the amount of $789,102. This amount represents revaluation of the fixed assets to the mortgage debt amount.

                  The formal default notification received on February 13, 1997 from Republic National Bank, as well as the loss of the Housing Assistance Payment contracts, raises a substantial doubt about the entity's ability to continue as a going concern.

                  An allowance provision for impairment of fixed assets has been recognized in Los Caballeros' 1996 financial statement. Beyond this provision, the financial statements of Los Caballeros do not include any additional adjustments that could be necessary in the event Los Caballeros is unable to continue as a going concern. The Partnership's investment in Los Caballeros was reduced to zero by current and prior years' losses and $539,000 at February 28, 1997 and February 29, 1996, respectively, and the minority interest balance was zero at each date. Los Caballeros net loss after minority interest amounted to approximately $916,000, $157,000 and $99,000 for the 1996, 1995 and 1994 Fiscal
Years, respectively.

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1997

NOTE 11 -     Commitments and Contingencies (Continued)


                  Chickasha
                  ---------

                  Rolling Meadows of Chickasha ("Chickasha"), a subsidiary partnership, had previously filed a petition under Chapter 11 of the Bankruptcy Code ("Chapter 11") which had been dismissed. HUD notified Chickasha that it intended to commence foreclosure proceedings. Chickasha was in default and under HUD control as a mortgagee in possession. On August 15, 1996, the Partnership's Local Partnership Interest in Chickasha was sold to a third party for $75,000.

              b)  Purchase Money Notes

                  As part of the purchase price of its investment in the Local Partnerships, the Partnership issued approximately $61,029,000 of Purchase Money Notes. As of the end of the 1996 Fiscal Year, unpaid accrued interest on the Purchase Money Notes amounted to approximately $64,900,000. The principal of and all accrued interest on the Purchase Money Notes is due at maturity, which will occur during the period July 1998 to December 1999. On June 3, 1996 and September 17, 1996, the properties and the related assets and liabilities owned by two subsidiary partnerships were sold to third parties, and on August 15, 1996 the Partnership's Local Partnership Interest in another subsidiary partnership was also sold to a third party. A portion of the net proceeds were used to settle the associated purchase money notes and accrued interest thereon (see Note 10). The Partnership may elect, upon the payment of an extension fee of 1 1/2% per annum of the outstanding principal amount, to extend the term of the Purchase Money Notes for up to five additional years (see Note 7). Management is working with the selling partners to restructure and/or refinance the notes. The sellers recourse, in the event of non-payment, would be to foreclose on the Partnership's interests in the respective Local Partnerships.

              c)  Certificate of Deposit

                  The Partnership has a certificate of deposit in the amount of $71,986 at February 28, 1997 to secure an overdraft in Town and Country's bank account. The amount of the overdraft was approximately $36,000 at December 31, 1996.

              d)  Other Restricted Cash

                  In addition, the Partnership and/or its subsidiary partnerships may from time to time use a portion of their cash or property to secure operating credit lines. As of February 28, 1997, $130,000 of the Partnership's funds have been so pledged to secure operating credit lines at seven subsidiary partnerships.

              e)  Guarantees

                  The Partnership has guaranteed approximately $77,000 of advances to certain subsidiary partnerships from their general partners and affiliates.

              f)  Legal Proceedings

                  The Partnership is a Plaintiff in the Oklahoma County District Court in Oklahoma against Jerry L. Womack and Womack Property Management, Inc., an Oklahoma corporation. In this action entitled Shearson + Related Housing Properties Limited Partnership and Shearson/Related Housing Associates Limited Partnership v. Jerry L. Womack and Womack Property Management, Inc., the Partnership seeks judgment for damages caused by

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1997

NOTE 11 -     Commitments and Contingencies (Continued)


the individual defendant's resignation as general partner of Chickasha, of which the Partnership is a limited partner, and by the corporate defendant's mismanagement of the apartment project owned by Chickasha. The individual defendant has counterclaimed against the Plaintiffs, alleging that they breached an agreement to advance funds to Chickasha sufficient to pay operating losses on the property, thereby damaging such defendant in an amount exceeding $10,000. The corporate defendant has counterclaimed against the Plaintiffs for unpaid management fees and expenses approximating $6,000. Both counterclaims seek costs and attorneys' fees.

              Discovery is continuing in the action. The Plaintiffs are responding vigorously to the counterclaims and intend to continue doing so. While it is impossible to predict with certainty, counsel believes the counterclaims have no substantial merit and that an outcome unfavorable to the Partnership is unlikely.

              The U.S. Department of Housing and Urban Development ("HUD"), the holder of the mortgage on the Project, notified Chickasha that such mortgage was in default and that HUD intended to commence foreclosure proceedings. On August 15, 1996, the Partnership's limited partnership interest in Chickasha was sold to a third party for $75,000 (see Note 10 to the financial statements).

              g)  Uninsured Cash and Cash Equivalents

                  The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. As of February 28, 1997, uninsured cash and cash equivalents and mortgage escrow deposits approximated $3,162,000.

              h)  Sale of Subsidiary Partnership

                  The general partners of one subsidiary partnership, Westgate Associates, Limited ("Westgate"), have signed an option agreement to sell the project to the Vermont Housing Finance Agency, subject to HUD approval and other contingencies, on or before December 31, 1998. The Partnership's investment in Westgate was approximately $808,000 at February 28, 1997. Westgate's assets constituted approximately 2% of the consolidated total assets at February 28, 1997.

                  On March 14, 1996, South Munjoy Associates, Limited entered into a purchase and sale of real estate agreement with Mainland Development Company of Portland, Maine to sell the project for a sales price of approximately $3,000,000, subject to HUD approval and other contingencies. The net proceeds will be used to satisfy the existing mortgage debt of approximately $800,000. The balance of the proceeds will be used to settle the Purchase Money Notes and accrued interest with the balance, if any, available for general partnership purposes. The Partnership's investment in South Munjoy was approximately $2,405,000 at February 28, 1997. South Munjoy's assets constituted approximately 3% of the consolidated total assets at February 28, 1997.

              i)  Other

                  The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 20% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving Government Assistance, for example the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners equity contribution. The

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1997


NOTE 11 -     Commitments and Contingencies (Continued)



Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

NOTE 12 -     Subsequent Events

               In March 1997, a distribution of approximately $1,100,000 and $11,000 which was accrued at February 28, 1997 was paid to the limited partners and General Partners, respectively, from net proceeds from the sale of underlying properties.

On April 25, 1997, the Partnership's Local Partnership Interest in Los Caballeros was sold to the general partners of Los Caballeros for $100,000, resulting in a gain in the amount of approximately $500,000. No proceeds were used to settle the associated Purchase Money Note and accrued interest which had a total outstanding balance of $3,187,950, resulting in forgiveness of indebtedness income. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $5,000,000.

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

Government Assisted Properties, Inc.
------------------------------------

              Government Assisted Properties, Inc. (the "Assisted General Partner") was incorporated in Delaware on April 15, 1983. As described below, several of the officers and directors of the Assisted General Partner have had significant experience in the real estate business. Two of the officers of the Assisted General Partner served on the Investment Committee of the Partnership, which was responsible for the acquisition of Local Partnership Interests. In addition, the Assisted General Partner reviews the operations, budgets and financial results of the Partnership and Local Partnerships on an ongoing basis. The Assisted General Partner and/or its affiliates, through participation in the Investment Committee or otherwise, will provide consultation and advice with respect to proposed sales or refinancings of the Partnership's investments in appropriate circumstances. The Assisted General Partner also assists in the preparation of, and reviews and comments upon, all filings required to be made by the Partnership with the Securities and Exchange Commission, HUD, the Internal Revenue Service and any other federal or state government body, and reports to investors.

              The director and officers of the Assisted General Partner are as follows:

              PAUL L. ABBOTT, 51, is a Managing Director of Lehman Brothers and President of the Assisted General Partner. Mr. Abbott joined Lehman Brothers in August 1988, and is responsible for the investment management of residential, commercial and retail real estate. Prior to joining Lehman, Mr. Abbott was a real estate consultant and senior officer of a privately held company specializing in the syndication of private real estate limited partnerships. From 1974 through 1983, Mr. Abbott was an officer of two life insurance companies and a director of an insurance agency subsidiary. Mr. Abbott received his formal education in the undergraduate and graduate schools of Washington University of St. Louis.

              DONALD E. PETROW, 40, is a First Vice President of Lehman Brothers and Vice President of the Assisted General Partner. From March 1989, he has been responsible for the investment management of various investment portfolios, including but not limited to, federal insured mortgages, residential real estate, broadcasting and energy. From November 1981 to February 1989, Mr. Petrow, as a Vice President of Lehman, was involved in investment banking activities relating to partnership finance and acquisition. Prior to joining Lehman, Mr. Petrow was employed in accounting and equipment leasing firms. Mr. Petrows holds a B.S. Degree in accounting from Saint Peters College and an M.B.A. in Finance from Pace University.

Related Housing Programs Corporation
------------------------------------

              The Related Housing Programs Corporation (the "Related General Partner") was incorporated in Delaware on July 2, 1982. The directors and executive officers of the Related General Partner are as follows:

              STEPHEN M. ROSS, 57, is a Director of the Related General Partner. Mr. Ross is also President, Director and shareholder of The Related Realty Group, Inc., the general partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments.

              J. MICHAEL FRIED, 53, is President and a Director of the Related General Partner. Mr. Fried is the sole shareholder of one of the general partners of Related Capital Company ("Capital"), a real estate finance and acquisition affiliate of Related. In that capacity, he is responsible for all of Capital's syndication, finance, acquisition and investor reporting activities. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Capital in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a Master of Science degree in Psychology; and from Michigan State University with a Bachelor of Arts degree in History.

              ALAN P. HIRMES, 42, is a Vice President of the Related General Partner. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Related in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

              STUART J. BOESKY, 40, is a Vice President of the Related General Partner. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984, Mr. Boesky practiced law with the Boston law firm of Kaye Fialkow Richard & Rothstein, and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law.

              RICHARD A. PALERMO, 36, is Treasurer of the Related General Partner. Mr. Palermo has been a Certified Public Accountant in New York since 1985. Prior to joining Related in September 1993, Mr. Palermo was employed by Sterling Grace Capital Management from October 1990 to September 1993, Integrated Resources, Inc. from October 1988 to October 1990 and E.F. Hutton & Company, Inc. from June 1986 to October 1988. From October 1982 to June 1986, Mr. Palermo was employed by Marks Shron & Company and Mann Judd Landau, certified public accountants. Mr. Palermo graduated from Adelphi University with a Bachelor of Business Administration Degree.

              LYNN A. McMAHON, 41, is Secretary of the Related General Partner. Since 1983, she has served as Assistant to the President of Capital. From 1978 to 1983 she was employed at Sony Corporation of America in the Government Relations Department.

              SUSAN J. McGUIRE, 50, is Assistant Secretary of the Related General Partner. Ms. McGuire graduated from William Cullen Bryant High School in Woodside, New York, and attended Queensboro Community College. Since January 1977, she has served as Assistant to the President and Office Manager at Capital. From May 1973 to January 1977, she was employed as an administrative assistant with Condren, Walker & Co., Inc., an investment banking firm in New York City.

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

              At February 28, 1997, security ownership by the General Partners and their affiliates is as follows:


                              Name and Address of                  Amount of               Percentage
Title of Class                Beneficial Ownership             Beneficial Ownership         of Class
--------------                --------------------             --------------------        ----------
General Partnership           Government Assisted
Interest in the Partnership   Properties, Inc.                       $   1                    25%
                              c/o Lehman Brothers
                              3 World Financial Center
                              New York, NY  10285

                              Related Housing Programs
                              Corporation                                1                    25%
                              625 Madison Avenue
                              New York, NY  10022

                              Cambridge/Related Housing
                              Associates Limited Partnership           998                    50%
                              625 Madison Avenue
                              New York, NY  10022

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

              Affiliates of the Related General Partner earned approximately $330,000 in management fees during the 1996 Fiscal Year for providing property management services to nine of the Local Partnerships.

              In accordance with the partnership agreements, Cambridge Related Associates was named as the general partner of the following six Local
Partnerships: New Jersey, Ziegler Boulevard, Eastwyck III, Country, Northbrook III and Roper Mountain.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                                                     Sequential
                                                                                                        Page
                                                                                                     ----------
(a) 1.        Financial Statements
              --------------------

              Independent Auditors' Report                                                               24

              Consolidated Balance Sheets at February 28, 1997 and February 29, 1996                    138

              Consolidated Statements of Operations for the years ended February                        139
              28, 1997, February 29, 1996 and February 28, 1995

              Consolidated Statements of Partners' Deficit for the years ended                          140
              February 28, 1997, February 29, 1996 and February 28, 1995

              Consolidated Statements of Cash Flows for the years ended February                        141
              28, 1997, February 29, 1996 and February 28, 1995

              Notes to Consolidated Financial Statements                                                143


(a) 2.        Financial Statement Schedules
              -----------------------------

              Independent Auditors' Report                                                              163

              Schedule I - Condensed Financial Information of Registrant                                164

              Schedule III - Real Estate and Accumulated Depreciation                                   167

              All other schedules have been omitted because the required information is included in the financial statements and notes thereto or they are not applicable or not required.


(a) 3.        Exhibits
              --------

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

(21)          The Local Partnerships set forth in Item 2 may be considered subsidiaries of the Registrant

(27)          Financial Data Schedule (filed herewith)                                                  169


(b)           Reports on Form 8-K
              -------------------

              None

                                   SIGNATURES
                                   ----------



              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                     --------------------------------------
                               LIMITED PARTNERSHIP
                               -------------------



                                       By: GOVERNMENT ASSISTED PROPERTIES, INC.,
                                           a general partner

Date:  June 12, 1997

                                           By:  /s/ Paul L. Abbott
                                                ------------------
                                                Paul L. Abbott
                                                President


                                       and


                                       By:    RELATED HOUSING PROGRAMS
                                              CORPORATION,
                                              a general partner

Date:  June 12, 1997

                                              By: /s/ J. Michael Fried
                                                  --------------------
                                                  J. Michael Fried
                                                  President and Director

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf by the registrant and in the capacities and on the dates indicated:


    Signature                             Title                         Date
----------------------  ------------------------------------------  ------------

/s/ J. Michael Fried    President  and Chief Executive Officer
----------------------  (principal executive officer) and Director
J. Michael Fried        of Related  Housing Programs Corporation   June 12, 1997


/s/ Alan P. Hirmes      Vice President (principal financial
----------------------  officer) of Related Housing Programs
Alan P. Hirmes          Corporation                                June 12, 1997


/s/ Richard A. Palermo  Treasurer (principal accounting
----------------------  officer) of Related Housing Programs
Richard A. Palermo      Corporation                                June 12, 1997


/s/ Stephen M. Ross
----------------------  Director of Related Housing
Stephen M. Ross         Programs Corporation                       June 12, 1997


/s/ Paul L. Abbott      President and Chief Executive Officer and
----------------------  Chief Financial Officer of Government
Paul L. Abbott          Assisted Properties, Inc.                  June 12, 1997

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


To the Partners of
Cambridge + Related Housing Properties Limited Partnership and Subsidiaries


          In connection with our audits of the consolidated financial statements of Cambridge + Related Housing Properties Limited Partnership and Subsidiaries included in this Form 10-K as presented in our opinion dated May 30, 1997 on page 24, and based on the reports of other auditors, we have also audited supporting Schedules I and III for the 1996, 1995 and 1994 Fiscal Years. In our opinion, and based on the reports of other auditors (certain of which were modified due to the uncertainty of these subsidiary partnerships' abilities to continue in existence), these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

          As discussed in Note 11(a), four of the subsidiary partnerships are in default of their mortgage agreements. This raises substantial doubt about these subsidiary partnerships' abilities to continue as going concerns. The auditors of two (1996 Fiscal Year), three (1995 Fiscal Year), and two (1994 Fiscal Year) of these subsidiary partnerships have modified their reports, due to the uncertainty of the ability of the subsidiary partnerships to continue in existence. Management's plans regarding these matters are also discussed in Note 11(a). The financial statements for two (1996 Fiscal Year) and one (1995 and 1994 Fiscal Years) of these subsidiary partnerships were not audited. Such subsidiary partnerships' losses constituted 2%, 13% and 10% of the Partnership's net loss during the 1996, 1995 and 1994 Fiscal Years and assets constituted 5% and 8% of the Partnership's total assets at February 28, 1997 and February 29, 1996, respectively. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

          As discussed in Note 7, the principal of and all accrued interest on the purchase money notes are due at maturity, which will occur, during 1998 to 1999. The Partnership expects that upon maturity it will be required to refinance or sell its investments in the subsidiary partnerships in order to pay the purchase money notes and related interest obligations. It is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances of the purchase money notes and accrued interest thereon. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TRIEN, ROSENBERG, ROSENBERG, WEINBERG, CIULLO & FAZZARI, L.L.P.

New York, New York
May 30, 1997

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT


              Summarized condensed financial information of registrant (not including consolidated subsidiary partnerships)



                            CONDENSED BALANCE SHEETS


                                     ASSETS

                                                    February 28,    February 29,
                                                        1997            1996*
                                                    -----------     -----------

Cash and cash equivalents                           $ 2,120,859     $    53,218
Certificates of deposit                                 201,986         255,000
Investment in subsidiary partnerships                41,362,927      46,741,239
Other assets                                            175,538          93,217
                                                    -----------     -----------

   Total assets                                     $43,861,310     $47,142,674
                                                    ===========     ===========


                        LIABILITIES AND PARTNERS' DEFICIT

Purchase money notes payable                        $56,929,115     $61,029,115
Due to general partner and affiliates                   791,514       1,953,071
Due to selling partners                              63,442,985      62,453,367
Other liabilities                                        17,601          17,666
Distribution payable                                  1,111,554               0
                                                    -----------     -----------
   Total liabilities                                122,292,769     125,453,219


Partners' deficit                                   (78,431,459)    (78,310,545)
                                                    -----------     -----------

Total liabilities and partners' deficit             $43,861,370     $47,142,674
                                                    ===========     ===========


              Investments in subsidiary partnerships are recorded in accordance with the equity method of accounting, wherein the investments are not reduced below zero. Accordingly, partners' deficit on the consolidated balance sheet will differ from partners' deficit shown above.


*Restated for comparative purposes to reflect investments in certain subsidiary partnerships at zero.

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                       CONDENSED STATEMENTS OF OPERATIONS


                                                                            Year Ended
                                                            -----------------------------------------
                                                            February 28,   February 29,   February 28,
                                                               1997           1996*           1995*
                                                            -----------    -----------    -----------
Revenues

   Other                                                    $    66,982    $    15,254    $    16,994
                                                            -----------    -----------    -----------

                                                                 66,982         15,254         16,994
                                                            -----------    -----------    -----------

Expenses

   Administrative and management                                195,043        180,897        242,532
   Administrative and management-related parties              1,174,772        274,059        286,294
   Financial, principally interest                            5,286,095      5,492,620      5,492,620
                                                            -----------    -----------    -----------

                                                              6,655,910      5,947,576      6,021,446
                                                            -----------    -----------    -----------

                                                             (6,588,928)    (5,932,322)    (6,004,452)

   Forgiveness of indebtness income                           3,207,855              0              0
   Equity in income (loss) of subsidiary partnerships (a)     4,371,713     (1,763,546)    (2,249,359)
                                                            -----------    -----------    -----------

Net income (loss)                                           $   990,640    $(7,695,868)   $(8,253,811)
                                                            ===========    ===========    ===========


(a) Includes suspended prior year losses in excess of investment in accordance with equity method of accounting amounting to ($2,097,399).


*Restated for comparative purposes to reflect investments in certain subsidiary partnerships at zero.

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                        Year Ended
                                                        -----------------------------------------
                                                        February 28,   February 29,   February 28,
                                                           1997           1996*          1995*
                                                        -----------    -----------    -----------
Cash flows from operating activities:

Net income (loss)                                       $   990,640    $(7,695,868)   $(8,253,811)
                                                        -----------    -----------    -----------

Adjustments to reconcile net loss to net cash
   (used in) operating activities:

   Forgiveness of indebtedness income                    (3,207,855)             0              0

   (Increase) decrease in assets

   Decrease in certificates of deposit                       53,014              0              0
   Equity in (income) loss of subsidiary partnerships    (4,371,713)     1,763,546      2,249,359
   (Increase) decrease in other assets                      (82,321)       (39,226)        23,906

   Increase (decrease) in liabilities

   Due to general partners and affiliates                (1,254,385)        59,593        (28,867)
   Due to selling partners                                5,286,095      5,492,620      5,492,620
   Other liabilities                                            (65)          (677)             2
                                                        -----------    -----------    -----------

   Total adjustments                                     (3,577,230)     7,275,856      7,737,020
                                                        -----------    -----------    -----------

   Net cash (used in) operating activities               (2,586,590)      (420,012)      (516,791)
                                                        -----------    -----------    -----------

Net cash provided by investing activities:

   Distributions from subsidiaries                        9,750,025        874,592        397,512
                                                        -----------    -----------    -----------

Net cash (used in) financing activities:

   Principal payments of purchase money notes            (3,300,000)             0              0
   Payments to selling partners                          (1,795,794)      (487,932)      (252,670)
                                                        -----------    -----------    -----------
                                                         (5,095,794)      (487,932)      (252,670)
                                                        -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents      2,067,641        (33,352)      (371,949)

Cash and cash equivalents, beginning of year                 53,218         86,570        458,519
                                                        -----------    -----------    -----------

Cash and cash equivalents, end of year                  $ 2,120,859    $    53,218    $    86,570
                                                        ===========    ===========    ===========


*Restated for comparative purposes to reflect investments in certain subsidiary partnerships at zero.

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                FEBRUARY 28, 1997



                                                                 Initial Cost to Partnership   Cost Capitalized
                                                                 ---------------------------     Subsequent to
                                                                                Buildings and    Acquisition:
Subsidiary Partnership's Residential Property     Encumbrances       Land       Improvements     Improvements
---------------------------------------------     ------------   ------------   ------------     ------------

 (9)   Bay Village Company                        $  4,449,246   $    333,604   $  6,053,390     $    600,195
(12)   Bethany Glen Associates                       2,429,399        341,004      3,025,540          403,793
(11)   Grandview-Blue Ridge Manor, Limited           1,463,289        128,604      2,011,867           25,279
 (4)   Buena Vista Manor Apts. Ltd.                  3,215,509        258,604      4,355,907          578,551
 (7)   Canton Commons Apartments                     9,460,525        683,605     11,875,258          210,342
(18)   Cedar Hill Apartments, Ltd.                   1,001,471         67,419      1,337,361           51,892
(10)   Breckenridge-Chaparral Apartments II, Ltd.    1,473,143        123,604      2,010,522          117,442
(18)   Char-mur Apartments                             826,994         55,048      1,080,372           41,634
 (7)   Clinton Plaza Apartments L. P.                3,022,730        238,604      4,443,787          131,687
 (7)   Clinton Plaza Apartments #2 L. P.             3,696,548        288,604      5,293,492          177,190
(18)   Crossett Apartments, Ltd.                       931,031         61,840      1,176,962           77,821
 (8)   Cudahy Gardens, Ltd.                          2,319,863        168,604      3,092,733          109,710
(10)   El Paso-Gateway East, Ltd.                    1,815,159        158,604      2,422,623          328,567
 (7)   Golf Manor Apartments, Ltd.                   2,018,524        183,605      3,060,084          113,674
 (7)   Grosvenor South Apartments L. P.              2,794,618        233,604      4,341,549           45,670
 (7)   Grosvenor South Apartments #2 L. P.             868,349         81,104      1,460,463           65,123
 (3)   Oakland-Keller Plaza                                  0        358,605      5,742,056       (6,100,661)
(16)   Lafayette Square Apartment's Ltd.             3,280,821        348,604      4,116,308          300,165
 (8)   San Diego-Logan Square Gardens Co.            4,008,613        308,604      5,005,103          538,226
 (6)   Los Caballeros Apartments                     3,120,591        223,604      4,124,963         (778,254)
 (3)   South Munjoy Associates Ltd.                  2,275,505        208,604      3,456,920          577,013
(13)   Country, Ltd.                                 2,902,400        210,827      3,807,680           16,147
(13)   Northbrook III, Ltd.                          1,369,365        131,383      2,305,900           17,754
(10)   Forth Worth-Northwood Apartments, Ltd.        1,611,461        118,604      2,226,552          264,151
(10)   Corpus Christi-Oso Bay Apartments, Ltd.       1,900,921        158,604      2,501,173          204,305
 (8)   Pacific Palms, Ltd.                           3,768,653        233,604      4,819,956          535,800
(14)   Zeigler Blvd., Ltd.                           2,878,586        218,605      3,945,003          121,652
(14)   Parktowne, Ltd.                               2,529,161        176,605      3,273,501           97,226
 (8)   Riverside Gardens, Ltd.                       4,298,211        308,604      5,357,903          589,217
 (5)   Rolling Meadows Apts., Ltd.                   3,420,658        258,604      4,418,421          533,683
 (5)   Ardmore-Rolling Meadows of Ardmore, Ltd.      1,711,707        138,604      2,320,412          206,089
 (5)   Rolling Meadows of Chickasha, Limited                 0        128,604      2,298,164       (2,426,768)
(15)   Roper Mountain Apartments                             0        258,605      4,925,617       (5,184,222)
 (7)   Rosewood Manor Apartments                     4,179,870        508,604      5,328,672           56,606
(14)   New Jersey, Ltd.                              2,417,117        178,605      3,214,241          112,737
(10)   Stephenville-Tarleton Arms                    2,200,049        238,604      2,832,970          167,489
 (5)   Oklahoma City-Town & Country Village          6,369,797        408,604      7,307,195       (4,253,696)
(17)   Caddo Parish-Villas South, Ltd.               5,168,558        298,604      6,019,236          183,248
(14)   Eastwyck III, Ltd.                            1,225,777        108,605      1,790,877            8,226
 (7)   Warren Manor Apts., Ltd.-Property A and B     7,254,232        758,604     10,506,325          337,217
 (7)   Warren Woods Apartments, Ltd.                 3,228,256        308,605      4,697,009           98,940
 (1)   Westgate Associates Ltd.                      2,041,997        183,604      2,824,512          147,054
(14)   Westwood Apartments Company, Limited          3,341,559        233,605      4,168,757           37,126
 (2)   Wingate Associates Ltd.                       2,238,240        198,604      2,968,529          263,308
                                                     ---------        -------      ---------          -------

                                                  $120,528,503   $ 10,619,983   $173,345,865     $(10,251,652)
                                                  ============   ============   ============     ============


[RESTUBBED TABLE]

                                                       Gross Amount at which Carried At Close of Period
                                                       ------------------------------------------------
                                                                         Buildings and                      Accumulated
Subsidiary Partnership's Residential Property             Land           Improvements          Total        Depreciation
---------------------------------------------          ------------      ------------      ------------     ------------

 (9)   Bay Village Company                             $    334,015      $  6,653,174      $  6,987,189     $  3,064,323
(12)   Bethany Glen Associates                              341,415         3,428,922         3,770,337        2,107,396
(11)   Grandview-Blue Ridge Manor, Limited                  129,015         2,036,735         2,165,750          967,119
 (4)   Buena Vista Manor Apts. Ltd.                         294,581         4,898,481         5,193,062        3,080,320
 (7)   Canton Commons Apartments                            684,016        12,085,189        12,769,205        6,537,194
(18)   Cedar Hill Apartments, Ltd.                           69,380         1,387,292         1,456,672(e)       492,321
(10)   Breckenridge-Chaparral Apartments II, Ltd.           124,015         2,127,553         2,251,568          946,089
(18)   Char-mur Apartments                                   57,009         1,120,045         1,177,054          399,376
 (7)   Clinton Plaza Apartments L. P.                       239,016         4,575,062         4,814,078        2,069,139
 (7)   Clinton Plaza Apartments #2 L. P.                    289,016         5,470,270         5,759,286        2,463,629
(18)   Crossett Apartments, Ltd.                             63,801         1,252,822         1,316,623          518,584
 (8)   Cudahy Gardens, Ltd.                                 169,016         3,202,031         3,371,047        1,482,010
(10)   El Paso-Gateway East, Ltd.                           164,656         2,745,138         2,909,794        1,188,452
 (7)   Golf Manor Apartments, Ltd.                          184,016         3,173,347         3,357,363        1,728,746
 (7)   Grosvenor South Apartments L. P.                     234,016         4,386,807         4,620,823        2,005,706
 (7)   Grosvenor South Apartments #2 L. P.                   81,516         1,525,174         1,606,690          672,519
 (3)   Oakland-Keller Plaza                                       0                 0                 0                0
(16)   Lafayette Square Apartment's Ltd.                    349,015         4,416,062         4,765,077        1,976,209
 (8)   San Diego-Logan Square Gardens Co.                   309,015         5,542,918         5,851,933        2,466,952
 (6)   Los Caballeros Apartments                            224,016         3,346,297         3,570,313        1,878,882
 (3)   South Munjoy Associates Ltd.                         209,015         4,033,522         4,242,537        1,231,174
(13)   Country, Ltd.                                        211,238         3,823,416         4,034,654        1,717,169
(13)   Northbrook III, Ltd.                                 131,794         2,323,243         2,455,037        1,041,361
(10)   Forth Worth-Northwood Apartments, Ltd.               119,015         2,490,292         2,609,307        1,083,913
(10)   Corpus Christi-Oso Bay Apartments, Ltd.              159,015         2,705,067         2,864,082        1,193,412
 (8)   Pacific Palms, Ltd.                                  234,015         5,355,345         5,589,360        3,456,518
(14)   Zeigler Blvd., Ltd.                                  219,016         4,066,244         4,285,260        1,779,932
(14)   Parktowne, Ltd.                                      177,016         3,370,316         3,547,332        1,493,268
 (8)   Riverside Gardens, Ltd.                              309,016         5,946,708         6,255,724        2,753,871
 (5)   Rolling Meadows Apts., Ltd.                          259,015         4,951,693         5,210,708        2,604,181
 (5)   Ardmore-Rolling Meadows of Ardmore, Ltd.             118,015         2,547,090         2,665,105        1,194,310
 (5)   Rolling Meadows of Chickasha, Limited                      0                 0                 0                0
(15)   Roper Mountain Apartments                                  0                 0                 0                0
 (7)   Rosewood Manor Apartments                            509,016         5,384,866         5,893,882        2,454,054
(14)   New Jersey, Ltd.                                     179,016         3,326,567         3,505,583        1,450,416
(10)   Stephenville-Tarleton Arms                           239,015         3,000,048         3,239,063        1,347,410
 (5)   Oklahoma City-Town & Country Village                 100,000         3,362,103         3,462,103        3,362,103
(17)   Caddo Parish-Villas South, Ltd.                      299,015         6,202,073         6,501,088        2,806,054
(14)   Eastwyck III, Ltd.                                   109,016         1,798,692         1,907,708          808,341
 (7)   Warren Manor Apts., Ltd.-Property A and B            759,015        10,843,131        11,602,146        5,826,568
 (7)   Warren Woods Apartments, Ltd.                        309,016         4,795,538         5,104,554        2,610,622
 (1)   Westgate Associates Ltd.                             184,015         2,971,155         3,155,170          991,151
(14)   Westwood Apartments Company, Limited                 234,016         4,205,472         4,439,488        1,883,419
 (2)   Wingate Associates Ltd.                              199,016         3,231,425         3,430,441        1,049,464
                                                       ------------      ------------      ------------     ------------
                                                       $  9,606,871      $164,107,325      $173,714,196     $ 80,183,677
                                                       ============      ============      ============     ============

[RESTUBBED TABLE]
                                                                            Life on which
                                                                            Depreciation in
                                                                            Latest Income
                                                       Year of      Date    Statement is
Subsidiary Partnership's Residential Property       Construction  Acquired  Computed(c)(d)
---------------------------------------------       ------------  --------  --------------

 (9)   Bay Village Company                               (c)       10/83         15-30
(12)   Bethany Glen Associates                           (c)       10/83         10-30
(11)   Grandview-Blue Ridge Manor, Limited               (c)       9/83             30
 (4)   Buena Vista Manor Apts. Ltd.                      (c)       11/8          20-30
 (7)   Canton Commons Apartments                         (c)       8/83             25
(18)   Cedar Hill Apartments, Ltd.                       (c)       12/84         20-35
(10)   Breckenridge-Chaparral Apartments II, Ltd.        (c)       9/83             30
(18)   Char-mur Apartments                               (c)       12/84         10-35
 (7)   Clinton Plaza Apartments L. P.                    (c)       8/83             30
 (7)   Clinton Plaza Apartments #2 L. P.                 (c)       8/83             30
(18)   Crossett Apartments, Ltd.                         (c)       12/84            30
 (8)   Cudahy Gardens, Ltd.                              (c)       9/83           5-30
(10)   El Paso-Gateway East, Ltd.                        (c)       9/83             30
 (7)   Golf Manor Apartments, Ltd.                       (c)       8/83             25
 (7)   Grosvenor South Apartments L. P.                  (c)       8/83             30
 (7)   Grosvenor South Apartments #2 L. P.               (c)       8/83             30
 (3)   Oakland-Keller Plaza                              (c)       9/83          15-30
(16)   Lafayette Square Apartment's Ltd.                 (c)       9/83             30
 (8)   San Diego-Logan Square Gardens Co.                (c)       9/83          15-30
 (6)   Los Caballeros Apartments                         (c)       9/83             30
 (3)   South Munjoy Associates Ltd.                      (c)       11/83         30-40
(13)   Country, Ltd.                                     (c)       8/83             21
(13)   Northbrook III, Ltd.                              (c)       8/83             25
(10)   Forth Worth-Northwood Apartments, Ltd.            (c)       9/83          10-30
(10)   Corpus Christi-Oso Bay Apartments, Ltd.           (c)       9/83          15-30
 (8)   Pacific Palms, Ltd.                               (c)       9/83           9-30
(14)   Zeigler Blvd., Ltd.                               (c)       8/83             40
(14)   Parktowne, Ltd.                                   (c)       8/83          15-30
 (8)   Riverside Gardens, Ltd.                           (c)       9/83          15-30
 (5)   Rolling Meadows Apts., Ltd.                       (c)       11/83            27
 (5)   Ardmore-Rolling Meadows of Ardmore, Ltd.          (c)       9/83          10-30
 (5)   Rolling Meadows of Chickasha, Limited             (c)       11/83            27
(15)   Roper Mountain Apartments                         (c)       8/83             25
 (7)   Rosewood Manor Apartments                         (c)       9/83             30
(14)   New Jersey, Ltd.                                  (c)       8/83             40
(10)   Stephenville-Tarleton Arms                        (c)       9/83          15-40
 (5)   Oklahoma City-Town & Country Village              (c)       9/83          10-30
(17)   Caddo Parish-Villas South, Ltd.                   (c)       9/83          15-30
(14)   Eastwyck III, Ltd.                                (c)       8/83             40
 (7)   Warren Manor Apts., Ltd.-Property A and B         (c)       8/83             25
 (7)   Warren Woods Apartments, Ltd.                     (c)       8/83             25
 (1)   Westgate Associates Ltd.                          (c)       11/83            40
(14)   Westwood Apartments Company, Limited              (c)       8/83             30
 (2)   Wingate Associates Ltd.                           (c)       11/83         30-40

[END RESTUBBED TABLE]

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
             Partnership Property Pledged as Collateral (Continued)
                                FEBRUARY 28, 1997


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
(10) Texas, (11) Missouri, (12) Arizona, (13) Mississippi, (14) Alabama, (15) South Carolina, (16) New Mexico, (17) Louisiana, (18) Arkansas

                                                  Cost of Property and Equipment                   Accumulated Depreciation
                                          --------------------------------------------    ------------------------------------------

                                                                                  Year Ended
                                          ------------------------------------------------------------------------------------------
                                          February 28,    February 29,    February 28,    February 28,   February 29,   February 28,
                                              1997            1996            1995           1997           1996           1995
                                          ------------    ------------    ------------    -----------    -----------    -----------
Balance at beginning of period            $192,104,269    $190,857,683    $189,670,409    $80,440,482    $73,883,906    $67,475,229
Additions during period:
  Improvements                               1,100,741       1,393,790       1,270,157
  Depreciation expense                       6,475,294       6,618,370       6,490,980
Reductions during period:
  Dispositions                              19,490,814         147,204          82,883      6,732,099         61,794         82,303
                                          ------------    ------------    ------------    -----------    -----------    -----------

Balance at end of period                  $173,714,196    $192,104,269    $190,857,683    $80,183,677    $80,440,482    $73,883,906
                                          ============    ============    ============    ===========    ===========    ===========

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