Form 10-K/A
period 1997-02-28
CAMBRIDGE RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
filed 1997-07-11
CIK 718915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-1
(Mark One)

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

              The Purchase Money Notes, which provide for simple interest at the rate of 9% per annum through maturity, which will occur during the period July 1998 to December 1999, will not be in default during the basic term (generally fifteen years) if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding subsidiary partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. Any interest not paid currently accrues, without further interest thereon, through the due date of the note. All accrued and unpaid interest must be paid on the due date of the note, unless the Partnership exercises an extension right. Continued accrual of such interest without payment would impact the effective rate of the notes, specifically by reducing the current effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the notes. Unpaid interest of $63,426,985 and $62,437,367 at February 28, 1997 and February 29, 1996, respectively, has been accrued and is included in the caption due to selling partners. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds from the sale or refinancing of the Apartment Complex, or in some cases the Local Partnership Interest to which the Purchase Money Note relates.

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


          During the fiscal year ended February 28, 1997, cash and cash equivalents of the Partnership and its 44 consolidated Local Partnerships (including the activity through the dates of sale for the three Local Partnerships above) increased approximately $1,704,260. This increase was primarily due to cash flow from operations ($2,054,000) and proceeds from sale of properties ($13,535,000), which exceeded principal payments of mortgage notes and purchase money notes payable ($10,450,000), increase in mortgage escrow deposits ($301,000), payments of interest on purchase money notes ($1,796,000), costs paid relating to sale of properties (249,000) and aquisitions of property and equipment ($1,128,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is gain on sale of properties ($7,281,000), forgiveness of indebtedness income ($5,069,000), depreciation ($6,475,000) and a provision for impairment of assets ($5,166,000).

          Nonrecourse Purchase Money Notes in the original amount of $61,029,115 were issued to the selling partners of the subsidiary partnerships as part of the purchase price, and are secured only by the Partnership's interest in the subsidiary partnership to which the note relates. On June 3, 1996 and September 17, 1996, the properties and the related assets and liabilities owned by two subsidiary partnerships were sold to third parties and on August 15, 1996 and on April 25, 1997 the Partnership's Local Partnership Interest in two other Local Partnerships were sold to a third party and the Local Partnership's general partners, respectively. A portion of the net proceeds were used to settle the associated purchase money notes and accrued interest thereon (see below).


          The Purchase Money Notes, which provide for simple interest at the rate of 9% per annum through maturity, which will occur during the period July 1998 to December 1999, will not be in default during the basic term (generally fifteen years) if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding subsidiary partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. Any interest not paid currently accrues, without further interest thereon, through the due date of the note. All accrued and unpaid interest must be paid on the due date of the note, unless the Partnership exercises an extension right. Continued accrual of such interest without payment would impact the effective rate of the notes, specifically by reducing the current effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the notes. Unpaid interest of $63,426,985 and $62,437,367 at February 28, 1997 and February 29, 1996, respectively, has been accrued and is included in the caption due to selling partners. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds from the sale or refinancing of the Apartment Complex, or in some cases the Local Partnership Interest to which the Purchase Money Note relates.

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


          These problems raise substantial doubt about Los Caballeros' ability to continue as a going concern. The auditors for Los Caballeros modified their report for the 1996 and 1995 Fiscal Years due to the uncertainty of the ability of Los Caballeros to continue in existence. Management of Los Caballeros was seeking to refinance the original mortgage with a non-subsidy mortgage. An allowance provision for impairment of fixed assets has been recognized in Los Caballeros' 1996 financial statements in the amount of $789,102. This amount represents revaluation of the fixed assets to the mortgage debt amount.

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

Item 8.       Financial Statements and Supplementary Data.

                                                                      Sequential
                                                                         Page
                                                                      ----------
(a) 1.        Financial Statements
              --------------------

              Independent Auditors' Report                                24

              Consolidated Balance Sheets at February 28, 1997           139
                and February 29, 1996

              Consolidated Statements of Operations for the              140
                years ended February 28, 1997, February 29, 1996
                and February 28, 1995

              Consolidated Statements of Partners' Deficit for the       141
                years ended February 28, 1997, February 29, 1996
                and February 28, 1995

              Consolidated Statements of Cash Flows for the              142
                years ended February 28, 1997, February 29, 1996
                and February 28, 1995

              Notes to Consolidated Financial Statements                 144

   [TRIEN, ROSENBERG, ROSENBERG, WEINBERG, CIULLO & FAZZARI, LLP - LETTERHEAD]

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

TRIEN, ROSENBERG, ROSENBERG, WEINBERG, CIULLO & FAZZARI, L.L.P.


New York, New York
May 30, 1997

          [BROWDER & ASSOCIATES, P.C.-LETTERHEAD - BIRMINGHAM, ALABAMA]



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


/S/ BROWDER & ASSOCIATES, P.C.

BROWDER & ASSOCIATES, P.C.

January 22, 1996

          [BROWDER & ASSOCIATES, P.C.-LETTERHEAD - BIRMINGHAM, ALABAMA]



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


/S/ BROWDER & ASSOCIATES, P.C.

Birmingham, Alabama
January 22, 1996

          [BROWDER & ASSOCIATES, P.C.-LETTERHEAD - BIRMINGHAM, ALABAMA]



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


/s/ BROWDER & ASSOCIATES, P.C.

Birmingham, Alabama                                           Federal Employer
January 22, 1996                                        Identification Number:
                                                                    63-0986156

Audit Principal: E.O. Browder, Jr.

          [BROWDER & ASSOCIATES, P.C.-LETTERHEAD - BIRMINGHAM, ALABAMA]



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

          [BROWDER & ASSOCIATES, P.C.-LETTERHEAD - BIRMINGHAM, ALABAMA]



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


/S/ BROWDER & ASSOCIATES, P.C.

Birmingham, Alabama                                           Federal Employer
January 22, 1996                                        Identification Number:
                                                                    63-0986156

Audit Principal: E.O. Browder, Jr.

          [BROWDER & ASSOCIATES, P.C.-LETTERHEAD - BIRMINGHAM, ALABAMA]



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


/S/ WEINTRAUB, NESSEL & SMITH, PLLC


WEINTRAUB, NESSEL & SMITH, PLLC
Certified Public Accountants
Farmington Hills, MI




February 6, 1997

    [WEINTRAUB, NESSEL & SMITH, PLLC-LETTERHEAD - FARMINGTON HILLS, MICHIGAN]



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


/S/ WEINTRAUB, NESSEL & SMITH, PLLC


WEINTRAUB, NESSEL & SMITH, PLLC
Certified Public Accountants
Farmington Hills, MI



January 24, 1997

    [WEINTRAUB, NESSEL & SMITH, PLLC-LETTERHEAD - FARMINGTON HILLS, MICHIGAN]



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


/S/ WEINTRAUB, NESSEL & SMITH, PLLC


WEINTRAUB, NESSEL & SMITH, PLLC
Certified Public Accountants
Farmington Hills, MI


January 29, 1997

    [WEINTRAUB, NESSEL & SMITH, PLLC-LETTERHEAD - FARMINGTON HILLS, MICHIGAN]



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


/S/ WEINTRAUB, NESSEL & SMITH, PLLC


WEINTRAUB, NESSEL & SMITH, PLLC
Certified Public Accountants
Farmington Hills, MI



January 23, 1997

    [WEINTRAUB, NESSEL & SMITH, PLLC-LETTERHEAD - FARMINGTON HILLS, MICHIGAN]



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


/S/ WEINTRAUB, NESSEL & SMITH, PLLC


WEINTRAUB, NESSEL & SMITH, PLLC
Certified Public Accountants
Farmington Hills, MI



February 6, 1997,

except for Going Concern Note,
as to which the date is
February 13, 1997

    [WEINTRAUB, NESSEL & SMITH, PLLC-LETTERHEAD - FARMINGTON HILLS, MICHIGAN]



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


/S/ WEINTRAUB, NESSEL & SMITH, PLLC

WEINTRAUB, NESSEL & SMITH, PLLC
Certified Public Accountants
Farmington Hills, MI


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


/S/ WEINTRAUB, NESSEL & SMITH, PLLC


WEINTRAUB, NESSEL & SMITH, PLLC
Certified Public Accountants
Farmington Hills, MI


January 28, 1997

    [WEINTRAUB, NESSEL & SMITH, PLLC-LETTERHEAD - FARMINGTON HILLS, MICHIGAN]



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


/S/ BOCKNEK, BERGER & GHERSI


BOCKNEK, BERGER & GHERSI
Certified Public Accountants
Professional Corporation
Bloomfield Hills, Michigan


February 1, 1997

       [BOCKNEK, BERGER & GHERSI-LETTERHEAD - BLOOMFIELD HILLS, MICHIGAN]



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



/S/ BOCKNEK, BERGER & GHERSI


BOCKNEK, BERGER & GHERSI
Certified Public Accountants
Professional Corporation
Bloomfield Hills, Michigan


February 1, 1997

       [BOCKNEK, BERGER & GHERSI-LETTERHEAD - BLOOMFIELD HILLS, MICHIGAN]



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


/S/ BOCKNEK, BERGER & GHERSI


BOCKNEK, BERGER & GHERSI
Certified Public Accountants
Professional Corporation
Bloomfield Hills, Michigan


February 1, 1997

       [BOCKNEK, BERGER & GHERSI-LETTERHEAD - BLOOMFIELD HILLS, MICHIGAN]



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


/S/ BOCKNEK, BERGER & GHERSI


BOCKNEK, BERGER & GHERSI
Certified Public Accountants
Professional Corporation
Bloomfield Hills, Michigan


February 1, 1997

       [BOCKNEK, BERGER & GHERSI-LETTERHEAD - BLOOMFIELD HILLS, MICHIGAN]



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

          [BROWDER & ASSOCIATES, P.C.-LETTERHEAD - BIRMINGHAM, ALABAMA]



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


/S/ BROWDER & ASSOCIATES, P.C.

Birmingham, Alabama                                           Federal Employer
January 22, 1996                                        Identification Number:
                                                                    63-0986156

Audit Principal: E.O. Browder, Jr.

          [BROWDER & ASSOCIATES, P.C.-LETTERHEAD - BIRMINGHAM, ALABAMA]



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


/S/ BROWDER & ASSOCIATES, P.C.

Birmingham, Alabama                                           Federal Employer
January 22, 1996                                        Identification Number:
                                                                    63-0986156

Audit Principal: E.O. Browder, Jr.

          [BROWDER & ASSOCIATES, P.C.-LETTERHEAD - BIRMINGHAM, ALABAMA]



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


/S/ BROWDER & ASSOCIATES, P.C.

Birmingham, Alabama                                           Federal Employer
January 22, 1996                                        Identification Number:
                                                                    63-0986156

Audit Principal: E.O. Browder, Jr.

          [BROWDER & ASSOCIATES, P.C.-LETTERHEAD - BIRMINGHAM, ALABAMA]



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


/S/ BROWDER & ASSOCIATES, P.C.

Birmingham, Alabama                                           Federal Employer
January 22, 1996                                        Identification Number:
                                                                    63-0986156

Audit Principal: E.O. Browder, Jr.

         [BROWDER & ASSOCIATES, P.C. - LETTERHEAD - BIRMINGHAM, ALABAMA]



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


/S/ BROWDER & ASSOCIATES, P.C.

Birmingham, Alabama                                           Federal Employer
January 22, 1996                                        Identification Number:
                                                                    63-0986156

Audit Principal: E.O. Browder, Jr.

         [BROWDER & ASSOCIATES, P.C. - LETTERHEAD - BIRMINGHAM, ALABAMA]



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


/S/ BROWDER & ASSOCIATES, P.C.

Birmingham, Alabama                                           Federal Employer
January 22, 1996                                        Identification Number:
                                                                    63-0986156

Audit Principal: E.O. Browder, Jr.

         [BROWDER & ASSOCIATES, P.C. - LETTERHEAD - BIRMINGHAM, ALABAMA]



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



/S/ ROBERT ERCOLINI & COMPANY LLP
Boston, Massachusetts



January 30, 1997

         [ROBERT ERCOLINI & COMPANY-LETTERHEAD - BOSTON, MASSACHUSETTS]



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


/S/ WILLIAMS, CROSSLIN, SPARKS & VADEN, P.C.



Nashville, Tennessee
January 31, 1997

  [WILLIAMS, CROSSLIN, SPARKS & VADEN, P.C.-LETTERHEAD - NASHVILLE, TENNESSEE]


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


/S/ WILLIAMS, CROSSLIN, SPARKS & VADEN, P.C.

January 26, 1996

 [WILLIAMS, CROSSLIN, SPARKS & VADEN, P.C. - LETTERHEAD - NASHVILLE, TENNESSEE]



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


/S/ ONSTOTT, CRADDICK & HYDE CPA's, INC.


Onstott, Craddick & Hyde CPA's, Inc.
Oklahoma City, Oklahoma
February 25, 1997

  [ONSTOTT, CRADDICK & HYDE, CPA'S, INC.-LETTERHEAD - OKLAHOMA CITY, OKLAHOMA]



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

 [ONSTOTT, CRADDICK & HYDE, CPA'S, INC. - LETTERHEAD - OKLAHOMA CITY, OKLAHOMA]



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



Little Rock, Arkansas
January 16, 1997

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


Little Rock, Arkansas
January 20, 1997

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


Little Rock, Arkansas
January 14, 1997

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS


                                                                                          February 28,     February 29,
                                                                                             1997              1996
                                                                                         -------------    -------------
Property and equipment - at cost, less accumulated depreciation
   (Notes 2, 4, 6 and 7)                                                                 $  93,530,519    $ 111,663,787
Cash and cash equivalents (Notes 2 and 11)                                                   5,981,506        4,277,246
Certificates of deposit (Note 11)                                                              201,986          255,000
Cash - restricted for tenants' security deposits                                             1,082,255        1,155,455
Mortgage escrow deposits (Notes 5, 6 and 11)                                                 8,098,227        7,969,001
Rents receivable                                                                               303,172          288,143
Prepaid expenses and other assets                                                            1,164,356          961,020
                                                                                         -------------    -------------

   Total assets                                                                          $ 110,362,021    $ 126,569,652
                                                                                         =============    =============

                        LIABILITIES AND PARTNERS' DEFICIT

Mortgage notes payable (Notes 6 and 11)                                                  $  63,599,388    $  71,832,854
Purchase money notes payable (Note 7)                                                       56,929,115       61,029,115
Due to selling partners (Note 7)                                                            63,552,033       62,562,415
Accounts payable, accrued expenses and other liabilities                                     4,448,032        6,333,269
Tenants' security deposits payable                                                           1,082,255        1,155,455
Due to general partners of subsidiaries and their affiliates (Note 8)                        1,152,253          998,268
Due to general partners and affiliates (Note 8)                                              1,742,027        2,989,870
Distributions payable (Note 12)                                                              1,111,554                0
                                                                                         -------------    -------------

                                                                                           193,616,657      206,901,246
                                                                                         -------------    -------------

Minority interest (Note 2)                                                                      80,374           76,347
                                                                                         -------------    -------------

Commitments and contingencies (Note 11)


Partners' deficit:

   Limited partners                                                                        (82,053,129)     (79,155,331)
   General partners                                                                         (1,281,881)      (1,252,610)
                                                                                         -------------    -------------

      Total partners' deficit                                                              (83,335,010)     (80,407,941)
                                                                                         -------------    -------------

      Total liabilities and partners' deficit                                            $ 110,362,021    $ 126,569,652
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


                                                                             Year Ended
                                                            --------------------------------------------
                                                            February 28,    February 29,    February 28,
                                                                1997            1996            1995
                                                            ------------    ------------    ------------
Cash flows from operating activities:
  Net loss                                                  $ (1,815,515)   $ (8,082,989)   $ (8,515,216)
                                                            ------------    ------------    ------------
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
  Gain on sale of properties (Note 10)                        (7,280,865)              0               0
  Loss on sale of property and equipment                               0               0             580
  Extraordinary item - forgiveness of
    indebtedness income (Note 10)                             (5,069,484)              0               0
  Depreciation                                                 6,475,294       6,618,370       6,490,980
  Provision for impairment of assets (Note 4)                  5,166,001               0               0
  (Increase) decrease in assets
    Cash restricted for tenants' security deposits                71,378         (28,634)        (21,182)
    Mortgage escrow deposits                                     119,009        (103,030)       (264,716)
    Rents receivable                                             (21,323)        (73,199)        101,327
    Prepaid expenses and other assets                           (153,863)        (46,385)         81,068
  Increase (decrease) in liabilities
    Due to selling partners                                    5,286,095       5,492,620       5,492,620
    Accounts payable, accrued expenses and other liabilities     374,003         315,471         291,364
    Tenants' security deposits payable                           (21,016)         28,634          21,182
    Increase in due to general partners of subsidiaries
      and their affiliates                                       206,629         122,780          76,213
    Decrease in due to general partners of subsidiaries
      and their affiliates                                       (52,644)       (182,063)        (81,348)
    Due to general partners and affiliates                    (1,247,843)         76,511         (12,841)
    Minority interest in income (loss) of subsidiaries            18,466          (1,752)           (481)
                                                            ------------    ------------    ------------
      Total adjustments                                        3,869,837      12,219,323      12,174,766
                                                            ------------    ------------    ------------
  Net cash provided by operating activities                    2,054,322       4,136,334       3,659,550
                                                            ------------    ------------    ------------

Cash flows from investing activities:
  Decrease in certificates of deposit                             53,014               0               0
  Proceeds from sale of properties                            13,535,000               0               0
  Costs paid relating to sale of properties                     (248,628)              0               0
  Acquisitions of property and equipment                      (1,127,796)     (1,308,380)     (1,270,157)
  Increase in mortage escrow deposits                           (301,306)       (281,261)       (170,583)
                                                            ------------    ------------    ------------
  Net cash provided by (used in) investing activities         11,910,284      (1,589,641)     (1,440,740)
                                                            ------------    ------------    ------------

Cash flows from financing activities:
  Principal payments of mortgage notes                        (7,150,114)     (1,949,412)     (1,834,767)
  Payments to selling partners                                (1,795,793)       (487,931)       (252,670)
  Principal payments of purchase money notes payable          (3,300,000)              0               0
  Decrease in minority interest                                  (14,439)         (8,924)         (4,055)
                                                            ------------    ------------    ------------
  Net cash used in financing activities                      (12,260,346)     (2,446,267)     (2,091,492)
                                                            ------------    ------------    ------------

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

              a)  Basis of Consolidation


                  The consolidated financial statements include the accounts of the Partnership and 44 subsidiary partnerships, two of which only have activity through the date of sale of their properties and the related assets and liabilities on June 3, 1996 and September 17, 1996, and one of which only has activity through the date of sale of the Partnership's interest on August 15, 1996 (see Note 10). The Partnership is the principal limited partner, with an ownership interest of 98.99% in each of the subsidiary partnerships. Through the rights of the Partnership and/or a General Partner, which General Partner has a contractural obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnerhsip has a controlling financial interest in the subsidiary local partnerhsips.


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

              The Purchase Money Notes, which provide for simple interest at the rate of 9% per annum through maturity, which will occur during the period July 1998 to December 1999, will not be in default during the basic term (generally fifteen years) if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding subsidiary partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. Any interest not paid currently accrues, without further interest thereon, through the due date of the note. All accrued and unpaid interest must be paid on the due date of the note, unless the Partnership exercises an extension right. Continued accrual of such interest without payment would impact the effective rate of the notes, specifically by reducing the current effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the notes. Unpaid interest of $63,426,985 and $62,437,367 at February 28, 1997 and February 29, 1996, respectively, has been accrued and is included in the caption due to selling partners. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds from the sale or refinancing of the Apartment Complex, or in some cases the Local Partnership Interest to which the Purchase Money Note relates.

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


                  These problems raise substantial doubt about Los Cabelleros' ability to continue as a going concern. The auditors for Los Caballeros modified their report for the 1996 and 1995 Fiscal Years due to the uncertainty of the ability of Los Caballeros to continue in existence. Management of Los Caballeros was seeking to refinance the original mortgage with a non-subsidy mortgage. An allowance provision for impairment of fixed assets has been recognized in Los Caballeros' 1996 financial statements in the amount of $789,102. This amount represents revaluation of the fixed assets to the mortgage debt amount.


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

              b)  Purchase Money Notes

                  As part of the purchase price of its investment in the Local Partnerships, the Partnership issued approximately $61,029,000 of Purchase Money Notes. As of the end of the 1996 Fiscal Year, unpaid accrued interest on the Purchase Money Notes amounted to approximately $63,427,000. The principal of and all accrued interest on the Purchase Money Notes is due at maturity, which will occur during the period July 1998 to December 1999. On June 3, 1996 and September 17, 1996, the properties and the related assets and liabilities owned by two subsidiary partnerships were sold to third parties, and on August 15, 1996 the Partnership's Local Partnership Interest in another subsidiary partnership was also sold to a third party. A portion of the net proceeds were used to settle the associated purchase money notes and accrued interest thereon (see Note 10). The Partnership may elect, upon the payment of an extension fee of 1 1/2% per annum of the outstanding principal amount, to extend the term of the Purchase Money Notes for up to five additional years (see Note 7). Management is working with the selling partners to restructure and/or refinance the notes. The sellers recourse, in the event of non-payment, would be to foreclose on the Partnership's interests in the respective Local Partnerships.

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

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1997

NOTE 11 -     Commitments and Contingencies (Continued)


Jerry L. Womack and Womack Property Management, Inc., the Partnership seeks judgment for damages caused by the individual defendant's resignation as general partner of Chickasha, of which the Partnership is a limited partner, and by the corporate defendant's mismanagement of the apartment project owned by Chickasha. The individual defendant has counterclaimed against the Plaintiffs, alleging that they breached an agreement to advance funds to Chickasha sufficient to pay operating losses on the property, thereby damaging such defendant in an amount exceeding $10,000. The corporate defendant has counterclaimed against the Plaintiffs for unpaid management fees and expenses approximating $6,000. Both counterclaims seek costs and attorneys' fees.

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

                                     PART IV


Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                                                     Sequential
                                                                                                        Page
                                                                                                     ----------
(a) 1.        Financial Statements
              --------------------

              Independent Auditors' Report                                                               24

              Consolidated Balance Sheets at February 28, 1997 and February 29, 1996                    139

              Consolidated Statements of Operations for the years ended February                        140
              28, 1997, February 29, 1996 and February 28, 1995

              Consolidated Statements of Partners' Deficit for the years ended                          141
              February 28, 1997, February 29, 1996 and February 28, 1995

              Consolidated Statements of Cash Flows for the years ended February                        142
              28, 1997, February 29, 1996 and February 28, 1995

              Notes to Consolidated Financial Statements                                                144


(a) 2.        Financial Statement Schedules
              -----------------------------

              Independent Auditors' Report                                                              164

              Schedule I - Condensed Financial Information of Registrant                                166

              Schedule III - Real Estate and Accumulated Depreciation                                   169

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

(21)          The Local Partnerships set forth in Item 2 may be considered subsidiaries of the Registrant

(27)          Financial Data Schedule (filed herewith)                                                  172


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


Date:  July 10, 1997


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


Date:  July 10, 1997


                                              By: /s/ J. Michael Fried
                                                  --------------------
                                                  J. Michael Fried
                                                  President and Director

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf by the registrant and in the capacities and on the dates indicated:


    Signature                             Title                         Date
----------------------  ------------------------------------------  ------------


/s/ J. Michael Fried    President  and Chief Executive Officer
----------------------  (principal executive officer) and Director
J. Michael Fried        of Related  Housing Programs Corporation   July 10, 1997


/s/ Alan P. Hirmes      Vice President (principal financial
----------------------  officer) of Related Housing Programs
Alan P. Hirmes          Corporation                                July 10, 1997


/s/ Richard A. Palermo  Treasurer (principal accounting
----------------------  officer) of Related Housing Programs
Richard A. Palermo      Corporation                                July 10, 1997


/s/ Stephen M. Ross
----------------------  Director of Related Housing
Stephen M. Ross         Programs Corporation                       July 10, 1997


/s/ Paul L. Abbott      President and Chief Executive Officer and
----------------------  Chief Financial Officer of Government
Paul L. Abbott          Assisted Properties, Inc.                  July 10, 1997

[TRIEN, ROSENBERG, ROSENBERG, WEINBERG, CIULLO & FAZZARI, LLP - LETTERHEAD]


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
(10) Texas, (11) Missouri, (12) Arizona, (13) Mississippi, (14) Alabama, (15) South Carolina, (16) New Mexico, (17) Louisiana, (18) Arkansas


                                                  Cost of Property and Equipment                   Accumulated Depreciation
                                          --------------------------------------------    ------------------------------------------

                                                                                  Year Ended
                                          ------------------------------------------------------------------------------------------
                                          February 28,    February 29,    February 28,    February 28,   February 29,   February 28,
                                              1997            1996            1995           1997           1996           1995
                                          ------------    ------------    ------------    -----------    -----------    -----------
Balance at beginning of period            $192,104,269    $190,857,683    $189,670,409    $80,440,482    $73,883,906    $67,475,229
Additions during period:
  Improvements                               1,127,796       1,308,380       1,270,157
  Depreciation expense                                                                      6,475,294      6,618,370      6,490,980
Reductions during period:
  Dispositions                              14,351,868          61,794          82,883      6,732,099         61,794         82,303
  Provision for impairment of assets         5,166,001               0               0              0              0              0
                                          ------------    ------------    ------------    -----------    -----------    -----------

Balance at end of period                  $173,714,196    $192,104,269    $190,857,683    $80,183,677    $80,440,482    $73,883,906
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