Form 10-Q
period 1997-05-31
CAMBRIDGE RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
filed 1997-07-15
CIK 718915

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


               |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended May 31, 1997


                                       OR


 __ TRANSITION REPORT PURSUANT TO SECTION 13 OR
    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                         Commission File Number 0-12634


                           CAMBRIDGE + RELATED HOUSING
                         PROPERTIES LIMITED PARTNERSHIP
                         ------------------------------
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


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

                                     PART I

Item 1. Financial Statements

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                  (Unaudited)


                                                =======     ============
                                                May 31,     February 28,
                                                 1997          1997
                                                -------     ------------


ASSETS
Property and equipment, net of
   accumulated depreciation of
   $81,642,525 and $80,183,677,
   respectively                              $ 92,266,668   $93,530,519
Cash and cash equivalents                       4,071,962     5,981,506
Certificates of deposit                           202,888       201,986
Cash - restricted for tenants'
   security deposits                            1,096,631     1,082,255
Mortgage escrow deposits                        8,641,515     8,098,227
Rents receivable                                  277,355       303,172
Prepaid expenses and other assets                 882,558     1,164,356
                                             ------------  ------------
   Total assets                              $107,439,577  $110,362,021
                                             ============  ============

LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
   Mortgage notes payable                    $ 63,008,103  $ 63,599,388
   Purchase money notes payable
    (Note 2)                                   56,929,115    56,929,115
   Due to selling partners (Note 2)            64,776,633    63,552,033
   Accounts payable, accrued expenses
    and other liabilities                       4,193,858     4,448,032
   Tenants' security deposits payable           1,096,631     1,082,255
   Due to general partners of
    subsidiaries and their affiliates             825,087     1,152,253
   Due to general partners and
    affiliates                                  1,950,594     1,742,027
   Distribution payable                                 0     1,111,554
                                             ------------  ------------

   Total liabilities                          192,780,021   193,616,657

Minority interest                                  78,743        80,374
                                             ------------  ------------

Commitments and contingencies (Note 5)

Partners' deficit:
   Limited partners                           (84,116,464)  (82,053,129)
   General partners                            (1,302,723)   (1,281,881)
                                             ------------  ------------

   Total partners' deficit                    (85,419,187)  (83,335,010)
                                             ------------  ------------
Total liabilities and partners' deficit      $107,439,577  $110,362,021
                                             ============  ============


          See Accompanying Notes to Consolidated Financial Statements

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                              =========================
                                                  Three Months Ended
                                                       May 31,
                                              -------------------------
                                                  1997          1996
                                              -------------------------
Revenues
   Rentals, net                               $ 7,070,304   $ 7,446,678
   Other                                          213,132       198,269
                                              -----------   -----------

Total revenues                                  7,283,436     7,644,947
                                              -----------   -----------

Expenses
   Selling and renting                            119,615       115,377
   Administrative and management                1,108,194     1,161,322
   Administrative and management-
    related parties (Note 3)                      687,013       474,408
   Operating                                    1,455,457     1,409,865
   Repairs and maintenance                      1,749,425     1,725,969
   Taxes and insurance                            887,682       955,279
   Interest                                     1,901,242     2,114,894
   Depreciation                                 1,458,848     1,637,476
                                              -----------   -----------

   Total expenses                               9,367,476     9,594,590
                                              -----------   -----------

                                               (2,084,040)   (1,949,643)
Minority interest in (income) loss
   of subsidiaries                                   (137)          589
                                              -----------   -----------

Net loss                                      $(2,084,177)  $(1,949,054)
                                              ===========   ===========


   See Accompanying Notes to Consolidated Financial Statements

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                  Consolidated Statements of Partners' Deficit
                                   (Unaudited)

                             =============================================
                                                Limited         General
                                 Total          Partners        Partners
                             ---------------------------------------------

Balance-
 March 1, 1997               $(83,335,010)    $(82,053,129)   $(1,281,881)
Net loss
 -three months ended
 May 31, 1997                  (2,084,177)      (2,063,335)       (20,842)
                             ------------     ------------    ------------

Balance-
 May 31, 1997                $(85,419,187)    $(84,116,464)   $(1,302,723)
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



                                              ===========================
                                                   Three Months Ended
                                                        May 31,
                                              ---------------------------
                                                 1997            1996
                                              -----------     -----------
Cash flows from operating activities:
Net loss                                      $(2,084,177)    $(1,949,054)
Adjustments to reconcile net loss
   to net cash provided by
   operating activities:
Depreciation                                    1,458,848       1,637,476
Minority interest in income (loss)
   of subsidiaries                                    137            (589)
Increase in cash-restricted
   for tenants' security deposits                 (14,376)        (16,226)
Increase in mortgage escrow deposits             (543,288)       (679,157)
Decrease (increase) in rents receivable            25,817         (34,282)
Decrease in prepaid
   expenses and other assets                      281,798         282,616
Increase in due to selling partners             1,268,483       1,373,155
Decrease in accounts payable,
   accrued expenses and other liabilities        (254,174)       (242,699)
Increase in tenants' security
   deposits payable                                14,376          16,226
(Decrease) increase in due to general
   partners of subsidiaries and their
   affiliates                                    (327,166)         45,582
Increase in due to
   general partners and affiliates                208,567          44,832
                                              -----------     -----------
Total adjustments                               2,119,022       2,426,934
                                              -----------     -----------
Net cash provided by
   operating activities                            34,845         477,880
                                              -----------     -----------

Cash flows from investing activities:
Increase in certificates of deposit                  (902)              0
Acquisitions of property and
   equipment                                     (194,997)        (99,962)
                                              -----------     -----------
Net cash used in
   investing activities                          (195,899)        (99,962)
                                              -----------     -----------


           See Accompanying Notes to Consolidated Financial Statements

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                      Decrease in Cash and Cash Equivalents
                                   (continued)
                                   (Unaudited)



                                                ==========================
                                                   Three Months Ended
                                                         May 31,
                                                --------------------------
                                                   1997            1996
                                                ----------     -----------

Cash flows from financing activities:
Principal payments of mortgage
   notes payable                                 (591,285)        (465,755)
Payments to selling partners                      (43,883)        (180,264)
Decrease in minority interest                      (1,768)          (3,887)
Decrease in distribution payable               (1,111,554)               0
                                              -----------      -----------

Net cash used in financing activities          (1,748,490)        (649,906)
                                              -----------      -----------
Net decrease in cash and
   cash equivalents                            (1,909,544)        (271,988)
Cash and cash equivalents at
   beginning of period                          5,981,506        4,277,246
                                              -----------      -----------
Cash and cash equivalents at
   end of period                              $ 4,071,962       $4,005,258
                                              ===========       ==========





           See Accompanying Notes to Consolidated Financial Statements

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  May 31, 1997
                                   (Unaudited)


Note 1 - General

The consolidated financial statements for the three months ended May 31, 1997 and 1996 include the accounts of Cambridge + Related Housing Properties Limited Partnership, a Massachusetts limited partnership (the "Partnership") and 41 and 44 subsidiary partnerships ("subsidiary partnerships" or "Local Partnerships"), respectively. The Partnership is a limited partner, with an ownership interest of 98.99% in each of the subsidiary partnerships. Through the rights of the Partnership and/or a General Partner, which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary local partnerships.

The Partnership's fiscal quarter ends May 31. All subsidiaries have fiscal quarters ending March 31. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from April 1 through May 31.

All intercompany accounts and transactions have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $5,000 and $4,200 for the three months ended May 31, 1997 and 1996, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any.

These unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K/A-1 for the year ended February 28, 1997. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of May 31, 1997 and the results of operations and cash flows for the three months ended May 31, 1997 and 1996. However, the operating results for the

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  May 31, 1997
                                   (Unaudited)


Note 1 - General (continued)

three months ended May 31, 1997 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's February 28, 1997 Annual Report on Form 10-K/A-1.

Note 2 - Purchase Money Notes Payable

Nonrecourse Purchase Money Notes in the original amount of $61,029,115 were issued to the selling partners of the subsidiary partnerships as part of the purchase price, and are secured only by the Partnership's interest in the subsidiary partnership to which the note relates. On June 3, 1996 and September 17, 1996, the properties and the related assets and liabilities owned by two subsidiary partnerships were sold to third parties and on August 15, 1996 and on April 25, 1997 the Partnership's Local Partnership Interest in two other Local Partnership's were sold to a third party and the Local Partnership's general partners, respectively. A portion of the net proceeds were used to settle the associated purchase money notes and accrued interest thereon.

The Purchase Money Notes, which provide for simple interest at the rate of 9% per annum through maturity, which will occur during the period July 1998 to December 1999, will not be in default during the basic term (generally fifteen years) if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding subsidiary partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. Any interest not paid currently accrues, without further interest thereon, through the due date of the note. All accrued and unpaid interest must be paid on the due date of the note, unless the Partnership exercises an extension right. Continued accrual of such interest without payment would impact the effective rate of the notes, specifically by reducing the current effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the notes. Unpaid interest of $64,651,584 and $63,426,985 at May 31, 1997 and February 28, 1997, respectively, has been accrued and is included in the caption due to selling partners. In general, the interest on and

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  May 31, 1997
                                   (Unaudited)


Note 2 - Purchase Money Notes Payable (continued)

the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds from the sale or refinancing of the Apartment Complex, or in some cases the Local Partnership Interest to which the Purchase Money Note relates.

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

Cash flow distributions aggregating $172,351 and $380,986 (which includes $80,546 held in escrow for expenses relating to refinancings or sales) were made to the Partnership for the three months ended May 31, 1997 and 1996, of which $103,410 and $180,264, respectively, was used to pay interest on the purchase money notes. Of the $103,410 interest on the purchase money notes, $59,526 was actually paid in the subsequent quarter. Distribution of proceeds from a sale aggregating $100,000 was made to the Partnership during the three months ended May 31, 1997, none of which was used to pay principal and interest on the Purchase Money Notes.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  May 31, 1997
                                   (Unaudited)


Note 3 - Related Party Transactions

The costs incurred to related parties for the three months ended May 31, 1997 and 1996 were as follows:

                                       Three Months Ended
                                             May 31,
                                     ---------------------
                                        1997         1996
                                     ----------------------
Partnership management fees (a)      $ 241,500    $  30,413
Expense reimbursement (b)               58,000       59,423
Property management fees (c)           380,513      377,572
Local administrative fee (d)             7,000        7,000
                                     ---------    ---------
                                     $ 687,013    $ 474,408
                                     =========    =========


(a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's general partners and affiliates. Partnership management fees owed to the General Partners amounting to approximately $1,082,000 and $936,000 were accrued and unpaid as of May 31, 1997 and February 28, 1997.

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

(c) Property management fees incurred by Local Partnerships to affiliates of the Local Partnerships amounted to $380,513 and $377,572 for the three months ended May 31, 1997 and 1996, respectively. Of such fees $67,592 and $77,894 were incurred to a company which is also an affiliate of the Related General Partner.

(d) Cambridge/Related Housing Associates Limited Partnership, the special limited partner of each of the subsidiary partnerships, owning .01%, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  May 31, 1997
                                   (Unaudited)

Note 4 - Sale of Property

On April 25, 1997, the Partnership's Local Partnership Interest in Los Caballeros Apartments ("Los Caballeros") was sold to the general partners of Los Caballeros for $100,000, resulting in a gain in the amount of approximately $600,000. No proceeds were used to settle the associated Purchase Money Note and accrued interest which had a total outstanding balance of $3,187,950, resulting in forgiveness of indebtedness income. For financial reporting purposes, this transaction will be reflected in the financial statements in the second quarter coinciding with Los Caballeros' fiscal quarter which includes the date of sale. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $5,000,000.

Note 5 - Commitments and Contingencies

There were no changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K/A-1 for the period ended February 28, 1997.

a)   Certificate of Deposit
The Partnership has a Certificate of Deposit in the amount of $72,888 at May 31, 1997 to secure an overdraft in Town and Country's bank account. The amount of the overdraft was approximately $43,000 at March 31, 1997.

b)  Other Restricted Cash
In addition, the Partnership and/or its subsidiary partnerships may from time to time use a portion of their cash or property to secure operating credit lines. As of May 31, 1997, $130,000 of the Partnership's funds have been so pledged to secure operating credit lines at seven subsidiary partnerships.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------
The Partnership's capital has been invested primarily in forty-four subsidiary partnerships (the "Local Partnerships" or "subsidiary partnerships"). As of December 1984, the Partnership had completed its cash investment of approximately $36,638,000 (including expenses) in the Local Partnerships (the "Local Partnership Interests"). On June 3, 1996 and September 17, 1996 the properties and the related assets and liabilities owned by two Local Partnerships were sold to third parties and on August 15, 1996 and on April 25, 1997 the Partnership's Local Partnership Interest in two other Local Partnerships were sold to a third party and the Local Partnership's general partners (see below), respectively.

During the three months ended May 31, 1997, cash and cash equivalents of the Partnership and its 41 consolidated Local Partnerships decreased approximately $1,910,000. This decrease was primarily due to acquisitions of property and equipment ($195,000), principal payments of mortgage notes payable ($591,000), payments to selling partners ($44,000) and a decrease in distribution payable ($1,112,000) which exceeded cash provided by operating activities ($35,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation in the amount of approximately $1,459,000.

The Partnership's primary sources of funds are (i) cash distributions from operations of the Local Partnerships in which the Partnership has invested, (ii) interest earned on funds and (iii) cash in working capital reserves. All of these sources of funds are available to meet the obligations of the Partnership.

During the three months ended May 31, 1997 and 1996, the Partnership received cash flow distributions from operations of the Local Partnerships of approximately $172,000 and $381,000 (which includes approximately $0 and $81,000 held in escrow for expenses relating to refinancings or sales), respectively, of which approximately $103,000 (not including approximately $60,000 which was paid in the second quarter) and $180,000, respectively, was used to pay interest on the related Local Partnership purchase money notes. In addition, a distribution of proceeds from the sale of Los Cabelleros aggregating $100,000 was made to the Partnership during the three months ended May 31, 1997, none of which was used to pay principal and interest on the Purchase Money Notes.

The Partnership had a working capital reserve of approximately $1,310,000 and $1,211,000 (which does not include approximately

$1,112,000 of net proceeds from sale of properties which was distributed to limited partners and General Partners in March 1997) at May 31, 1997 and February 28, 1997, respectively, of which approximately $203,000 and $202,000, respectively, was restricted to secure an overdraft in Town and Country's bank account and to secure operating credit lines at seven other Local Partnerships. The working capital reserve is temporarily invested in bank certificates of deposits or money market accounts which can be easily liquidated to meet obligations as they arise. The General Partners believe that the Partnership's reserves, net proceeds from future sales and future cash flow distributions will be adequate for its operating needs, and plans to continue investing available reserves in short term investments. In March 1997, a distribution of approximately $1,100,000 and $11,000 was paid to the limited partners and General Partners, respectively, from net proceeds from the sale of properties.

Partnership management fees owed to the General Partners amounting to approximately $1,082,000 and $936,000 were accrued and unpaid as of May 31, 1997 and February 28, 1997.

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

The Purchase Money Notes, which provide for simple interest at the rate of 9% per annum through maturity, which will occur during the period July 1998 to December 1999, will not be in default during the basic term (generally fifteen years) if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding subsidiary partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. Any interest not paid currently accrues, without further interest thereon, through the due date of the note. All accrued and unpaid interest must be paid on the due date of the note, unless the Partnership exercises an extension right. Continued accrual of such interest without payment would impact the effective rate of the notes, specifically by reducing the current effective interest rate of 9%. The exact effect is not deter-minable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the notes. Unpaid interest of $64,651,584 and $63,426,985 at May 31, 1997 and February 28, 1997, respectively, has been accrued and is included in the caption due to selling partners. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds from the sale or refinancing of the Apartment Complex, or in some cases the Local Partnership Interest to which the Purchase Money Note relates.

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

Cash flow distributions aggregating $172,351 and $380,986 (which includes $80,546 held in escrow for expenses relating to refinancings or sales) were made to the Partnership for the three months ended May 31, 1997 and 1996, of which $103,410 and $180,264, respectively, was used to pay interest on the purchase money notes. Of the $103,410 interest on the purchase money notes, $59,526 was actually paid in the subsequent quarter. Distribution of proceeds from a sale aggregating $100,000 was made to the Partnership during the three months ended May 31, 1997, none of which was used to pay principal and interest on the Purchase Money Notes.

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

The general partners of one subsidiary partnership, Westgate Associates, Limited ("Westgate"), have signed an option agreement to sell the project to the Vermont Housing Finance Agency, subject to HUD approval and other contingencies, on or before December 31, 1998. The Partnership's investment in Westgate was approximately $796,000 at May 31, 1997. Westgate's assets constituted approximately 2% of the consolidated total assets at May 31, 1997.

On March 14, 1996, South Munjoy Associates, Limited ("South Munjoy") entered into a purchase and sale of real estate agreement with Mainland Development Company of Portland, Maine to sell the project for a sales price of approximately $3,000,000, subject to HUD approval and other contingencies. The net proceeds will be used to satisfy the existing mortgage debt of approximately $771,000. The balance of the proceeds will be used to settle the purchase money notes and accrued interest, with the balance, if any, available for general partnership purposes. The Partnership's investment in South Munjoy was approximately $2,391,000 at May 31, 1997. South Munjoy's assets constituted approximately 3% of the consolidated total assets at May 31, 1997.

On April 25, 1997, the Partnership's Local Partnership Interest in Los Caballeros Apartments ("Los Caballeros") was sold to the general partners of Los Caballeros for $100,000, resulting in a gain in the amount of approximately $600,000. No proceeds were used to settle the associated Purchase Money Note and accrued interest which had a total outstanding balance of $3,187,950, resulting in forgiveness of indebtedness income. For financial reporting purposes, this transaction will be reflected in the financial statements in the second quarter coinciding with Los Caballeros' fiscal quarter which includes the date of sale. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $5,000,000.

For a discussion of contingencies affecting certain Local Partnerships, see Note 5 to the financial statements. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way.

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

Results of Operations
---------------------
The results of operations of the Partnership, as well as the Local Partnerships, excluding Roper Mountain and Keller Plaza, which sold their properties on June 3, 1996 and September 17, 1996, Chickasha in which the Partnership's interest was sold on August 15, 1996 and administrative and management-related parties remained fairly consistent during the three months ended May 31, 1997 and 1996. Contributing to the relatively stable operations at the Local Partnerships is the fact that a large portion of the Local Partnerships are operating under Government Assistance Programs which provide for rental subsidies and/or reductions of mortgage interest payments under HUD Section 8 and Section 236 Programs.

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

Rental income decreased approximately 5% during the three months ended May 31, 1997 as compared to 1996. Excluding Roper Mountain, Keller Plaza and Chickasha, rental income increased approximately 2% during the three months ended May 31, 1997 as compared to 1996 primarily due to rental rate increases.

Other income increased approximately $15,000 during the three months ended May 31, 1997 as compared to 1996. Excluding Roper Mountain, Keller Plaza and Chickasha, other income increased approximately $26,000 for the three months ended May 31, 1997 as compared to 1996 primarily due to increases in interest income resulting from the investment of the proceeds from the sales of properties as well as small increases in interest income at two Local Partnerships.

Total expenses excluding Roper Mountain, Keller Plaza, Chickasha, administrative and management-related parties and operating expenses remained fairly consistent with an increase of approximately 2% for the three months ended May 31, 1997 as compared to 1996.

Administrative and management-related parties increased approximately $213,000 for the three months ended May 31, 1997 as compared to 1996 primarily due to an increase in partnership management fees payable to the General Partners.

Operating expenses increased approximately $46,000 for the three months ended May 31, 1997 as compared to 1996. Excluding Roper Mountain, Keller Plaza and Chickasha, such expenses increased approximately $136,000 primarily due to increases in utilities at three Local Partnerships as well as small increases at eight other Local Partnerships.

Interest expense and depreciation expense decreased approximately $214,000 and $179,000, respectively, for the three months ended May 31, 1997 as compared to 1996 primarily due to decreases relating to Roper Mountain, Keller Plaza and Chickasha. Excluding Roper Mountain, Keller Plaza and Chickasha, such expenses remained fairly consistent with decreases of approximately 2% and 3%, respectively, for the three months ended May 31, 1997 as compared to 1996.

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


                           CAMBRIDGE + RELATED HOUSING
                         PROPERTIES LIMITED PARTNERSHIP
                                  (Registrant)


                        By: GOVERNMENT ASSISTED PROPERTIES,
                            INC., a General Partner


Date:                       By:/s/ Paul L. Abbott
                               ------------------
July 14, 1997                   Paul L. Abbott,
                                President



                        By: RELATED HOUSING PROGRAMS
                            CORPORATION, a General Partner



Date:                   By:/s/ Alan P. Hirmes
                           ------------------
July 14, 1997                Alan P. Hirmes,
                             Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf by the registrant and in the capacities and on the dates indicated:

     Signature                  Title                 Date
--------------------      ---------------------     -------------
                          Vice President
                          (principal financial
                          officer) of
/s/ Alan P. Hirmes        Related Housing
------------------------  Programs
Alan P. Hirmes            Corporation               July 14, 1997


                          Treasurer (principal
                          accounting officer) of
/s/ Richard A. Palermo    Related Housing
------------------------  Programs
Richard A. Palermo        Corporation               July 14, 1997


                          President, Chief
                          Executive Officer
                          (principal executive
                          officer) and Chief
/s/ Paul L. Abbott        Financial Officer of
------------------------  Government Assisted
Paul L. Abbott            Properties, Inc.          July 14, 1997