Form 10-Q
period 1997-08-31
CAMBRIDGE RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
filed 1997-10-15
CIK 718915

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended August 31, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-12634


                           CAMBRIDGE + RELATED HOUSING
                         PROPERTIES LIMITED PARTNERSHIP
                         ------------------------------
             (Exact name of registrant as specified in its charter)


          Massachusetts                                         13-3161322
-------------------------------                              ----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


625 Madison Avenue, New York, New York                             10022
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code (212)421-5333


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                                     PART I

Item 1.  Financial Statements

                 CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                 ==============================
                                                    August 31,      February 28,
                                                 ------------------------------
                                                       1997             1997
                                                 ------------------------------
ASSETS
Property and equipment, net of
  accumulated depreciation of
  $81,157,036 and $80,183,677,
  respectively                                     $89,457,300      $93,530,519
Cash and cash equivalents                            4,632,387        5,981,506
Certificates of deposit                                203,594          201,986
Cash - restricted for tenants'
  security deposits                                  1,090,990        1,082,255
Mortgage escrow deposits                             8,714,469        8,098,227
Rents receivable                                       299,672          303,172
Prepaid expenses and other assets                      767,634        1,164,356
                                                 -------------    -------------
  Total assets                                    $105,166,046     $110,362,021
                                                 =============    =============

LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
  Mortgage notes payable                            60,939,747      $63,599,388
  Purchase money notes payable
   (Note 2)                                         55,499,956       56,929,115
  Due to selling partners (Note 2)                  64,136,987       63,552,033
  Accounts payable, accrued expenses
   and other liabilities                             4,301,998        4,448,032
  Tenants' security deposits payable                 1,090,990        1,082,255
  Due to general partners of
   subsidiaries and their affiliates                   821,511        1,152,253
  Due to general partners and
   affiliates                                        2,188,896        1,742,027
  Distribution payable                                       0        1,111,554
                                                 -------------    -------------
  Total liabilities                                188,980,085      193,616,657
                                                 -------------    -------------
Minority interest                                       65,851           80,374
                                                 -------------    -------------
Commitments and contingencies (Note 5)
Partners' deficit:
  Limited partners                                 (82,592,560)     (82,053,129)
  General partners                                  (1,287,330)      (1,281,881)
                                                 -------------    -------------
  Total partners' deficit                          (83,879,890)     (83,335,010)
                                                 -------------    -------------
Total liabilities and partners' deficit           $105,166,046     $110,362,021
                                                 =============    =============


See Accompanying Notes to Consolidated Financial Statements

                 CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                       ==========================    ==========================
                            Three Months Ended            Six Months Ended
                                August 31,                    August 31,
                       --------------------------    --------------------------
                           1997           1996*          1997           1996*
                       --------------------------    --------------------------

Revenues
  Rentals, net          $6,937,665     $7,466,372    $14,007,969    $14,913,050
  Other                    263,883        290,957        477,015        489,226
  Gain on sale of
   of properties
   (Note 4)                483,618      1,714,132        483,618      1,714,132
                       -----------    -----------    -----------    -----------
  Total revenues         7,685,166      9,471,461     14,968,602     17,116,408
                       -----------    -----------    -----------    -----------
Expenses
  Administrative and
   management            1,383,828      1,387,565      2,611,637      2,664,264
  Administrative
   and management-
   related parties
   (Note 3)                698,084        482,345      1,385,097        956,753
  Operating              1,057,915      1,261,901      2,513,372      2,671,766
  Repairs and
   maintenance           1,943,506      2,083,083      3,692,931      3,809,052
  Taxes and
   insurance               953,982      1,090,449      1,841,664      2,045,728
  Interest               1,867,311      2,038,792      3,768,553      4,153,686
  Depreciation           1,429,577      1,624,558      2,888,425      3,262,034
                       -----------    -----------    -----------    -----------
  Total expenses         9,334,203      9,968,693     18,701,679     19,563,283
                       -----------    -----------    -----------    -----------
                        (1,649,037)      (497,232)    (3,733,077)    (2,446,875)
Minority interest
  in loss of
  subsidiaries                 384            875            247          1,464
                       -----------    -----------    -----------    -----------
Loss before
extraordinary item      (1,648,653)      (496,357)    (3,732,830)    (2,445,411)

Extraordinary item-
  forgiveness of
  indebtedness
  income (Note 4)        3,187,950      1,077,053      3,187,950      1,077,053
                       -----------    -----------    -----------    -----------

Net income
  (loss)                $1,539,297       $580,696      $(544,880)   $(1,368,358)
                       ===========    ===========    ===========    ===========



*Reclassified for comparative purposes
 See Accompanying Notes to Consolidated Financial Statements

                 CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                  Consolidated Statement of Partners' Deficit
                                  (Unaudited)


                               ================================================
                                                   Limited            General
                                   Total           Partners           Partners
                               ------------------------------------------------

Balance-
 March 1, 1997                 $(83,335,010)     $(82,053,129)      $(1,281,881)
Net loss-
 six months ended
 August 31, 1997                   (544,880)         (539,431)           (5,449)
                               ------------      ------------      ------------
Balance-
 August 31, 1997               $(83,879,890)     $(82,592,560)      $(1,287,330)
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

                                                   =============================
                                                         Six Months Ended
                                                             August 31,
                                                   ----------------------------
                                                       1997             1996*
                                                   ----------------------------
Cash flows from operating activities:
Net loss                                            $ (544,880)     $(1,368,358)
                                                   -----------      -----------
Adjustments to reconcile net loss
  to net cash provided by
  operating activities:
Gain on sale of properties (Note 4)                   (483,618)      (1,714,132)
Extraordinary item - forgiveness
  of indebtedness income (Note 4)                   (3,187,950)      (1,077,053)
Depreciation                                         2,888,425        3,262,034
Minority interest in loss
  of subsidiaries                                         (247)          (1,464)
(Increase) decrease in cash-restricted
  for tenants' security deposits                       (24,282)          11,482
Increase in mortgage escrow deposits                  (736,958)        (441,615)
Decrease in rents receivable                             2,709           15,101
Decrease (increase) in prepaid
  expenses and other assets                            369,714         (242,237)
Increase in due to selling partners                  2,517,232        2,715,161
Payments to selling partners                          (173,487)        (302,501)
(Decrease) increase  in accounts
  payable, accrued expenses and
  other liabilities                                   (114,689)         143,197
Increase in tenants' security
  deposits payable                                      24,118           15,510
Increase in due to
  general partners of subsidiaries
  and their affiliates                                 228,889          140,054
Decrease in due to general partners
  of subsidiaries and their affiliates                 (85,139)        (134,185)
Increase in due to
  general partners and affiliates                      446,869           97,666
                                                   -----------      -----------
Total adjustments                                    1,671,586        2,487,018
                                                   -----------      -----------

Net cash provided by
  operating activities                               1,126,706        1,118,660
                                                   -----------      -----------


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

                                                    ============================
                                                          Six Months Ended
                                                             August 31,
                                                    ---------------------------
                                                       1997             1996*
                                                    ---------------------------
Cash flows from investing activities:
(Increase) decrease in certificates
  of deposit                                            (1,608)          54,517
Proceeds from sale of properties                       100,000        4,546,398
Acquisitions of property and
  equipment                                           (470,453)        (525,306)
                                                    ----------      -----------

Net cash (used in) provided by
  investing activities                                (372,061)       4,075,609
                                                    ----------       ----------

Cash flows from financing activities:
Principal payments of mortgage
  notes payable                                       (977,934)      (3,596,937)
Decrease in minority interest                          (14,276)          (4,231)
Distributions paid to partners                      (1,111,554)               0
Principal payment of purchase
  money notes payable                                        0       (1,227,941)
                                                    ----------       ----------

Net cash used in financing activities               (2,103,764)      (4,829,109)
                                                    ----------       ----------

Net increase (decrease) in cash and
  cash equivalents                                  (1,349,119)         365,160

Cash and cash equivalents at
  beginning of period                                5,981,506        4,277,246
                                                    ----------       ----------

Cash and cash equivalents at
  end of period                                     $4,632,387       $4,642,406
                                                    ==========       ==========


*Reclassified for comparative purposes
 See Accompanying Notes to Consolidated Financial Statements

-

                 CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (continued)
                                   (Unaudited)

                                                       ========================
                                                           Six Months Ended
                                                              August 31,
                                                       ------------------------
                                                          1997          1996*
                                                       ------------------------

Supplemental disclosures of
  noncash activities:
   Distributions to partners                                    0             0
   Decrease in distributions payable                   (1,111,554)            0
                                                       ----------    ----------
   Distribution paid to partners                       (1,111,554)            0
                                                       ==========    ==========

   Forgiveness of indebtedness
    Decrease in purchase money
      notes payable                                    (1,429,159)      (72,059)
    Decrease in due to selling
      partners                                         (1,758,791)   (1,004,994)

Summarized below are the
  components of the gain
  on sale of properties:
   Decrease in property and
    equipment, net of accumulated
    depreciation                                        1,655,247     2,825,280
   Decrease in cash-restricted for
    tenants' security deposits                             15,547         4,004
   Decrease in mortgage escrow
    deposits                                              120,716             0
   Decrease in rents receivable                               791           564
   Decrease in prepaid expenses and
    other assets                                           27,008        73,653
   Decrease in mortgage notes
    payable                                            (1,681,707)            0
   Decrease in accounts payable,
    accrued expenses and other
    liabilities                                           (31,345)      (40,239)
   Decrease in tenants' security
    deposits payable                                      (15,383)      (30,996)
   Decrease in due to general
    partners of subsidiaries and
    their affiliates                                     (474,492)            0


*Reclassified for comparative purposes
 See Accompanying Notes to Consolidated Financial Statements

                 CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 August 31, 1997
                                   (Unaudited)


Note 1 - General

The consolidated financial statements for the six months ended August 31, 1997 include the accounts of Cambridge + Related Housing Properties Limited Partnership, a Massachusetts limited partnership (the "Partnership") and forty one subsidiary partnerships ("subsidiary partnerships" or "Local Partnerships"), one of which only has activity through the date of sale of the Partnership's interest on April 25, 1997 (see Note 4). The consolidated financial statements for the six months ended August 31, 1996 include the accounts of the Partnership and forty four subsidiary partnerships, one of which only has activity through the date of sale of its property and the related assets and liabilities on June 3, 1996 (see Note 4). The Partnership is a limited partner, with an ownership interest of 98.99% in each of the subsidiary partnerships. Through the rights of the Partnership and/or a General Partner, which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary local partnerships.

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $500 and $8,800 and $5,500 and $13,000 for the three and six months ended August 31, 1997 and 1996, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any.

These unaudited financial statements have been prepared on the same basis as the audited financial statements included in the

                 CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 August 31, 1997
                                   (Unaudited)


Partnership's Form 10-K/A-1 for the year ended February 28, 1997. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of August 31, 1997, the results of operations for the three and six months ended August 31, 1997 and 1996 and cash flows for the six months ended August 31, 1997 and 1996. However, the operating results for the six months ended August 31, 1997 may not be indicative of the results for the year.

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

The Purchase Money Notes, which provide for simple interest at the rate of 9% per annum through maturity, which will occur during the period July 1998 to December 1999, will not be in default during the basic term (generally fifteen years) if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding subsidiary partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. Any interest not paid currently accrues, without further interest thereon, through the due date of the note. All accrued and unpaid interest must be paid on the due date of

                 CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 August 31, 1997
                                   (Unaudited)


the note, unless the Partnership exercises an extension right. Continued accrual of such interest without payment would impact the effective rate of the notes, specifically by reducing the current effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the notes. Unpaid interest of $64,011,939 and $63,426,985 at August 31, 1997 and February 28, 1997,
respectively, has been accrued and is included in the caption due to selling partners. In general, the interest on and the principal of each Purchase Money
Note is also payable to the extent of the Partnership's actual receipt of proceeds from the sale or refinancing of the Apartment Complex, or in some cases the Local Partnership Interest to which the Purchase Money Note relates.

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

During the six months ended August 31, 1997 and 1996, the Partnership received cash flow distributions aggregating $289,146 and $584,713 (which includes $0 and $80,546 held in escrow for expenses relating to refinancings or sales), respectively, of which $173,488 and $302,500 was used to pay interest on the purchase money notes. In addition, the Partnership received proceeds from the sale of its Local Partnership Interest in one Local Partnership and a distribution of proceeds from the sale of a property aggregating $100,000 and $1,953,406, respectively, of which $0 and $1,227,941 was used to pay principal on the Purchase Money Notes.

                 CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 August 31, 1997
                                   (Unaudited)


Note 3 - Related Party Transactions

The costs incurred to related parties for the three and six months ended August 31, 1997 and 1996 were as follows:

                            ========================    ========================
                               Three Months Ended          Six Months Ended
                                   August 31,                  August 31,
                            ------------------------    ------------------------
                               1997          1996         1997           1996
                            ------------------------    ------------------------
Partnership
 management
 fees (a)                   $  241,500    $   30,412    $  483,000    $   60,825
Expense
 reimburse-
 ment (b)                       72,625        50,440       130,625       109,863
Property
 management
 fees (c)                      377,959       395,493       758,472       773,065
Local administra-
 tive fee (d)                    6,000         6,000        13,000        13,000
                            ----------    ----------    ----------    ----------

                            $  698,084    $  482,345    $1,385,097    $  956,753
                            ==========    ==========    ==========    ==========

(a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's general partners and affiliates. Partnership management fees owed to the General Partners amounting to approximately $1,324,000 and $936,000 were accrued and unpaid as of August 31, 1997 and February 28, 1997.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the Related General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance.

(c) Property management fees incurred by Local Partnerships to affiliates of the Local Partnerships amounted to $377,959 and $395,493 and $758,472 and $773,065 for the three and six months ended August 31, 1997 and 1996, respectively. Of such fees $67,226 and $80,477 and $134,818 and $158,371, respectively,

                 CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 August 31, 1997
                                   (Unaudited)


were incurred to a company which is also an affiliate of the Related General Partner.

(d) Cambridge/Related Housing Associates Limited Partnership, the special limited partner of each of the subsidiary partnerships, owning .01%, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Note 4 - Sale of Properties

On April 25, 1997, the Partnership's Local Partnership Interest in Los Caballeros Apartments ("Los Caballeros") was sold to the general partners of Los Caballeros for $100,000, resulting in a gain in the amount of $483,618. No proceeds were used to settle the associated Purchase Money Note and accrued interest thereon which had a total outstanding balance of $3,187,950, resulting in forgiveness of indebtedness income. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $5,000,000.

On June 3, 1996, the property and the related assets and liabilities of Roper Mountain Apartments Ltd. ("Roper Mountain") were sold to a third party for $4,735,000, resulting in a gain in the amount of $1,714,132. The Partnership used $1,227,941 of the net proceeds to settle the associated Purchase Money Note and accrued interest thereon which had a total outstanding balance of $2,304,994, resulting in forgiveness of indebtedness income of $1,077,053.

Note 5 - Commitments and Contingencies

There were no changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K/A-1 for the period ended February 28, 1997.

a)  Certificate of Deposit
The Partnership has a Certificate of Deposit in the amount of $73,594 at August 31, 1997 to secure an overdraft in Town and Country's bank account. The amount of the overdraft was approximately $49,000 at June 30, 1997.

                 CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 August 31, 1997
                                   (Unaudited)


b)  Other Restricted Cash
In addition, the Partnership and/or its subsidiary partnerships may from time to time use a portion of their cash or property to secure operating credit lines. As of August 31, 1997, $130,000 of the Partnership's funds have been so pledged to secure operating credit lines at seven subsidiary partnerships.

Note 6 - Subsequent Event

On March 14, 1996, South Munjoy Associates, Limited ("South Munjoy") entered into a purchase and sale of real estate agreement with Mainland Development Company of Portland, Maine ("Mainland Development") to sell the project for a sales price of approximately $3,000,000, subject to HUD approval and other contingencies. On September 9, 1997, the property and the related assets and liabilities of South Munjoy were sold to Montfort Housing Limited Partnership (which is an affiliate of Mainland Development) for $3,000,000, resulting in a loss in the amount of approximately $300,000. The Partnership used approximately $1,265,000 of the net proceeds to settle the associated Purchase Money Note and accrued interest thereon which had a total outstanding balance of approximately $3,248,000, resulting in forgiveness of indebtedness income of approximately $1,983,000. For financial reporting purposes, this transaction will be reflected in the financial statements in the third quarter coinciding with South Munjoy's fiscal quarter which includes the date of sale. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $3,000,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
The Partnership's primary sources of funds are (i) cash distributions from operations of the Local Partnerships in which the Partnership has invested, (ii) interest earned on funds and (iii) cash in working capital reserves. All of these sources of funds are available to meet the obligations of the Partnership.

During the six months ended August 31, 1997 and 1996, the Partnership received cash flow distributions aggregating approximately $289,000 and $585,000 (which includes approximately $0 and $81,000 held in escrow for expenses relating to refinancings or sales), respectively, of which approximately $173,000 and $303,000 was used to pay interest on the purchase money notes. In addition, the Partnership received proceeds from the sale of its Local Partnership Interest in one Local Partnership and a distribution of proceeds from the sale of a property aggregating approximately $100,000 and $1,953,000, respectively, of which approximately $0 and $1,228,000 was used to pay principal on the Purchase Money Notes.

During the six months ended August 31, 1997, cash and cash equivalents of the Partnership and its forty one consolidated Local Partnerships decreased approximately $1,349,000. This decrease was primarily due to acquisitions of property and equipment ($470,000), principal payments of mortgage notes payable ($978,000) and distributions paid to partners ($1,112,000) which exceeded cash provided by operating activities ($1,127,000) and proceeds from sale of properties ($100,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is gain on sale of properties ($484,000), forgiveness of indebtedness income ($3,188,000) and depreciation ($2,888,000).

The Partnership had a working capital reserve of approximately $1,138,000 and $1,211,000 (which does not include approximately $1,111,000 of net proceeds from sale of properties which was distributed to the limited partners and General Partners in March 1997) at August 31, 1997 and February 28, 1997, respectively, of which approximately $204,000 and $202,000, respectively, was restricted to secure an overdraft in Town and Country's bank account and to secure operating credit lines at seven other Local Partnerships. The working capital reserve is temporarily invested in bank certificates of deposits or money market accounts which can be easily liquidated to meet obligations as they arise. The General Partners believe that the Partnership's reserves, net proceeds from future sales and future cash flow distributions will be adequate for its operating needs, and plans to continue investing available reserves in short term investments. In March 1997, a distribution of approximately $1,100,000 and $11,000 was paid to the limited partners and General Partners, respectively, from net proceeds from the sale of properties.

Partnership management fees owed to the General Partners amounting to approximately $1,324,000 and $936,000 were accrued and unpaid as of August 31, 1997 and February 28, 1997.

Nonrecourse Purchase Money Notes in the original amount of $61,029,115 were issued to the selling partners of the subsidiary partnerships as part of the purchase price, and are secured only by the Partnership's interest in the subsidiary partnership to which the note relates. On June 3, 1996, September 17, 1996 and September 9, 1997, the properties and the related assets and liabilities owned by three subsidiary partnerships were sold to third parties and on August 15, 1996 and on April 25, 1997 the Partnership's Local Partnership Interest in two other Local Partnerships were sold to a third party and the Local Partnership's general partners, respectively. A portion of the net proceeds were used to settle the associated purchase money notes and accrued interest thereon (see below).

The Purchase Money Notes, which provide for simple interest at the rate of 9% per annum through maturity, which will occur during the period July 1998 to December 1999, will not be in default during the basic term (generally fifteen years) if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding subsidiary partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. Any interest not paid currently accrues, without further interest thereon, through the due date of the note. All accrued and unpaid interest must be paid on the due date of the note, unless the Partnership exercises an extension right. Continued accrual of such interest without payment would impact the effective rate of the notes, specifically by reducing the current effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the notes. Unpaid interest of approximately $64,012,000 and $63,427,000 at August 31, 1997 and February 28, 1997, respectively, has been accrued and is included in the caption due to selling partners. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds from the sale or refinancing of the Apartment Complex, or in some cases the Local Partnership Interest to which the Purchase Money Note relates.

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

The local partnerships which receive government assistance are subject to low-income use restrictions which limit the owners ability to sell or refinance the properties. In order to maintain the existing inventory of affordable housing, Congress passed a series of related acts including the Emergency Low Income Preservation Act of 1987, the Low-Income Housing Preservation and Resident Homeownership Act of 1990 (together the "Preservation Acts") and the Housing Opportunity Program Extension Act of 1996 (the "1996 Act"). In exchange for maintaining the aforementioned use restrictions, the Preservation Acts provide financial incentives for owners of government assisted properties. The 1996 Act provides financial assistance by funding the sale of such properties to not-for-profit owners and also restores the owners ability to prepay their HUD mortgage and convert the property to condominiums or market-rate rental housing. Local general partners have filed for incentives under the Preservation Acts or the 1996 Act for the following local partnerships: San Diego - Logan Square Gardens Company, Albuquerque - Lafayette Square Apts. Ltd., Westgate Associates Limited, Riverside Gardens, a Limited Partnership, Pacific Palms, a Limited Partnership, Canton Commons Associates, Rosewood Manor Associates, Bethany Glen Associates and South Munjoy Associates, Ltd. The South Munjoy Associates, Ltd. property was sold on September 9, 1997 (see below). The local general partners of the other properties are either negotiating purchase and sale contracts or exploring their alternatives under the 1996 Act.

Funding for the 1996 Act is subject to appropriations by Congress. Congress did not allocate any funds for preservation for the 1998 fiscal year, effectively ending the preservation effort for the time being. Management is working with the local general partners in an effort to find alternative exit strategies.

The general partners of one subsidiary partnership, Westgate Associates, Limited ("Westgate"), have signed an option agreement to sell the project to the Vermont Housing Finance Agency, subject to HUD approval and other contingencies, on or before December 31, 1998. The Partnership's investment in Westgate was approximately $796,000 at August 31, 1997. Westgate's assets constituted approximately 2% of the consolidated total assets at August 31, 1997.

On March 14, 1996, South Munjoy Associates, Limited ("South Munjoy") entered into a purchase and sale of real estate agreement with Mainland Development Company of Portland, Maine ("Mainland Development") to sell the project for a sales price of approximately $3,000,000, subject to HUD approval and other contingencies. On September 9, 1997, the property and the related assets and liabilities of South Munjoy were sold to Montfort Housing Limited Partnership (which is an affiliate of Mainland Development) for $3,000,000, resulting in a loss in the amount of approximately $300,000. The Partnership used approximately $1,265,000 of the net proceeds to settle the associated Purchase Money Note and accrued interest thereon which had a total outstanding balance of approximately $3,248,000, resulting in forgiveness of indebtedness income of approximately $1,983,000. For financial reporting purposes, this transaction will be reflected in the financial statements in the third quarter coinciding with South Munjoy's fiscal quarter which includes the date of sale. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $3,000,000.

On April 25, 1997, the Partnership's Local Partnership Interest in Los Caballeros Apartments ("Los Caballeros") was sold to the general partners of Los Caballeros for $100,000, resulting in a gain in the amount of $483,618. No proceeds were used to settle the associated Purchase Money Note and accrued interest thereon which had a total outstanding balance of $3,187,950, resulting in forgiveness of indebtedness income. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $5,000,000.

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

Results of Operations
---------------------

The results of operations of the Partnership, as well as the Local Partnerships, excluding Roper Mountain and Keller Plaza, which sold their properties on June 3, 1996 and September 17, 1996, Chickasha and Los Caballeros in which the Partnership's interest was sold on August 15, 1996 and April 25, 1997 and administrative and management-related parties remained fairly consistent during the three and six months ended August 31, 1997 and 1996. Contributing to the relatively stable operations at the Local Partnerships is the fact that a large portion of the Local Partnerships are operating under Government Assistance Programs which provide for rental subsidies and/or reductions of mortgage interest payments under HUD Section 8 and Section 236 Programs.

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

Rental income decreased approximately 7% and 6% for the three and six months ended August 31, 1997 as compared to 1996. Excluding Roper Mountain, Keller Plaza, Chickasha and Los Caballeros, rental income increased approximately 1% for both the three and six months ended August 31, 1997 as compared to 1996 primarily due to rental rate increases.

Total expenses excluding Roper Mountain, Keller Plaza, Chickasha, Los Caballeros and administrative and management-related parties expenses remained fairly consistent with a decrease of approximately 1% and an increase of approximately 1% for the three and six months ended August 31, 1997 as compared to 1996.

Administrative and management-related parties increased approximately $216,000 and $428,000 for the three and six months ended August 31, 1997 as compared to 1996 primarily due to an increase in partnership management fees payable to the General Partners.

Operating expenses decreased approximately $204,000 for the three months ended August 31, 1997 as compared to 1996 primarily due to decreases relating to Roper Mountain, Keller Plaza, Chickasha and Los Caballeros. Excluding Roper Mountain, Keller Plaza, Chickasha and Los Caballeros, such expenses remained fairly consistent with a decrease of approximately 7% for the three months ended August 31, 1997 as compared to 1996.

Taxes and insurance expense and depreciation expense decreased approximately $136,000 and $195,000 and $204,000 and $374,000, respectively, for the three and six months ended August 31, 1997 as compared to 1996 primarily due to decreases relating to Roper Mountain, Keller Plaza, Chickasha and Los Caballeros. Excluding Roper Mountain, Keller Plaza, Chickasha and Los Caballeros, such expenses remained fairly consistent with decreases of approximately 6% and 3%, and 3% and 3%, respectively, for the three and six months ended August 31, 1997 as compared to 1996.

           PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

       The Partnership is a Plaintiff in the Oklahoma County District Court in Oklahoma against Jerry L. Womack and Womack Property Management, Inc., an Oklahoma corporation. In this action entitled Shearson + Related Housing Properties Limited Partnership and Shearson/Related Housing Associates Limited Partnership v. Jerry L. Womack and Womack Property Management, Inc., the Partnership seeks judgment for damages caused by the individual defendant's resignation as general partner of Rolling Meadows of Chickasha, Ltd. (Rolling Meadows), of which the Partnership was a limited partner, and by the corporate defendant's mismanagement of the apartment project owned by Rolling Meadows. The individual defendant has counterclaimed against the Plaintiffs, alleging that they breached an agreement to advance funds to Rolling Meadows sufficient to pay operating losses on the property, thereby damaging such defendant in an amount exceeding $10,000. The corporate defendant has counterclaimed against the Plaintiffs for unpaid management fees and expenses approximating $6,000. Both counterclaims seek costs and attorneys' fees.

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

Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other information

      Paul L. Abbott, ceased to serve as President, Chief Executive Officer and Chief Financial Officer of Government Assisted Properties, Inc. effective September 1, 1997. Effective September 1, 1997, Doreen D. Odell was elected President, Chief Executive Officer and Chief Financial Officer of Government Assisted Properties, Inc.

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


                           CAMBRIDGE + RELATED HOUSING
                         PROPERTIES LIMITED PARTNERSHIP
                                  (Registrant)


                                             By: GOVERNMENT ASSISTED PROPERTIES,
                                                 INC., a General Partner

Date:   October 14, 1997

                                                 By: /s/ Doreen D. Odell
                                                     -------------------
                                                     Doreen D. Odell,
                                                     President


                                            By: RELATED HOUSING PROGRAMS
                                                CORPORATION, a General Partner


Date:   October 14, 1997

                                                By: /s/ Alan P. Hirmes
                                                    ------------------
                                                    Alan P. Hirmes,
                                                    Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf by the registrant and in the capacities and on the dates indicated:

     Signature                         Title                          Date
-------------------------        --------------------             --------------

                                 Vice President
                                 (principal financial
                                 officer) of
/s/ Alan P. Hirmes               Related Housing
-------------------------        Programs
Alan P. Hirmes                   Corporation                       Oct. 14, 1997


                                 Treasurer (principal
                                 accounting officer) of
/s/ Richard A. Palermo           Related Housing
-------------------------        Programs
Richard A. Palermo               Corporation                       Oct. 14, 1997


                                 President, Chief
                                 Executive Officer
                                 (principal executive
                                 officer) and Chief
/s/ Doreen D. Odell              Financial Officer of
-------------------------        Government Assisted
Doreen D. Odell                  Properties, Inc.                  Oct. 14, 1997