Form 10-Q
period 1997-11-30
CAMBRIDGE RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
filed 1998-01-09
CIK 718915

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

 |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1997

                                       OR

____   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-12634

                           CAMBRIDGE + RELATED HOUSING
                         PROPERTIES LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

              Massachusetts                   13-3161322
              -------------                   ----------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)

625 Madison Avenue, New York, New York               10022
--------------------------------------               -----
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

Item 1.  Financial Statements

                 CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                             ===========      ============
                                             November 30,     February 28,
                                                 1997             1997
                                             -----------      ------------

ASSETS

Property and equipment, net of
  accumulated depreciation of
  $81,278,098 and $80,183,677,
  respectively                               $85,303,658      $93,530,519
Cash and cash equivalents                      4,691,576        5,981,506
Certificates of deposit                          204,545          201,986
Cash - restricted for tenants'
  security deposits                            1,044,383        1,082,255
Mortgage escrow deposits                       8,035,719        8,098,227
Rents receivable                                 397,245          303,172
Prepaid expenses and other assets              1,440,888        1,164,356
                                             -----------     ------------
  Total assets                              $101,118,014     $110,362,021
                                             ===========     ============

LIABILITIES AND PARTNERS' DEFICIT
Liabilities:

  Mortgage notes payable                    $ 59,707,841     $ 63,599,388
  Purchase money notes payable
   (Note 2)                                   54,009,956       56,929,115
  Due to selling partners (Note 2)            63,597,860       63,552,033
  Accounts payable, accrued expenses
   and other liabilities                       4,595,368        4,448,032
  Tenants' security deposits payable           1,044,383        1,082,255
  Due to general partners of
   subsidiaries and their affiliates             586,160        1,152,253
  Due to general partners and
   affiliates                                  1,390,489        1,742,027
  Distribution payable                                 0        1,111,554
                                             -----------     ------------
  Total liabilities                          184,932,057      193,616,657
                                             -----------      -----------
Minority interest                                 59,878           80,374
Commitments and contingencies (Note 5)       -----------      -----------
Partners' deficit:
  Limited partners                           (82,586,651)     (82,053,129)
  General partners                            (1,287,270)      (1,281,881)
                                            ------------     ------------
  Total partners' deficit                    (83,873,921)     (83,335,010)
                                            ------------     ------------
Total liabilities and partners' deficit     $101,118,014     $110,362,021
                                            ============     ============

          See Accompanying Notes to Consolidated Financial Statements

                 CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                         ==================        ==================
                         Three Months Ended        Nine Months  Ended
                             November 30,             November 30,
                         ------------------        ------------------
                         1997        1996 *        1997          1996 *
                         ----       ------         ----         ------
Revenues
  Rentals, net        $6,888,566  $7,371,246  $20,896,535    $22,284,296
  Other                  209,248     225,871      686,263        715,097
  Gain (loss) on sale
   of properties
   (Note 4)             (254,466)  5,319,969      229,152      7,034,101
                        ---------  ---------   ----------     ----------
  Total revenues       6,843,348  12,917,086   21,811,950     30,033,494
                        ---------  ---------   ----------     ----------
Expenses
  Administrative and
   management          1,115,204   1,335,407    3,726,841      3,999,671
  Administrative
   and management-
   related parties
   (Note 3)               635,452    454,565    2,020,549      1,411,318
  Operating             1,000,679  1,096,085    3,514,051      3,767,851
  Repairs and
   maintenance          1,869,079  2,066,999    5,562,010      5,876,051
  Taxes and
   insurance              961,928  1,004,723    2,803,592      3,050,451
  Interest              1,802,724  1,887,379    5,571,277      6,041,065
  Depreciation          1,424,401  1,590,844    4,312,826      4,852,878
                        ---------  ---------   ----------     ----------
  Total expenses        8,809,467  9,436,002   27,511,146     28,999,285
                        ---------  ---------   ----------     ----------
                       (1,966,119) 3,481,084   (5,699,196)     1,034,209

Minority interest
  in (income) loss of
  subsidiaries            (10,835)        71      (10,588)         1,535
                        ---------  ---------   ----------     ----------
Income (loss) before
extraordinary item     (1,976,954) 3,481,155   (5,709,784)     1,035,744

Extraordinary item-
  forgiveness of
  indebtedness
  income (Note 4)       1,982,923  4,130,987    5,170,873     5,208,040
                        ---------  ---------   ----------     ----------

Net income
  (loss)              $     5,969 $7,612,142   $ (538,911)   $6,243,784
                      =========== ==========   ==========    ==========


*Reclassified for comparative purposes
          See Accompanying Notes to Consolidated Financial Statements

                 CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                   Consolidated Statement of Partners' Deficit
                                   (Unaudited)

                            =================================
                                        Limited      General
                            Total       Partners     Partners
                            ---------------------------------

Balance-
 March 1, 1997         $(83,335,010) $(82,053,129) $(1,281,881)
Net loss-
 nine months ended
 November 30, 1997         (538,911)     (533,522)      (5,389)
                        -----------   -----------  -----------
Balance-
 November 30, 1997     $(83,873,921) $(82,586,651) $(1,287,270)
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

                                            ======================
                                              Nine Months Ended
                                                November 30,
                                            ----------------------
                                            1997            1996 *
                                            ----------------------
Cash flows from operating activities:
Net income (loss)                       $  (538,911)   $6,243,784
                                           ---------   ----------
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
Gain on sale of properties (Note 4)        (229,152)   (7,034,101)
Extraordinary item - forgiveness
  of indebtedness income (Note 4)        (5,170,873)   (5,208,040)
Depreciation                              4,312,826     4,852,878
Minority interest in income (loss)
  of subsidiaries                            10,588        (1,535)
(Increase) decrease in cash-restricted
  for tenants' security deposits             (6,073)       16,448
Increase in mortgage escrow deposits       (242,105)     (617,123)
Increase in rents receivable                (97,783)      (15,234)
Increase in prepaid
  expenses and other assets                (334,988)     (453,860)
Increase in due to selling partners       3,735,764     4,005,190
Payments to selling partners               (173,488)   (1,319,366)
Increase in accounts
  payable, accrued expenses and
  other liabilities                         189,712       198,645
Increase in tenants' security
  deposits payable                           28,873        13,783
Increase in due to
  general partners of subsidiaries
  and their affiliates                      189,986       211,418
Decrease in due to general partners
  of subsidiaries and their affiliates     (281,587)     (123,023)
(Decrease) increase in due to
  general partners and affiliates          (351,538)      198,374
                                          ---------    ----------
Total adjustments                         1,580,162    (5,275,546)
                                          ---------    ----------

Net cash provided by
  operating activities                    1,041,251       968,238
                                          ---------    ----------



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

                                           ========================
                                              Nine Months Ended
                                                November 30,
                                           ------------------------
                                            1997             1996 *
                                           ------------------------
Cash flows from investing activities:
(Increase) decrease in certificates
  of deposit                               (2,559)          53,876
Proceeds from sale of properties        2,983,756       13,096,696
Acquisitions of property and
  equipment                              (695,165)        (686,277)
                                       ----------       ----------

Net cash provided by
  investing activities                  2,286,032       12,464,295
                                        ---------       ----------

Cash flows from financing activities:
Principal payments of mortgage
  notes payable                        (2,209,840)      (6,621,081)
Decrease in minority interest             (31,084)          (4,231)
Distributions paid to partners         (1,111,554)               0
Principal payment of purchase
  money notes payable                  (1,264,735)      (3,227,941)
                                       ----------       -----------

Net cash used in financing activities  (4,617,213)      (9,853,253)
                                       ----------       -----------

Net increase (decrease) in cash and
  cash equivalents                     (1,289,930)       3,579,280

Cash and cash equivalents at
  beginning of period                   5,981,506        4,277,246
                                        ---------        ---------

Cash and cash equivalents at
  end of period                        $4,691,576       $7,856,526
                                        =========       ==========



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

                                            =======================
                                              Nine Months Ended
                                                November 30,
                                            -----------------------
                                            1997             1996 *
                                            -----------------------
Supplemental disclosures of noncash
activities:

 Forgiveness of indebtedness
   Decrease in purchase money
    notes payable                        (1,654,424)      (872,059)
   Decrease in due to selling
    partners                             (3,516,449)    (2,567,181)
   Decrease in Mortgage notes
    payable                                       0     (1,083,352)
Decrease in accounts payable
    accrued expenses and other
    liabilities                                   0       (685,448)
Summarized below are the
   components of the gain
   on sale of properties:
   Decrease in property and
    equipment, net of accumulated
    depreciation                          4,609,200     7,619,768
   Decrease in cash-restricted for
    tenants' security deposits               43,945        52,949
   Decrease in mortgage escrow
    deposits                                304,613        15,854
   Decrease in rents receivable               3,710         6,858
   Decrease in prepaid expenses and
    other assets                             58,456        93,453
   Decrease in mortgage notes
    payable                              (1,681,707)            0
   Decrease in accounts payable,
    accrued expenses and other
    liabilities                             (42,376)   (1,643,107)
   Decrease in tenants' security
    deposits payable                        (66,745)      (83,180)
   Decrease in due to general
    partners of subsidiaries and
    their affiliates                       (474,492)            0

*Reclassified for comparative purposes
          See Accompanying Notes to Consolidated Financial Statements

                 CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                November 30, 1997
                                   (Unaudited)

Note 1 - General

The consolidated financial statements for the nine months ended November 30, 1997 include the accounts of Cambridge + Related Housing Properties Limited Partnership, a Massachusetts limited partnership (the "Partnership") and forty one subsidiary partnerships ("subsidiary partnerships" or "Local Partnerships"), one of which only has activity through the date of sale of the Partnership's interest on April 25, 1997 and one of which only has activity through the date of sale of the property and the related assets and liabilities on September 9, 1997 (see Note 4). The consolidated financial statements for the nine months ended November 30, 1996 include the accounts of the Partnership and forty four subsidiary partnerships, two of which only have activity through the date of sale of their properties and the related assets and liabilities on June 3, 1996 and September 17, 1996 and one of which only has activity through the date of sale of the Partnership's interest on August 15, 1996 (see Note 4). The Partnership is a limited partner, with an ownership interest of 98.99% in each of the subsidiary partnerships. Through the rights of the Partnership and/or a General Partner, which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary local partnerships.

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $1,000 and $0 and $6,500 and $5,600 for the three and nine months ended No-

                 CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                November 30, 1997
                                   (Unaudited)

vember 30, 1997 and 1996, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any.

These unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K/A-1 for the year ended February 28, 1997. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of November 30, 1997, the results of operations for the three and nine months ended November 30, 1997 and 1996 and cash flows for the nine months ended November 30, 1997 and 1996. However, the operating results for the nine months ended November 30, 1997 may not be indicative of the results for the year.

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

The Purchase Money Notes, which provide for simple interest at the rate of 9% per annum through maturity, which will occur during the period July 1998 to December 1999, will not be in de

                 CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                November 30, 1997
                                   (Unaudited)

fault during the basic term (generally fifteen years) if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding subsidiary partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. Any interest not paid currently accrues, without further interest thereon, through the due date of the note. All accrued and unpaid interest must be paid on the due date of the note, unless the Partnership exercises an extension right. Continued accrual of such interest without payment would impact the effective rate of the notes, specifically by reducing the current effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the notes. Unpaid interest of $63,472,812 and $63,426,985 at November 30, 1997 and February 28, 1997,
respectively, has been accrued and is included in the caption due to selling partners. In general, the interest on and the principal of each Purchase Money
Note is also payable to the extent of the Partnership's actual receipt of proceeds from the sale or refinancing of the Apartment Complex, or in some cases the Local Partnership Interest to which the Purchase Money Note relates.

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

During the nine months ended November 30, 1997 and 1996, the Partnership received cash flow distributions aggregating $307,277 and $737,827 (which includes $0 and $80,546 held in escrow for

                 CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                November 30, 1997
                                   (Unaudited)

expenses relating to refinancings or sales), respectively, of which $200,684 and $302,500 was used to pay interest on the purchase money notes. In addition, the Partnership received proceeds from the sale of its Local Partnership Interest in one Local Partnership and a distribution of proceeds from the sale of a property aggregating $2,135,762 and the Partnership received proceeds from the sale of its Local Partnership Interest in one Local Partnership and the distribution of proceeds from the sale of two properties aggregating $7,987,137, respectively, of which $1,264,735 and $4,244,806 was used to pay principal on the Purchase Money Notes.

Note 3 - Related Party Transactions

The costs incurred to related parties for the three and nine months ended November 30, 1997 and 1996 were as follows:

                         Three Months Ended     Nine Months Ended
                             November 30,          November 30,
                         ------------------     -----------------
                          1997        1996      1997         1996
                         ------------------     -----------------
Partnership
 management
 fees (a)               $241,500   $ 30,413   $724,500   $  91,238
Expense
 reimburse-
 ment (b)                 11,017     42,500    141,642     152,363
Property
 management
 fees (c)                375,935    374,652  1,134,407   1,147,717
Local administra-
 tive fee (d)              7,000      7,000     20,000      20,000
                        --------   --------  ---------  ----------

                        $635,452   $454,565 $2,020,549  $1,411,318
                        ========   ========  =========  ==========

(a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's general partners and affiliates. Partnership management fees owed to the General Partners amounting to approximately $495,722 and $936,000 were accrued and unpaid as of November 30, 1997 and February 28, 1997.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf.

                 CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                November 30, 1997
                                   (Unaudited)

The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the Related General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance.

(c) Property management fees incurred by Local Partnerships to affiliates of the Local Partnerships amounted to $375,935 and $374,652 and $1,134,407 and $1,147,717 for the three and nine months ended November 30, 1997 and 1996, respectively. Of such fees $62,916 and $67,876 and $197,734 and $226,247, respectively, were incurred to a company which is also an affiliate of the Related General Partner.

(d) Cambridge/Related Housing Associates Limited Partnership, the special limited partner of each of the subsidiary partnerships, owning .01%, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Note 4 - Sale of Properties

On March 14, 1996, South Munjoy Associates, Limited ("South Munjoy") entered into a purchase and sale of real estate agreement with Mainland Development Company of Portland, Maine ("Mainland Development") to sell the project for a sales price of $3,000,000, subject to HUD approval and other contingencies. On September 9, 1997, the property and the related assets and liabilities of South Munjoy were sold to Montfort Housing Limited Partnership (which is an affiliate of Mainland Development) for $3,000,000, resulting in a loss in the amount of $254,466. The Partnership used $1,264,735 of the net proceeds to settle the associated Purchase Money Note and accrued interest thereon which had a total outstanding balance of $3,247,658, resulting in forgiveness of indebtedness income of $1,982,923. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $3,000,000.

On April 25, 1997, the Partnership's Local Partnership Interest in Los Caballeros Apartments ("Los Caballeros") was sold to the general partners of Los Caballeros for $100,000, resulting in a gain in the amount of $483,618. No proceeds were used to settle the associated Purchase Money Note and accrued interest thereon which had a total outstanding balance of $3,187,950, resulting in

                 CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                November 30, 1997
                                   (Unaudited)

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

On September 17, 1996, the property and the related assets and liabilities of Oakland-Keller Plaza ("Keller Plaza") were sold to a third party for $8,800,000 resulting in net proceeds of $6,033,731 to the Partnership after repayment of the first mortgage owed to HUD and expenses of the sale. For financial reporting purposes a gain on the sale of property in the amount of $4,847,249 was realized. The Partnership used $3,426,795 of the net proceeds to settle the associated purchase money note and accrued interest which had a total outstanding balance of $4,065,887 resulting in forgiveness of indebtedness income of $639,092.

                 CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                November 30, 1997
                                   (Unaudited)


Note 5 - Commitments and Contingencies

There were no changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K/A-1 for the period ended February 28, 1997.

a)  Certificate of Deposit
The Partnership has a Certificate of Deposit in the amount of $74,545 at November 30, 1997 to secure an overdraft in Town and Country's bank account. The amount of the overdraft was approximately $52,000 at September 30, 1997.

b)  Other Restricted Cash
In addition, the Partnership and/or its subsidiary partnerships may from time to time use a portion of their cash or property to secure operating credit lines. As of November 30, 1997, $130,000 of the Partnership's funds have been so pledged to secure operating credit lines at seven subsidiary partnerships.

Note 6 - Subsequent Events

On December 12, 1997, the Partnership's limited partnership interest in Clinton Plaza Apartments Limited Partnership and Clinton Plaza Apartments #2 Limited Partnership (together the "Clintons") were sold to the general partners of the Clintons for $1,673,400, resulting in a loss in the amount of approximately $2,800,000. No proceeds were used to settle the associated Purchase Money Notes and accrued interest which had a total outstanding balance of $9,689,980, resulting in forgiveness of indebtedness income. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $11,200,000.

On December 12, 1997, the Partnership limited partnership interest in Grosvenor South Apartments Limited Partnership and Grosvenor South Apartments #2 Limited Partnership (together, the "Grosvenors") were sold to the general partners of the Grosvenors for $1,114,300, resulting in a loss in the amount of approximately $1,400,000. No proceeds were used to settle the associated Purchase Money Notes and accrued interest which had a total outstanding balance of $5,058,313, resulting in forgiveness of indebtedness income. For tax purpose the entire gain to be realized by the Partnership is anticipated to be approximately $6,200,000.

               CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                November 30, 1997
                                   (Unaudited)

On November 1, 1997, the Riverside Gardens and Cudahy Gardens partnerships entered into an arms length agreement to sell the properties to the same third-party purchaser. The purchase price for Riverside Gardens and Cudahy Gardens is approximately $1,900,000 and $300,000, respectively, and is payable in cash above the existing mortgage indebtedness. The cash proceeds will be used to redeem the Purchase Money Note at a discount and the balance will be distributed to the Partnership. It is anticipated that the transaction will close before March 1998, however no assurance can be given that the transaction will be consummated.

Oklahoma City-Town and Country Village Apartments, Ltd. ("Country") and Northbrook III, Ltd. ("Northbrook") are currently under contract of sale to a third party. The purchase price for Country and Northbrook are approximately $3,200,000 and $2,000,000, respectively. The closing is scheduled for January 16, 1998, though no assurance can be given that the sale will be consummated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------
The Partnership's primary sources of funds are (i) cash distributions from operations of the Local Partnerships in which the Partnership has invested, (ii) interest earned on funds and (iii) cash in working capital reserves. All of these sources of funds are available to meet the obligations of the Partnership.

During the nine months ended November 30, 1997 and 1996, the Partnership received cash flow distributions aggregating approximately $307,000 and $738,000 (which includes approximately $0 and $81,000 held in escrow for expenses relating to refinancings or sales), respectively, of which approximately $201,000 and $303,000 was used to pay interest on the purchase money notes. In addition, the Partnership received proceeds from the sale of its Local Partnership Interest in one Local Partnership and a distribution of proceeds from the sale of a property aggregating approximately $2,135,762 and $7,987,137, respectively, of which approximately $1,264,735 and $4,244,806 was used to pay principal on the Purchase Money Notes.

During the nine months ended November 30, 1997, cash and cash equivalents of the Partnership and its forty one consolidated Local Partnerships decreased approximately $1,290,000. This decrease was primarily due to acquisitions of property and equipment ($695,000), principal payments of mortgage notes payable ($2,210,000), purchase money notes payable ($1,265,000) and distributions paid to partners ($1,112,000) which exceeded cash provided by operating activities ($1,041,000) and proceeds from sale of properties ($2,984,000). The gross amount of cash provided by operating activities was reduced by the payment of certain accrued and unpaid management fees to the general partners. Included in the adjustments to reconcile the net loss to cash provided by operating activities is gain on sale of properties ($229,000), forgiveness of indebtedness income ($5,171,000) and depreciation ($4,313,000).

The Partnership had a working capital reserve of approximately $654,000 and $1,211,000 (which does not include approximately $1,111,000 of net proceeds from sale of properties which was distributed to the limited partners and General Partners in March 1997) at November 30, 1997 and February 28, 1997, respectively, of which approximately $205,000 and $202,000, respectively, was restricted to secure an overdraft in Town and Country's bank account and to secure operating credit lines at seven other Local Partnerships. The working capital reserve is temporarily invested in bank certificates of deposits or money market accounts which can be easily liquidated to meet obligations as they arise. The General Partners believe that the Partnership's reserves, net proceeds from future sales and future cash flow distributions will be adequate for its operating needs, and plans to continue investing available reserves in short term investments. In March 1997, a distribution of approximately $1,100,000 and $11,000 was paid to the limited partners and General Partners, respectively, from net proceeds from the sale of properties.

Partnership management fees owed to the General Partners amounting to approximately $496,000 and $936,000 were accrued and unpaid as of November 30, 1997 and February 28, 1997.

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

The Purchase Money Notes, which provide for simple interest at the rate of 9% per annum through maturity, which will occur during the period July 1998 to December 1999, will not be in default during the basic term (generally fifteen years) if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding subsidiary partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. Any interest not paid currently accrues, without further interest thereon, through the due date of the note. All accrued and unpaid interest must be paid on the due date of the note, unless the Partnership exercises an extension right. Continued accrual of such interest without payment would impact the effective rate of the notes, specifically by reducing the current effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the notes. Unpaid interest of approximately $63,473,000 and $63,427,000 at November 30, 1997 and February 28, 1997, respectively, has been accrued and is included in the caption due to selling partners. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds from the sale or refinancing of the Apartment Complex, or in some cases the Local Partnership Interest to which the Purchase Money Note relates.

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

The general partners of one subsidiary partnership, Westgate Associates, Limited ("Westgate"), have signed an option agreement to sell the project to the Vermont Housing Finance Agency, subject to HUD approval and other contingencies, on or before December 31, 1998. The Partnership's investment in Westgate was approximately $821,000 at November 30, 1997. Westgate's assets constituted approximately 2% of the consolidated total assets at November 30, 1997.

On March 14, 1996, South Munjoy Associates, Limited ("South Munjoy") entered into a purchase and sale of real estate agreement with Mainland Development Company of Portland, Maine ("Mainland Development") to sell the project for a sales price of approximately $3,000,000, subject to HUD approval and other contingencies. On September 9, 1997, the property and the related assets and liabilities of South Munjoy were sold to Montfort Housing Limited Partnership (which is an affiliate of Mainland Development) for $3,000,000, resulting in a loss in the amount of $254,466. The Partnership used $1,264,735 of the net proceeds to settle the associated Purchase Money Note and accrued interest thereon which had a total outstanding balance of $3,247,658, resulting in forgiveness of indebtedness income of $1,982,923. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $3,000,000.

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

On December 12, 1997, the Partnership's limited partnership interest in Clinton Plaza Apartments Limited Partnership and Clinton Plaza Apartments #2 Limited Partnership (together the "Clintons") were sold to the general partners of the Clintons for $1,673,400, resulting in a loss in the amount of approximately $2,800,000. No proceeds were used to settle the associated Purchase Money Notes and accrued interest which had a total outstanding balance of $9,689,980, resulting in forgiveness of indebt-edness income. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $11,200,000.

On December 12, 1997, the Partnership limited partnership interest in Grosvenor South Apartments Limited Partnership and Grosvenor South Apartments #2 Limited Partnership (together, the "Grosvenors") were sold to the general partners of the Grosvenors for $1,114,300, resulting in a loss in the amount of approximately $1,400,000. No proceeds were used to settle the associated Purchase Money Notes and accrued interest which had a total outstanding balance of $5,058,313, resulting in forgiveness of indebtedness income. For tax purpose the entire gain to be realized by the Partnership is anticipated to be approximately $6,200,000.

On November 1, 1997, the Riverside Gardens and Cudahy Gardens partnerships entered into an arms length agreement to sell the properties to the same third-party purchaser. The purchase price for Riverside Gardens and Cudahy Gardens is approximately $1,900,000 and $300,000, respectively, and is payable in cash above the existing mortgage indebtedness. The cash proceeds will be used to redeem the Purchase Money Note at a discount and the balance will be distributed to the Partnership. It is anticipated that the transaction will close before March 1998, however no assurance can be given that the transaction will be consummated.

Oklahoma City-Town and Country Village Apartments, Ltd. ("Country") and Northbrook III, Ltd. ("Northbrook") are currently under contract of sale to a third party. The purchase price for Country and Northbrook are approximately $3,200,000 and $2,000,000, respectively. The closing is scheduled for January 16, 1998, though no assurance can be given that the sale will be consummated.

For a discussion of contingencies affecting certain Local Partnerships, see Note 5 to the financial statements. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way.

Management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. How-ever, the geographic diversifications of the portfolio may not protect against a general downturn in the national economy.

Results of Operations
---------------------

The results of operations of the Partnership, as well as the Local Partnerships, excluding Roper Mountain, Keller Plaza and South Munjoy, which sold their properties on June 3, 1996, September 17, 1996 and September 9, 1997, Chickasha and Los Caballeros in which the Partnership's interest was sold on August 15, 1996 and April 25, 1997 and administrative and management-related parties remained fairly consistent during the three and nine months ended November 30, 1997 and 1996. Contributing to the relatively stable operations at the Local Partnerships is the fact that a large portion of the Local Partnerships are operating under Government Assistance Programs which provide for rental subsidies and/or reductions of mortgage interest payments under HUD Section 8 and Section 236 Programs.

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

Rental income decreased approximately 7% and 6% for the three and nine months ended November 30, 1997 as compared to 1996. Excluding Roper Mountain, Keller Plaza, Chickasha, Los Caballeros and South Munjoy, rental income increased less than 1% and approximately 1% for the three and nine months ended November 30, 1997 as compared to 1996 primarily due to rental rate increases.

Total expenses excluding Roper Mountain, Keller Plaza, Chickasha, Los Caballeros and South Munjoy and administrative and management-related parties expenses remained fairly consistent with a decrease of approximately 2% and a decrease of less than 1% for the three and nine months ended November 30, 1997 as compared to 1996.

Administrative and management-related parties increased approximately $181,000 and $609,000 for the three and nine months ended November 30, 1997 as compared to 1996 primarily due to an increase in partnership management fees payable to the General Partners.

Administrative and management expenses decreased approximately $220,000 for the three months ended November 30, 1997 as compared to 1996 primarily due to decreases relating to Roper Mountain, Keller Plaza, Chickasha, Los Caballeros and South Munjoy. Excluding Roper Mountain, Keller Plaza, Chickasha, Los Caballeros and South Munjoy, such expenses remained fairly consistent with a decrease of approximately $119,000 for the three months ended November 30, 1997 as compared to 1996.

Depreciation expense decreased approximately $166,000 and $540,000, respectively, for the three and nine months ended November 30, 1997 as compared to 1996 primarily due to decreases relating to Roper Mountain, Keller Plaza, Chickasha, Los Caballeros and South Munjoy. Excluding Roper Mountain, Keller Plaza, Chickasha, Los Caballeros and South Munjoy, such expenses remained fairly consistent with decreases of approximately 5% and 4%, respectively, for the three and nine months ended November 30, 1997 as compared to 1996.

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

Item 2.    Changes in Securities - None

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission  of  Matters  to a Vote of  Security
Holders - None

Item 5.    Other information

       On November 25, 1997, an affiliate of Related Housing Programs Corporation ("RHPC') the general partner of the Partnership, purchased 100% of the stock of Government Assisted Properties, Inc. ("GAP"), the other general partner of the Partnership (the "Transfer"). In addition to the Transfer, an affiliate of RHPC also acquired GAP's general partner interest in Cambridge/Related Housing Associates Limited Partnership, the special limited partner of the Partnership. Pursuant to the Partnership's Amended and Restated Partnership Agreement, the consent of the limited partners was not required to approve the Transfer. In connection with the Transfer, the Partnership paid to GAP the accrued asset management fees owed to GAP in the aggregate amount of $1,000,814. See Note 3 - Related Party Transactions to the Financial Statements included in Part I of this Form 10-Q.

Item 6.    Exhibits and Reports on Form 8-K

       (a) Exhibits:

           27 Financial Data Schedule (filed herewith)

       (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter. However, a report on Form 8-K dated November 25, 1997 was filed by the Partnership on December 5, 1997 which reported in Item 1. the Transfer referred to in Item 5. Other Information of this Form 10-Q.

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

                           CAMBRIDGE + RELATED HOUSING
                         PROPERTIES LIMITED PARTNERSHIP
                                  (Registrant)

                     By: GOVERNMENT ASSISTED PROPERTIES,
                         INC., a General Partner

Date: January 8, 1998

                       By: /s/ Alan P. Hirmes
                           ------------------
                           Alan P. Hirmes,
                           Vice President and
                           Principal Financial Officer

Date: January 8, 1998

                       By: /s/ Glenn F. Hopps
                           ------------------
                           Glenn F. Hopps,
                           Treasurer and
                           Principal Accounting Officer

                       By: RELATED HOUSING PROGRAMS
                           CORPORATION, a General Partner

Date: January 8, 1998

                       By: /s/ Alan P. Hirmes
                           ------------------
                           Alan P. Hirmes,
                           Vice President and
                           Principal Financial Officer

Date: January 8, 1998

                       By: /s/ Glenn F. Hopps
                           ------------------
                           Glenn F. Hopps,
                           Treasurer and
                           Principal Accounting Officer