Form 10-K
period 1998-02-28
CAMBRIDGE RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
filed 1998-05-22
CIK 718915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended February 28, 1998
                                       OR

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Park III of this Form 10-K or any amendment to this Form 10-K. [X]
               DOCUMENTS INCORPORATED BY REFERENCE
  None
Page 1 of 187

                                     PART I

Item 1.  Business.

General

Cambridge + Related Housing Properties Limited Partnership (the "Partnership") is a limited partnership which was formed under the laws of the Commonwealth of Massachusetts on April 28, 1983. The general partners of the Partnership are Government Assisted Properties, Inc. (the "Assisted General Partner") and Related Housing Programs Corporation (the "Related General Partner"), both of which are Delaware corporations affiliated with an affiliate of The Related Companies, L.P. ("Related"), a New York limited partnership, and Cambridge/Related Housing Associates Limited Partnership ("Cambridge Related Associates"), a Massachusetts limited partnership, (together the "General Partners"). The general partners of Cambridge Related Associates are the Assisted General Partner and the Related General Partner. The General Partners manage and control the affairs of the Partnership. See Item 10, Directors and Executive Officers of the Registrant, below.

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

Investment Objectives/Government Incentives

The Partnership was formed to invest, as a limited partner, in other limited partnerships (referred to herein as "Local Partnerships" or "subsidiary partnerships"), each of which owns and operates an existing residential housing development (an "Apartment Complex") which is receiving some form of local, state or federal assistance, such as mortgage insurance, rental assistance payments, permanent mortgage financing and/or interest reduction payments ("Government Assistance"). The Partnership's investment objectives are to:

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

Investments

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

Purchase Money Notes

Nonrecourse Purchase Money Notes in the original amount of $61,029,115 were issued to the selling partners of the subsidiary partnerships as part of the purchase price and are secured only by the Partnership's interest in the subsidiary partnership to which the note relates.

The Purchase Money Notes, which provide for simple interest at the rate of 9% per annum through maturity, which will occur during the period July 1998 to December 1999, will not be in default during the basic term (generally fifteen years) if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding subsidiary partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. Any interest not paid currently accrues, without further interest thereon, through the due date of the note. All accrued and unpaid interest must be paid on the due date of the note, unless the Partnership exercises an extension right. Continued accrual of such interest without payment would impact the effective rate of the notes, specifically by reducing the current effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the notes. Unpaid interest of $54,826,676 and $63,426,985 at February 28, 1998 and 1997, respectively, has been accrued and is included in the caption due to selling partners. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds from the sale or refinancing of the Apartment Complex, or in some cases the Local Partnership Interest to which the Purchase Money Note relates.

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

Government Programs and Regulations

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

The Local Partnerships which receive government assistance are subject to low-income use restrictions which limited the owners' ability to sell or refinance the properties. In order to maintain the existing inventory of affordable housing, Congress passed a series of related acts including the Emergency Low Income Preservation Act of 1987, the Low-Income Housing Preservation and Resident Homeownership Act of 1990 (together the "Preservation Acts") and the Housing Opportunity Program Extension Act of 1996 (the "1996 Act"). In exchange for maintaining the aforementioned use restrictions, the Preservation Acts provide financial incentives for owners of government assisted properties. The 1996 Act provides financial assistance by funding the sale of such properties to not-for-profit owners and also restores the owners ability to prepay their HUD mortgage and convert the property to condominiums or market-rate rental housing. Local general partners have filed for incentives under the Preservation Acts or the 1996 Act for the following local partnerships: San Diego - Logan Square Gardens Company, Albuquerque - Lafayette Square Apts. Ltd., Westgate Associates Limited, Riverside Gardens, a Limited Partnership, Pacific Palms, a Limited Partnership, Canton Commons Associates, Rosewood Manor Associates, Bethany Glen Associates and South Munjoy Associates, Ltd. The South Munjoy Associates, Ltd. property and the Riverside Gardens limited partnership were sold on September 9, 1997 and April 27, 1998, respectively. The local general partners of the other properties are either negotiating purchase and sale contracts or exploring their alternatives under the 1996 Act.

Funding for the 1996 Act is subject to appropriations by Congress. Congress funded $624 million in fiscal year 1996 for the preservation of housing. Congress had funded approximately $325 million for preservation for 1997 fiscal year. Congress did not allocate any funds for preservation for the 1998 fiscal year, effectively ending the preservation effort for the time being. Management is working with the local general partners in an effort to find alternative exit strategies.

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

Several industry sources have commented to HUD and Congress that in the event the ACPA was fully enacted in its present form, the reduction in mortgage indebtedness would be considered taxable income to owners such as the limited partners in the Partnership. The regulations governing the "marked to market" transition has yet to be released; in the interim, HUD has agreed to short term extensions of any expiring project-based Section 8 contracts, but there is no guarantee that such extensions will be available in the future.

In September 1997, Congress enacted the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA") which provides for the renewal of Section 8 Housing Assistance Payments Contracts ("Section 8 Contracts") to be based upon market rentals instead of the above-market rentals which is generally the case under existing Section 8 Contracts. As a result, Section 8 Contracts that are renewed in the future in projects insured by the Federal Housing Administration ("FHA") may not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. MAHRAA also provides for the restructuring of these mortgage loans so that the annual debt service on the restructured loan (or loans) can be supported by
Section 8 rents established at the market rents. The restructured loans will be held by the current lender or another lender. There can be no assurance that a property owner will be permitted to restructure its mortgage indebtedness pursuant to the new rules implementing MAHRAA or that an owner would choose to restructure the mortgage if it were able to participate. MAHRAA is supposed to go into effect on October 28, 1988; regulations implementing the program must be issued prior to that time. It should be noted that there are many uncertainties as to the economic and tax impact on a property owner because of the combination of the reduced Section 8 contract rents and the restructuring of the existing FHA-insured mortgage loan under MAHRAA.

Sales of Underlying Properties/Local Partnership Interests

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

Rolling Meadows of Chickasha ("Chickasha"), a subsidiary partnership, had previously filed a petition under Chapter 11 of the Bankruptcy Code ("Chapter 11") which had been dismissed. HUD notified Chickasha that it intended to commence foreclosure proceedings. Chickasha was in default and under HUD control as a mortgagee in possession. On August 15, 1996, the Partnership's limited partnership interest in Chickasha was sold to a third party for $75,000, resulting in a gain in the amount of $472,720 and forgiveness of indebtedness income of $1,768,800 as a result of forgiveness of the mortgage note payable to HUD and accrued interest thereon. No proceeds were used to settle the associated purchase money note and accrued interest which had a total outstanding balance of $1,723,095. Therefore the entire forgiveness of indebtedness income realized by the Partnership from this transaction is $3,491,895.

On September 17, 1996, the property and the related assets and liabilities of Oakland-Keller Plaza ("Keller Plaza") were sold to a third party for $8,800,000 resulting in a gain in the amount of $4,937,099. The Partnership used $3,472,792 of the net proceeds to settle the associated Purchase Money Note and accrued interest which had a total outstanding balance of $4,065,887 resulting in forgiveness of indebtedness income of $593,095. In 1997, additional proceeds were received and paid to the Purchase Money Note Holder resulting in a decrease in the forgiveness of indebtedness income of $65,567.

On April 25, 1997, the Partnership's Local Partnership Interest in Los Caballeros Apartments ("Los Caballeros") was sold to the general partners of Los Caballeros for $100,000, resulting in a gain in the amount of $501,309. No proceeds were used to settle the associated Purchase Money Note and accrued interest thereon which had a total outstanding balance of $3,187,950, resulting in forgiveness of indebtedness income.

On March 14, 1996, South Munjoy Associates, Limited ("South Munjoy") entered into a purchase and sale of real estate agreement with Mainland Development Company of Portland, Maine ("Mainland Development") to sell the project, subject to HUD approval and other contingencies. On September 9, 1997, the property and the related assets and liabilities of South Munjoy were sold to Montfort Housing Limited Partnership (which is an affiliate of Mainland Development) for $3,000,000, resulting in a loss in the amount of $225,247. The Partnership used $1,312,741 of the net proceeds to settle the associated Purchase Money Note and accrued interest thereon which had a total outstanding balance of $3,246,553, resulting in forgiveness of indebtedness income of $1,933,812.

On December 12, 1997, the Partnership limited partnership interest in Grosvenor South Apartments Limited Partnership and Grosvenor South Apartments #2 Limited Partnership (together, the "Grosvenors") were sold to the general partners of the Grosvenors for $1,114,300, resulting in a loss in the amount of $1,409,038. No proceeds were used to settle the associated Purchase Money Notes and accrued interest which had a total outstanding balance of $5,058,313, resulting in forgiveness of indebtedness income.

On December 12, 1997, the Partnership's limited partnership interest in Clinton Plaza Apartments Limited Partnership and Clinton Plaza Apartments #2 Limited Partnership (together the "Clintons") were sold to the general partners of the Clintons for $1,673,400, resulting in a loss in the amount of $2,768,841. No proceeds were used to settle the associated Purchase Money Notes and accrued interest which had a total outstanding balance of $9,689,980, resulting in forgiveness of indebtedness income.

On January 16, 1998, the property and related assets and liabilities of Country Ltd. ("Country") and Northbrook III, Ltd. ("Northbrook") were sold to a third party for approximately $3,247,000 and $1,998,000, respectively, resulting in gains of approximately $868,000 and $577,000, respectively. The Partnership used approximately $860,000 and $90,000, respectively, of the net proceeds to settle the associated Purchase Money Note and accrued interest thereon which had total outstanding balances of $2,517,000 and $77,000, respectively, resulting in forgiveness of indebtedness income (loss) of $1,656,000 and $(13,000), respectively.

On April 21, 1998, the Partnership's limited partnership interest in Oklahoma City - Town and Country Village Apartments, Ltd. ("Town and Country") was assigned to the local general partner and the related purchase money note and interest thereon were canceled. Town & Country's liabilities in excess of assets at December 31, 1997 amounted to approximately $4,700,000 and the related purchase money note and accrued interest thereon amounted to approximately $7,400,000.

On April 27, 1998, the property and the related assets and liabilities of Riverside Gardens Limited Partnership ("Riverside") and Cudahy Gardens Limited Partnership ("Cudahy") were sold to a third party for approximately $1,900,000 and $340,000, respectively, plus the assumption of the related mortgage notes. The Partnership used approximately $442,000 and $47,000, respectively, of the net proceeds to settle the associated Purchase Money Note and accrued interest thereon which had total outstanding balances of $5,393,000 and $2,700,000, respectively, resulting in forgiveness of indebtedness increase of $4,956,000 and $2,623,000, respectively.

On May 19, 1998, the Pacific Palm Limited Partnership entered into a letter of intent to sell the property to an unaffiliated third party for a price of $4,500,000. The letter of intent is conditioned upon several factors; accordingly, no assurances can be given that the sale will actually occur.

The general partners of one subsidiary partnership, Westgate Associates, Limited ("Westgate"), have signed an option agreement to sell the project to the Vermont Housing Finance Agency, subject to HUD approval and other contingencies, on or before December 31, 1998. The Partnership's investment in Westgate was approximately $814,000 at February 28, 1998. Westgate's assets constituted approximately 3% of the consolidated total assets at February 28, 1998.

Operating Funds

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

Tax Matters
The Tax Reform Act of 1986 (the "TRA") provides as of 1991 that the passive losses generated by the Partnership can only be used to shelter passive income or, in the alternative, may be carried forward to offset a gain upon the sale of properties.

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

Item 2.  Properties.

As of February 28, 1998, the Partnership holds a 98.99% limited partnership interest in each of thirty-three Local Partnerships, which own thirty-four residential Apartment Complexes receiving Government Assistance. During the fiscal year ended February 28, 1998, the properties and the related assets and liabilities owned by three subsidiary partnerships were sold to third parties and the Partnership's Local Partnership Interest in five other Local Partnership's were sold to a third party and the Local Partnership's general partners, respectively. Through the fiscal year ended February 28, 1998, the properties and the related assets and liabilities owned by five subsidiary partnerships were sold to third parties and the Partnership's Local Partnership Interest in six other Local Partnership's were sold to a third party and the Local Partnership's general partners, respectively. Subsequently in April, 1998, the property and the related assets and liabilities of two subsidiary partnerships were sold to third parties and the Partnership's local partnership interest in one limited partnership was sold to a third party (see Item 7. below). Set forth below is a schedule of these Local Partnerships, including certain information concerning the Apartment Complexes (the "Local Partnership Schedule"). See Schedule III to the financial statements included herein for additional information pertaining to the Apartment Complexes.

                                   Local Partnership Schedule

                                               Government
                                               Assistance            Percentage of Units
                                    Year      ------------         Occupied at December 31,
Name and Location of Property       Com-          HUD        -----------------------------------
(Number of Units) (b)               pleted    Programs (a)   1997    1996   1995    1994    1993
---------------------               ------    ------------   ----    ----   ----    ----    ----
Caddo Parish-Villas South, Ltd.       1972   ss.221(d)(4)      86%    86%     86%     95%     94%
  Shreveport, Louisiana (172)

Oklahoma City-Town and                1973   ss.207            67%    57%     81%     82%     82%
  Country Village
  Apartments, Ltd.
  Oklahoma City, Oklahoma (201)(j)

Rolling Meadows of
  Chickasha, Ltd.                     1972   ss.236           (f)    (f)      72%     72%     72%
  Chickasha, Oklahoma (112)

New Jersey, Ltd.                      1977   ss.221(d)(4)      98%    93%     95%     97%     97%
  Mobile, Alabama (112)

Zeigler Boulevard, Ltd.               1981   ss.221(d)(4)      99%    88%     92%     90%     97%
  Mobile, Alabama (112)

Eastwyck III, Ltd.                    1979   ss.221(d)(4)      96%    98%     94%     99%    100%
  Mobile, Alabama (48)

Breckenridge-Chaparral
  Apartments II, Ltd.                 1973   ss.236            98%    98%     99%     99%     98%
  Breckenridge, Texas (88)

Country, Ltd.                         1978   ss.221(d)(4)      94%    92%     90%     92%     95%
  Ridgeland, Mississippi (112)(c)(g)

Westwood Apartments
  Company, Ltd.                       1978   ss.221(d)(4)      68%    86%     83%     90%     91%
  Montgomery, Alabama (176)

Parktowne, Ltd.                       1978   ss.221(d)(4)      97%    89%     98%     95%     94%
  Montgomery, Alabama (144)

Corpus Christi-Oso Bay
  Apartments, Ltd.                    1973   ss.236           100%    98%     99%    100%    100%
  Corpus Christi, Texas (104)

Northbrook III, Ltd.                  1981   ss.221(d)(4)      85%    94%     92%     92%     97%

                           Local Partnership Schedule
                                  (continued)

                                               Government
                                               Assistance            Percentage of Units
                                    Year      ------------         Occupied at December 31,
Name and Location of Property       Com-          HUD        -----------------------------------
(Number of Units) (b)               pleted    Programs (a)   1997    1996   1995    1994    1993
---------------------               ------    ------------   ----    ----   ----    ----    ----
  Jackson, Mississippi (68)(c)(g)            ss.8

Bethany Glen Associates               1971   ss.221(d)(3)      97%    99%     95%     98%     95%
  Glendale, Arizona (150)                    ss.8

Albuquerque-Lafayette
  Square Apts., Ltd.                  1973   ss.236            99%    99%    100%    100%     99%
  Albuquerque, New Mexico (188)

Roper Mountain Apartments             1979   ss.221(d)(4)     (e)    (e)      97%     97%     95%
  Greenville, South Carolina (152)

Warren Manor Apartments
  Limited Partnership
  Warren, Michigan
     Warren Manor I (344)             1968   ss.221(d)(4)      97%    94%     95%     97%     96%
     Warren Manor II (136)            1970   ss.221(d)(4)      96%    93%     95%     95%     96%

Golf Manor Apartments                 1970   ss.221(d)(4)      96%    95%     97%     95%     94%
  Limited Partnership
  Roseville, Michigan (128)

Warren Woods Apartments               1971   ss.221(d)(4)      96%    98%     98%     99%     97%
  Limited Partnership
  Warren, Michigan (192)

Canton Commons Apartments             1973   ss.221(d)(4)      96%    98%     99%     99%     99%
  Canton, Michigan (452)                     ss.236
                                             ss.8

Los Caballeros Apartments             1976   ss.236           (h)     88%     93%     97%     97%
  Thornton, Colorado (144) (d)

Rosewood Manor Apartments             1972   ss.236            96%    99%     99%    100%     99%
  Rosewood, Michigan (207)                   ss.8

Grosvenor South Apartments            1969   ss.221(d)(3)     (h)     98%     96%     94%     95%
  Limited Partnership
  Taylor, Michigan (182)

Grosvenor South Apartments            1969   ss.221(d)(4)     (h)     98%     90%     83%     84%
  #2 Limited Partnership
  Taylor, Michigan (54)

                           Local Partnership Schedule
                                  (continued)

                                               Government
                                               Assistance            Percentage of Units
                                    Year      ------------         Occupied at December 31,
Name and Location of Property       Com-          HUD        -----------------------------------
(Number of Units) (b)               pleted    Programs (a)   1997    1996   1995    1994    1993
---------------------               ------    ------------   ----    ----   ----    ----    ----
Clinton Plaza Apartments              1969   ss.221(d)(3)     (h)     99%     96%     92%     99%
  Limited Partnership
  Clinton, Michigan (168)

Clinton Plaza Apartments              1970   ss.221(d)(3)     (h)     99%     95%     93%     97%
  #2 Limited Partnership
  Clinton, Michigan (192)

Oakland-Keller Plaza                  1972   ss.236           (e)    (e)     100%    100%    100%
  Oakland, California (200)                  ss.8

San Diego-Logan Square
  Gardens Company                     1970   ss.236           100%   100%    100%    100%    100%
  San Diego, California (170)                ss.8

Grandview-Blue Ridge Manor, Ltd.      1972   ss.236            74%    91%     94%     98%     95%
  Grandview, Missouri (80)

Ardmore-Rolling Meadows
  of Ardmore, Ltd.                    1974   ss.236            91%    98%     97%     98%    100%
  Ardmore, Oklahoma (101)

El Paso-Gateway East, Ltd.            1972   ss.236           100%   100%     99%    100%    100%
  El Paso, Texas (104)                       ss.8

Fort Worth-Northwood
  Apartments, Ltd.                    1972   ss.236            97%    98%     98%     97%     98%
  Fort Worth, Texas (100)

Stephenville-Tarleton Arms
  Apartments, Ltd.                    1972   ss.236            94%    97%     99%     99%    100%
  Stephenville, Texas (128)                  ss.8

Cudahy Gardens,
  a Limited Partnership               1971   ss.236            98%   100%     98%     99%    100%
  Cudahy, California (100)(i)                ss.8

Pacific Palms,
  a Limited Partnership               1972   ss.236            95%    92%     94%     95%     97%
  Palm Springs, California (139)

Riverside Gardens,
  a Limited Partnership               1971   ss.236            99%    94%     96%     95%     99%
  Riverside, California (192)(i)

                           Local Partnership Schedule
                                  (continued)

                                               Government
                                               Assistance            Percentage of Units
                                    Year      ------------         Occupied at December 31,
Name and Location of Property       Com-          HUD        -----------------------------------
(Number of Units) (b)               pleted    Programs (a)   1997    1996   1995    1994    1993
---------------------               ------    ------------   ----    ----   ----    ----    ----

Bay Village Company                   1971   ss.236            96%    98%     98%     98%     99%
  Fall River, Massachusetts (206)            ss.8

Buena Vista Manor
  Apartments, Ltd.                    1969   ss.221(d)(3)      96%    98%     93%     94%     97%
  Nashville, Tennessee (200)                 ss.8

Rolling Meadows
  Apartments, Ltd.                    1971   ss.236            99%    99%     95%     95%     96%
  Midwest City, Oklahoma (200)               ss.8

Westgate Associates, Limited          1971   ss.236            98%    98%     97%     94%     95%
  Brattleboro, Vermont (100)                 ss.8

Wingate Associates, Limited           1972   ss.236            98%    98%     99%     97%     99%
  Laconia, New Hampshire (100)               ss.8

South Munjoy
  Associates, Limited                 1966   ss.221(d)(3)     (g)     91%     98%     98%     99%
  Portland, Maine (140)

Cedar Hill Apartments, Ltd.           1973   ss.236            97%    97%    100%    100%    100%
  Monticello, Arkansas (60)

Char-Mur Apartments, Ltd.             1973   ss.236            71%    88%     89%     88%     97%
  Trumann, Arkansas (48)

Crossett Apartments, Ltd.             1973   ss.236           100%   100%    100%    100%     99%
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

(g) The property and the related assets and liabilities were sold during the fiscal year ended February 28, 1998 (see Note 10 in Item 8. Financial Statements and Supplemental Data).

(h) The partnership's Local Partnership Interests in these Local Partnerships were sold during the fiscal year ended February 28, 1998 (see Note 10 in Item 8. Financial Statements and Supplemental Data).

(i) On April 27, 1998, the property and the related assets liabilities of Riverside and Cudahy were sold to a third party for approximately $1,900,000 and $340,000, respectively, plus the assumption of the related mortgage notes (see
Item 7 below).

(j) On April 21, 1998, the partnership's Local Partnership Interests in Town and Country were assigned to the local general partner and the related purchase money note and interest thereon were canceled.

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

                                     PART II

Item 5. Market for the Registrant's Limited Partnership Interests and Related Security Holder Matters.

At February 28, 1998, the Partnership had issued and outstanding 10,038 Limited Partnership Interests, of which 5,019 are Initial Limited Partnership Interests and 5,019 are Additional Limited Partnership Interests, each representing a $5,000 capital contribution per unit to the Partnership, for aggregate Gross Proceeds of $50,190,000. Additional Limited Partnership Interests are the Limited Partnership Interests acquired upon the exercise of Warrants or sold by the Partnership upon the non-exercise of the Warrants. The Warrants are rights granted pursuant to the Partnership Agreement as part of the purchase of an Initial Limited Partner Interest. No further issuance of Initial Limited Partnership Interests or Additional Limited Partnership Interests is anticipated and all Warrants have expired. As of February 28, 1998, the Partnership had 4,304 registered holders of Limited Partnership Interests.

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

In March 1998 and 1997, distributions of approximately $2,011,000 and $1,100,000 and $20,000 and $11,000 were paid to the limited partners and General Partners, respectively, from net proceeds from the sale of properties (see Item 7. below). Of the total distributions of approximately $2,031,000 and $1,111,000 for the years ended February 28, 1998 and 1997, $0 and $1,111,000 ($110.68 per unit or 100%) represents a return of capital determined in accordance with generally accepted accounting principles. With the exception of these distributions, the Partnership has made no distributions to its Limited Partners from its inception on April 28, 1983 through February 28, 1997. There are no material restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of the Partnership's Amended and Restated Agreement and Certificate of Limited Partnership (the "Partnership Agreement"). However, the Partnership has invested in Local Partnerships owning Apartment Complexes which receive Government Assistance under programs which in many instances restrict the cash return available to owners. See Item 8, Note 11(i). The Partnership does not anticipate providing cash distributions to its Limited Partners in circumstances other than refinancing or sale.

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


                                                         Year ended
                           -----------------------------------------------------------------------
                           February 28,   February 28,   February 29,   February 28,   February 28
OPERATIONS                     1998           1997           1996          1995           1994
----------                 ------------   ------------   ------------  ------------   ------------
Revenues                   $ 24,780,246   $ 37,586,529   $ 30,593,556  $ 29,701,842   $ 29,030,972
Operating expenses           36,942,698     44,453,062     38,678,297    38,217,539     37,934,050
                           ------------   ------------   ------------  ------------   ------------
Loss before minority        (12,162,452)    (6,866,533)    (8,084,741)   (8,515,697)    (8,903,078)
  interest and
  extraordinary item
Minority interest in           (102,344)       (18,466)         1,752           481          2,771
  (income) loss of         ------------   ------------   ------------  ------------   ------------
  subsidiaries
Loss before                 (12,264,796)    (6,884,999)    (8,082,989)   (8,515,216)    (8,900,307)
  extraordinary item
Extraordinary                21,447,564      5,069,484              0             0              0
  item-forgiveness of      ------------   ------------   ------------  ------------   ------------
  indebtedness
Net income (loss)          $  9,182,768   $ (1,815,515)  $ (8,082,989) $ (8,515,216)  $ (8,900,307)
                           ============   ============   ============  ============   ============
Loss before                $     (1,209)  $       (679)  $       (797) $       (840)  $       (878)
  extraordinary item
  per limited
  partnership unit
Extraordinary item per            2,115            500              0             0              0
  limited partnership      ------------   ------------   ------------  ------------   ------------
  unit
Net gain (loss) per        $        906   $       (179)  $       (797)  $      (840)   $      (878)
  limited partnership      ============   ============   ============  ============   ============
  unit
                                                        Year ended
                           -----------------------------------------------------------------------
                           February 28,   February 28,   February 29,  February 28,   February 28,
FINANCIAL POSITION             1998           1997           1996          1995           1994
------------------         ------------   ------------   ------------  ------------   ------------
Total assets               $900,771,154   $110,362,021   $126,569,652  $131,246,707   $136,066,706
                           ============   ============   ============  ============   ============

Long-term obligations      $156,769,256   $184,080,536   $195,424,384  $192,369,107   $188,963,924
                           ============   ============   ============  ============   ============

Total liabilities          $166,092,977   $193,616,657   $206,901,246  $203,484,636   $199,784,883
                           ============   ============   ============  ============   ============

Minority interest          $    167,391   $     80,374   $     76,347  $     87,023   $     91,559
                           ============   ============   ============  ============   ============

During the years ended February 28, 1994 through February 29, 1996, total assets decreased primarily due to depreciation, partially offset by net additions to property and equipment. During the same periods, long-term obligations and total liabilities increased primarily due to accruals of interest on Purchase Money Notes, partially offset by payments equal to 60% of the cash flow distributions from the underlying properties. During the years ended February 28, 1997 and 1998, total assets decreased primarily due to the sale of properties (see Item 8., Note 10), depreciation and a loss for the impairment of assets, partially offset by an increase in cash and cash equivalents resulting from net proceeds from the sales and net additions to property and equipment. Long-term obligations and total liabilities decreased for the years ended February 28, 1997 and 1998 primarily due to the repayment of and forgiveness of indebtedness on Purchase Money Notes, mortgage notes payable and amounts due to selling partners as a result of the sale of underlying properties, partially offset by accruals of interest on Purchase Money Notes.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

General

The Partnership's sources of funds are (i) cash distributions from operations of the Local Partnerships in which the Partnership has invested, (ii) interest earned on funds, and (iii) cash in working capital reserves. All these sources of funds are available to meet the obligations of the Partnership.

The Partnership's capital has been invested primarily in forty-four Local Partnerships. As of December 1984, the Partnership had completed its cash investment of approximately $36,638,000 (including expenses) in the Local Partnerships. During the fiscal year ended February 28, 1998, the properties and the related assets and liabilities owned by three subsidiary partnerships were sold to third parties and the Partnership's Local Partnership Interest in five other Local Partnership's were sold to a third party and the Local Partnership's general partners, respectively. Through the fiscal year ended February 28, 1998, the properties and the related assets and liabilities owned by five subsidiary partnerships were sold to third parties and the Partnership's Local Partnership Interest in six other Local Partnership's were sold to a third party and the Local Partnership's general partners, respectively. Subsequently in April, 1998, the property and the related assets and liabilities of two subsidiary partnerships were sold to third parties and the Partnership's local partnership interest in one limited partnership was sold to a third party.

The Partnership had a working capital reserve of approximately $2,339,000 (which does not include approximately $2,031,000 of net proceeds from sale of properties which was distributed to limited partners and General Partners in March 1998) and $1,211,000 ( which does not include approximately $1,112,000 of net proceeds from sale of properties which was distributed to limited partners and General Partners in March 1997) at February 28, 1998 and 1997, respectively, of which $206,000 and $202,000 is restricted to secure an overdraft in Town and Country's bank account and to secure operating credit lines at seven other Local Partnerships. The working capital reserve is temporarily invested in bank certificates of deposits or money market accounts which can be easily liquidated to meet obligations as they arise. The General Partners believe that the Partnership's reserves, net proceeds from future sales and future cash flow distributions will be adequate for its operating needs, and plans to continue investing available reserves in short-term investments. In March 1998 and 1997, a distribution of approximately $2,011,000 and $1,100,000, and $21,000 and $11,000 was paid to the limited partners and General Partners, respectively, from net proceeds from the sale of properties.

During the fiscal year ended February 28, 1998, cash and cash equivalents of the Partnership and its 41 consolidated Local Partnerships (including the activity through the dates of sale for the eight Local Partnerships noted above) increased approximately $88,000. This increase was primarily due to cash flow from operations ($2,049,000), decrease in mortgage escrow deposits ($483,000) and proceeds from sale of properties ($5,888,000), which exceeded principal payments of mortgage notes and purchase money notes payable ($5,331,000), payments of interest on purchase money notes ($542,000), costs paid relating to sale of properties ($111,000), distributions ($1,112,000) and acquisitions of property and equipment ($1,217,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is loss on sale of properties ($3,902,000), forgiveness of indebtedness income ($21,448,000), depreciation ($5,623,000) and a loss on impairment of assets ($435,000).

Purchase Money Notes

Nonrecourse Purchase Money Notes in the original amount of $61,029,115 were issued to the selling partners of the subsidiary partnerships as part of the purchase price, and are secured only by the Partnership's interest in the subsidiary partnership to which the note relates.

The Purchase Money Notes, which provide for simple interest at the rate of 9% per annum through maturity, which will occur during the period July 1998 to December 1999, will not be in default during the basic term (generally fifteen years) if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding subsidiary partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. Any interest not paid currently accrues, without further interest thereon, through the due date of the note. All accrued and unpaid interest must be paid on the due date of the note, unless the Partnership exercises an extension right. Continued accrual of such interest without payment would impact the effective rate of the notes, specifically by reducing the current effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the notes. Unpaid interest of $54,826,676 and $63,426,985 at February 28, 1998 and 1997, respectively, has been accrued and is included in the caption due to selling partners. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds from the sale or refinancing of the Apartment Complex, or in some cases the Local Partnership Interest to which the Purchase Money Note relates.

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

Cash flow distributions aggregating $311,625, $504,167 and $874,592 were made to the Partnership in the 1997, 1996 and 1995 Fiscal Years which does not include $5,397 and $43,287 escrow monies held for the Preservation Acts program in the 1997 and 1996 Fiscal Years. Of such distributions, $214,171, $302,500 and $487,931, respectively, was used to pay interest on the Purchase Money Notes. Distribution of proceeds from sales aggregating $4,136,943 were made to the Partnership in the 1997 Fiscal Year of which $2,238,811 and $90,000, respectively, was used to pay principal and interest on the Purchase Money Notes.

Government Programs and Regulations

The Local Partnerships which receive government assistance are subject to low-income use restrictions which limit the owners' ability to sell or refinance the properties. In order to maintain the existing inventory of affordable housing, Congress passed a series of related acts including the Emergency Low Income Preservation Act of 1987, the Low-Income Housing Preservation and Resident Homeownership Act of 1990 (together the "Preservation Acts") and the Housing Opportunity Program Extension Act of 1996 (the "1996 Act"). In exchange for maintaining the aforementioned use restrictions, the Preservation Acts provide financial incentives for owners of government assisted properties. The 1996 Act provides financial assistance by funding the sale of such properties to not-for-profit owners and also restores the owners ability to prepay their HUD mortgage and convert the property to condominiums or market-rate rental housing. Local general partners have filed for incentives under the Preservation Acts or the 1996 Act for the following local partnerships: San Diego - Logan Square Gardens Company, Albuquerque - Lafayette Square Apts. Ltd., Westgate Associates Limited, Riverside Gardens, a Limited Partnership, Pacific Palms, a Limited Partnership, Canton Commons Associates, Rosewood Manor Associates, Bethany Glen Associates and South Munjoy Associates, Ltd. The South Munjoy Associates, Ltd. property and the Riverside Gardens property were sold on September 9, 1997 and April 27, 1998, respectively. The local general partners of the other properties are either negotiating purchase and sale contracts or exploring their alternatives under the 1996 Act.

Funding for the 1996 Act is subject to appropriations by Congress. Congress funded $624 million in fiscal year 1996 for the preservation of housing. Congress had funded approximately $325 million for preservation for 1997 fiscal year. Congress did not allocate any funds for preservation for the 1998 fiscal year, effectively ending the preservation effort for the time being. Management is working with the local general partners in an effort to find alternative exit strategies.

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

Several industry sources have commented to HUD and Congress that in the event the ACPA were fully enacted in its present form, the reduction in mortgage indebtedness would be considered taxable income to owners such as the limited partners in the Partnership. The regulations governing the "marked to market" transition has yet to be released; in the interim, HUD has agreed to short-term extensions of any expiring project-based Section 8 contracts, but there is no guarantee that such extensions will be available in the future.

In September 1997, Congress enacted the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA") which provides for the renewal of Section 8 Housing Assistance Payments Contracts ("Section 8 Contracts") to be based upon market rentals instead of the above-market rentals which is generally the case under existing Section 8 Contracts. As a result, Section 8 Contracts that are renewed in the future in projects insured by the Federal Housing Administration ("FHA") may not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. MAHRAA also provides for the restructuring of these mortgage loans so that the annual debt service on the restructured loan (or loans) can be supported by
Section 8 rents established at the market rents. The restructured loans will be held by the current lender or another lender. There can be no assurance that a property owner will be permitted to restructure its mortgage indebtedness pursuant to the new rules implementing MAHRAA or that an owner would choose to restructure the mortgage if it were able to participate. MAHRAA is supposed to go into effect on October 28, 1988; regulations implementing the program must be issued prior to that time. It should be noted that there are many uncertainties as to the economic and tax impact on a property owner because of the combination of the reduced Section 8 contract rents and the restructuring of the existing FHA-insured mortgage loan under MAHRAA.

Sales of Underlying Properties/Local Partnership Interests

On April 25, 1997, the Partnership's Local Partnership Interest in Los Caballeros Apartments ("Los Caballeros") was sold to the general partners of Los Caballeros for $100,000, resulting in a gain in the amount of $501,309. No proceeds were used to settle the associated Purchase Money Note and accrued interest thereon which had a total outstanding balance of $3,187,950, resulting in forgiveness of indebtedness income.

On March 14, 1996, South Munjoy Associates, Limited ("South Munjoy") entered into a purchase and sale of real estate agreement with Mainland Development Company of Portland, Maine ("Mainland Development") to sell the project, subject to HUD approval and other contingencies. On September 9, 1997, the property and the related assets and liabilities of South Munjoy were sold to Montfort Housing Limited Partnership (which is an affiliate of Mainland Development) for $3,000,000, resulting in a loss in the amount of $225,247. The Partnership used $1,312,741 of the net proceeds to settle the associated Purchase Money Note and accrued interest thereon which had a total outstanding balance of $3,246,553, resulting in forgiveness of indebtedness income of $1,933,812.

On December 12, 1997, the Partnership limited partnership interest in Grosvenor South Apartments Limited Partnership and Grosvenor South Apartments #2 Limited Partnership (together, the "Grosvenors") were sold to the general partners of the Grosvenors for $1,114,300, resulting in a loss in the amount of $1,409,038. No proceeds were used to settle the associated Purchase Money Notes and accrued interest which had a total outstanding balance of $5,058,313, resulting in forgiveness of indebtedness income.

On December 12, 1997, the Partnership's limited partnership interest in Clinton Plaza Apartments Limited Partnership and Clinton Plaza Apartments #2 Limited Partnership (together the "Clintons") were sold to the general partners of the Clintons for $1,673,400, resulting in a loss in the amount of $2,768,841. No proceeds were used to settle the associated Purchase Money Notes and accrued interest which had a total outstanding balance of $9,689,980, resulting in forgiveness of indebtedness income.

On January 16, 1998, the property and related assets and liabilities of Country Ltd. ("Country") and Northbrook III, Ltd. ("Northbrook") were sold to a third party for approximately $3,247,000 and $1,998,000, respectively, resulting in gains of approximately $868,000 and $577,000, respectively. The Partnership used approximately $860,000 and $90,000, respectively, of the net proceeds to settle the associated Purchase Money Note and accrued interest thereon which had total outstanding balances of $2,517,000 and $77,000, respectively, resulting in forgiveness of indebtedness income (loss) of $1,656,000 and $(13,000), respectively.

On April 21, 1998, the Partnership's limited partnership interest in Oklahoma City - Town and Country Village Apartments, Ltd. ("Town and Country") was assigned to the local general partner and the related purchase money note and interest thereon were canceled. Town & Country's liabilities in excess of assets at December 31, 1997 amounted to approximately $4,700,000 and the related purchase money note and accrued interest thereon amounted to approximately $7,400,000.

On April 27, 1998, the property and the related assets and liabilities of Riverside Gardens Limited Partnership ("Riverside") and Cudahy Gardens Limited Partnership ("Cudahy") were sold to a third party for approximately $1,900,000 and $340,000, respectively, plus the assumption of the related mortgage notes. The Partnership used approximately $442,000 and $47,000, respectively, of the net proceeds to settle the associated Purchase Money Note and accrued interest thereon which had total outstanding balances of $5,393,000 and $2,700,000, respectively, resulting in forgiveness of indebtedness increase of $4,956,000 and $2,623,000, respectively.

On May 19, 1998, the Pacific Palm Limited Partnership entered into a letter of intent to sell the property to an unaffiliated third party for a price of $4,500,000. The letter of intent is conditioned upon several factors; accordingly, no assurances can be given that the sale will actually occur.

The general partners of one subsidiary partnership, Westgate Associates, Limited ("Westgate"), have signed an option agreement to sell the project to the Vermont Housing Finance Agency, subject to HUD approval and other contingencies, on or before December 31, 1998. The Partnership's investment in Westgate was approximately $814,000 at February 28, 1998. Westgate's assets constituted approximately 3% of the consolidated total assets at February 28, 1998.

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

Except as described above, management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy.

Results of Operations

Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. All property and equipment for subsidiary partnerships whose assets and liabilities are under sales contracts are classified as assets held for sale.

Through February 28, 1998, the Partnership has recorded $5,601,000 as a loss on impairment of assets.

The following is a summary of the results of operations of the Partnership for the years ended February 28, 1998, February 28, 1997 and February 29, 1996 (the 1997, 1996 and 1995 Fiscal Years, respectively).

The results of operations of the Partnership, as well as the Local Partnerships, excluding gain on sale of property and forgiveness of indebtedness income, remained fairly constant during the 1997, 1996, and 1995 Fiscal Years. Contributing to the relatively stable operations at the Local Partnerships is the fact that a large portion of the Local Partnerships are operating under Government Assistance Programs which provide for rental subsidies and/or reductions of mortgage interest payments under HUD Section 8 and Section 236 Programs. Currently, eleven of the thirty-five Local Partnerships are receiving rental subsidies and twenty-one have mortgages with interest subsidies, which reduce the effective interest rates to a range of 1% to 2% per annum.

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

The net income (loss) for the 1997, 1996 and 1995 Fiscal Years aggregated $9,182,768, $(1,815,515) and $8,082,989, respectively. These represent income (losses) per Limited Partnership unit of $906, $(179) and $(797), respectively.

Excluding 1997 and 1996, in which the Partnership generated passive income, the Partnership has met the investment objective of generating tax benefits in the form of passive losses (which Limited Partners may use to offset passive income from other sources ). This passive income may be offset by the carryforward of any unused passive losses from prior years; however, to date the Partnership has been unable to provide cash distributions to the Limited Partners other than from the proceeds of sale of underlying properties.

1997 vs. 1996
Rental income decreased approximately 6% during the 1997 Fiscal Year as compared to 1996. Excluding Roper Mountain, Keller Plaza and South Munjoy, which sold their properties and Chickasha, Los Cabelleros, Clinton Plaza, Clinton Plaza #2, Grosvenor Plaza and Grosvenor Plaza #2, in which the Partnership's interest was sold, rental income increased approximately 1% during the 1997 Fiscal Year as compared to 1996 primarily due to rental rate increases.

A gain on sale of properties and forgiveness of indebtedness income was recorded in the 1997 Fiscal Year (see Notes 10 and 11, respectively, in Item 8. Financial Statements and Supplemental Data).

Total expenses excluding Roper Mountain, Keller Plaza, Chickasha, Los Cabelleros, South Munjoy, Clinton Plaza, Clinton Plaza #2, Grosvenor Plaza and Grosvenor Plaza #2 and loss on impairment of assets remained fairly consistent with an increase of less than 1% for the 1997 Fiscal Year as compared to 1996.

Depreciation expense decreased approximately $791,000 for the 1997 Fiscal Year as compared to 1996 primarily due to decreases relating to the sale of Roper Mountain, Keller Plaza, Chickasha, Los Caballeros, South Munjoy, Clinton Plaza, Clinton Plaza #2, Grosvenor Plaza and

Grosvenor Plaza #2. Excluding these sold properties, such expense remained fairly consistent with a decrease of $325,000 for the 1997 Fiscal Year as compared to 1996.

A loss on impairment of assets was recorded in the 1997 Fiscal Year (see Note 4 in Item 8. Financial Statements and Supplemental Data).

1996 vs. 1995
Rental income decreased approximately 1% during the 1996 Fiscal Year as compared to 1995. Excluding Roper Mountain and Keller Plaza, which sold their properties on June 3, 1996 and September 17, 1996, and Chickasha, in which the Partnership's interest was sold on August 15, 1996, rental income increased approximately 2% during the 1996 Fiscal Year as compared to 1995 primarily due to rental rate increases.

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

A gain on sale of properties and forgiveness of indebtedness income was recorded in the 1996 Fiscal Year (see Notes 10 and 11, respectively, in Item 8. Financial Statements and Supplemental Data).

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

A loss on impairment of assets was recorded in the 1996 Fiscal Year (see Note 4 in Item 8. Financial Statements and Supplemental Data).

Results of Operations of Certain Local Partnerships

Caddo Parish-Villas South, Ltd.
Caddo Parish-Villas South, Ltd. ("Villas South") continues to be in default of its original mortgage agreement. Until November 1995, the project operated under a provisional workout agreement with HUD. During November 1995, the mortgage note was sold to a conventional mortgagee. These items raise substantial doubt about Villas South's ability to continue as a going concern. The auditors for Villas South modified their report for the 1995 Fiscal Year due to the uncertainty of the ability of Villas South to continue in existence. Villas South is in the process of trying to renegotiate the terms of the notes with the new mortgage holders, but there can be no assurance that the renegotiation will be successful. Villas South filed for protection under Chapter 11 of the United States Bankruptcy Code on November 12, 1996 and the equivalent of a receiver has been appointed. The Partnership's investment in Villas South was approximately $222,000 and $373,000 at February 28, 1998 and 1997, respectively, and the minority interest balance was zero at each date. Villas South's net loss after minority interest amounted to approximately $151,000, $151,000, and $151,000 for the 1997, 1996 and 1995 Fiscal Years, respectively.

Oklahoma City-Town and Country Village Apartments, Ltd.
On April 21, 1998 the Partnership limited partnership interest in Oklahoma City
- Town and Country Village Apartments, Ltd. ("Town and Country") was assigned to the local general partner and the related purchase money note and interest thereon were canceled. Town & Country's liabilities in excess of assets at December 31, 1997 amounted to approximately $4,700,000 and the related purchase money note and accrued interest thereon amounted to approximately $7,400,000. Prior to its sale, Town and Country was in default of its original mortgage agreement. Until November 1995, the project operated under a provisional workout agreement with HUD. On November 1, 1995, the mortgage note was sold to a conventional mortgagee. No payments were being made on this loan. In addition, the physical condition of the project continued to deteriorate and by order of the District Court of Oklahoma County during December 1997, a receiver was appointed to preserve and protect the mortgaged property pending foreclosure. At December 31, 1997, total liabilities exceeded total assets by approximately $4,700,000. These items raised substantial doubt about Town and Country's ability to continue as a going concern. The auditors for Town and Country modified their reports for the 1997, 1996, and 1995 Fiscal Years due to the uncertainty of the ability of Town and Country to continue in existence. Town and Country is in the process of trying to renegotiate the terms of the notes with the new mortgage holders, but there can be no assurance that the renegotiation will be successful. The Partnership's investment in Town & Country was reduced to zero by current and prior years' losses at February 28, 1998 and 1997, and the minority interest balance was zero at each date. Town & Country's net loss after minority interest amounted to approximately $216,000, $4,741,000 and $350,000 for the 1997, 1996 and 1995 Fiscal Years, respectively.

Char-Mur Apartments, Ltd.
During the year ended December 31, 1996, Char-Mur Apartments, Ltd. ("Char-Mur ") incurred a net loss of approximately $31,000 and, as of that date, the local partnership's total current liabilities exceeded its total current assets by approximately $78,500. These factors, among others, raise substantial doubt about the partnership's ability to continue as a going concern. Char-Mur's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its mortgage, to obtain additional capital contributions from partners, and ultimately, to attain successful operations. Management is making all efforts possible to increase the occupancy and the rental income of the project and to make the necessary improvements to enhance the property, in an attempt to improve Char-Mur's cash flow. The partnership's investment in Char-Mur was approximately $221,000 and $252,000 at February 28, 1998 and 1997, respectively, and the minority interest balance was zero at each date. Char-Mur's net loss after minority interest amounted to approximately $31,000, $25,000 and $26,000 for the 1997, 1996 and 1995 Fiscal Years, respectively.

Year 2000 Compliance

As the year 2000 approaches, an issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. Failure to adequately address this issue could have potentially serious repercussions. The General Partners are in the process of working with the Partnership's service providers to prepare for the year 2000. Based on information currently available, the Partnership does not expect that it will incur significant operating expenses or be required to incur material costs to be year 2000 compliant.

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

There has recently been an increasing number of requests for the list of holders of Limited Partnership Interests in limited partnerships such as the Partnership. Often these requests are made by a person who, only a short time before making the request, acquired merely a small number of Limited Partnership Interests in the Partnership and seeks the list for an improper purpose, a purpose that is not in the best interest of the Partnership or is harmful to the partnership. In order to best serve and protect the interests of the Partnership and all of its inves-tors, the General Partners have adopted a policy with respect to requests for the Partnership's list of holders of Limited Partnership Interests. This policy is intended to protect investors from unsolicited and coercive offers to acquire the interests of holders of Limited Partnership Interests and does not limit any other rights the General Partners may have under the Partnership Agreement or applicable law.

Item 8.    Financial Statements and Supplementary Data.

                                                                                      Sequential
                                                                                         Page
                                                                                      ----------


(a) 1.     Financial Statements

           Independent Auditors' Report                                                   28

           Consolidated Balance Sheets at February 28, 1998 and 1997                     152

           Consolidated Statements of Operations for the years ended February
           28, 1998, February 28, 1997 and February 29, 1996                             153

           Consolidated Statements of Partners' Deficit for the years ended
           February 28, 1998, February 28, 1997 and February 29, 1996                    154

           Consolidated Statements of Cash Flows for the years ended February
           28, 1998, February 28, 1997 and February 29, 1996                             155

           Notes to Consolidated Financial Statements                                    157

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Cambridge + Related Housing Properties Limited Partnership and Subsidiaries

We have audited the consolidated balance sheets of Cambridge + Related Housing Properties Limited Partnership and Subsidiaries as of February 28, 1998 and 1997, and the related consolidated statements of operations, partners' deficit, and cash flows for the years ended February 28, 1998, 1997 and February 29, 1996 (the 1997, 1996 and 1995 Fiscal Years, respectively). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for 38 (1997 Fiscal Year ), 41 (1996 Fiscal Year) and 38 (1995 and 1994 Fiscal Years) subsidiary partnerships whose (income) losses constituted ($1,698,893), $1,883,068 and of the Partnership's net loss during the 1997, 1996 and 1995 Fiscal Years, respectively, and whose assets constituted 85% (1997 Fiscal Year) and 89% (1996 Fiscal Year) of the Partnership's assets at February 28, 1997 and February 29, 1996, presented in the accompanying consolidated financial statements. The financial statements for 37 (1997 Fiscal Year), 39 (1996 Fiscal Year) and 37 (1995 Fiscal Year), of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors. The financial statements of one (1997 Fiscal Year), two (1996 Fiscal Year) and one (1995 Fiscal Year) of these subsidiary partnerships were unaudited.

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

In our opinion, based upon our audits, and the reports of the other auditors, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cambridge + Related Housing Properties Limited Partnership and Subsidiaries at February 28, 1998 and 1997, and the results of their operations, and cash flows for the years ended February 28, 1998, 1997 and February 29, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 11(a), three of the subsidiary partnerships are in default of their mortgage agreements. This raises substantial doubt about these subsidiary partnerships' abilities to continue as going concerns. The auditors of two (1997 Fiscal Year), and one (1996 and 1995 Fiscal Years) of these subsidiary partnerships have modified their reports, due to the uncertainty of the ability of the subsidiary partnerships to continue in existence. Management's plans regarding these matters are also discussed in Note 11(a). The financial statements for one (1997, 1996 and 1995 Fiscal Years) of these subsidiary partnerships were not audited. Such subsidiary partnerships' losses constituted $398,321, $4,917,277 and $426,975 of the Partnership's net loss during the 1998, 1997 and 1996 Fiscal Years and assets constituted 5% and 4% of the Partnership's total assets at February 28, 1998 and 1997, respectively. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

New York, New York
April 29, 1998

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


/s/ BROWDER & ASSOCIATES, P.C.

BROWDER & ASSOCIATES, P.C.

January 22, 1996

                   [LETTERHEAD OF BROWDER & ASSOCIATES, P.C.]

                          Independent Auditor's Report

To the Partners of
Town & Country Village Apartments, Ltd.
Oklahoma City, Oklahoma

We have audited the accompanying balance sheet of Town & Country Village Apartments, Ltd. (the Project), as of December 31, 1997, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 1997 and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Project will continue as a going concern. As discussed in the Notes to the Financial Statements, the Project is not in compliance with the terms of its original mortgage loan agreement, and has discontinued making payments on the loan. A receiver has been appointed to preserve and protect the mortgaged property pending foreclosure. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information included in the report is presented for the purpose of additional analysis and is not a required part of the basic financial statements of the Project. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



/s/ Browder & Associates, P.C.
------------------------------

Birmingham, Alabama                      Federal Employer Identification Number:
February 16, 1998                                                     63-0986156

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


/s/ BROWDER & ASSOCIATES, P.C.

Birmingham, Alabama
January 22, 1996

                   [Letterhead of Reznick Fedder & Silverman]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
New Jersey, Ltd.

        We have audited the accompanying balance sheet of New Jersey, Ltd. as of December 31, 1997 and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Jersey, Ltd., as of December 31, 1997 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

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

        In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," (the "Guide"), we have also issued reports dated January 29, 1998 on our consideration of New Jersey, Ltd's internal control and on its compliance with specific requirements applicable to major and nonmajor HUD programs, fair housing and non-discrimination, and laws and regulations applicable to the financial statements.

/s/ Reznick Fedder & Silverman
------------------------------

Boston, Massachusetts                           Federal Employer
January 29, 1998                                Identification Number:

                                                52-1088612

Audit Principal: Philip A. Weitzel

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


                                             /S/ REZNICK FEDDER & SILVERMAN
                                             /S/ REZNICK FEDDER & SILVERMAN

Charlotte, North Carolina                    Federal Employer
February 2, 1996                               Identification Number:
                                               52-1088612

Audit Principal: Michael C. Beck
                 (704) 332-9100

                   [Letterhead of Reznick Fedder & Silverman]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Zeigler Boulevard, Ltd.

        We have audited the accompanying balance sheet of Zeigler Boulevard, Ltd. as of December 31, 1997 and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zeigler Boulevard, Ltd., as of December 31, 1997, and the results of its operations, the changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

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

        In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 29, 1998 on our consideration of Zeigler Boulevard, Ltd's internal control and on its compliance with specific requirements applicable to major and nonmajor HUD programs, fair housing and non-discrimination, and laws and regulations applicable to the financial statements.

/s/ Reznick Fedder & Silverman

Boston, Massachusetts                           Federal Employer
January 29, 1998                                 Identification Number:
                                                 52-1088612

Audit Principal: Philip A. Weitzel

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


                                             /S/ REZNICK FEDDER & SILVERMAN
                                             /S/ REZNICK FEDDER & SILVERMAN

Charlotte, North Carolina                    Federal Employer
January 31, 1996                               Identification Number:
                                               52-1088612

Audit Principal: Michael C. Beck
                 (704) 332-9100

                   [Letterhead of Reznick Fedder & Silverman]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Eastwyck III, Ltd.

        We have audited the accompanying balance sheet of Eastwyck III, Ltd., as of December 31, 1997, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eastwyck III, Ltd., as of December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

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

        In accordance with Government Auditing Standards, and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 29, 1998 on our consideration of Eastwyck III, Ltd.'s internal control and on its compliance with specific requirements applicable to major and nonmajor HUD programs, fair housing and non-discrimination, and laws and regulations applicable to the financial statements.

/s/ Reznick Fedder & Silverman
------------------------------

Boston, Massachusetts                           Federal Employer
January 29, 1998                                Identification Number:

                                                52-1088612

Audit Principal: Philip A. Weitzel

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


                                             /S/ REZNICK FEDDER & SILVERMAN
                                             /S/ REZNICK FEDDER & SILVERMAN

Charlotte, North Carolina                    Federal Employer
January 29, 1996                               Identification Number:
                                               52-1088612

Audit Principal: Michael C. Beck
                 (704) 332-9100

                   [Letterhead of Browder & Associates, P.C.]

                          Independent Auditor's Report

To the Partners of
Breckenridge-Chaparral Apartments II, Ltd.
Breckenridge, Texas


We have audited the accompanying balance sheet of Breckenridge-Chaparral Apartments II, Ltd. (the Project), as of December 31, 1997, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 1997 and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information included in the report is presented for the purpose of additional analysis and is not a required part of the basic financial statements of the Project. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Browder & Associates, P.C.
------------------------------

Birmingham, Alabama                      Federal Employer Identification Number:
January 19, 1998                                                      63-0986156

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


/s/ BROWDER & ASSOCIATES, P.C.

Birmingham, Alabama                                           Federal Employer
January 22, 1996                                        Identification Number:
                                                                    63-0986156

Audit Principal: E.O. Browder, Jr.

                   [Letterhead of Reznick Fedder & Silverman]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Country, Ltd.

       We have audited the accompanying balance sheet of Country, Ltd. as of December 31, 1997 and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Country, Ltd., as of December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

       Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 19 through 23 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

       In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated on January 29, 1998 on our consideration of Country, Ltd.'s internal control and on its compliance with specific requirements applicable to major HUD programs, fair housing and non-discrimination, and laws and regulations applicable to the financial statements.

/s/ Reznick Fedder & Silverman

Boston, Massachusetts                           Federal Employer
January 29, 1998                                  Identification Number:
(except for Note G                                52-1088612
which is as of April 10, 1998)

Audit Principal: Philip A. Weitzel

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

                   [Letterhead of Reznick Fedder & Silverman]

                           INDEPENDENT AUDITORS' REPORT

To the Partners
Westwood Apartments Company, Ltd.

        We have audited the accompanying balance sheets of Westwood Apartments Company, Ltd. as of December 31, 1997 and 1996, and the related statements of revenue and expenses, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westwood Apartments Company, Ltd. as of December 31, 1997 and 1996, and the results of its operations, the changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

Bethesda, Maryland
February 3, 1998

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


                                                  /S/ REZNICK FEDDER & SILVERMAN

Bethesda, Maryland
February 7, 1997

                   [Letterhead of Reznick Fedder & Silverman]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Parktowne, Ltd.

        We have audited the accompanying balance sheets of Parktowne, Ltd. as of December 31. 1997 and 1996, and the related statements of revenue and expenses, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parktowne, Ltd. as of December 31, 1997 and 1996, and the results of its operations, the changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

Bethesda, Maryland
February 4, 1998

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


                                                  /S/ REZNICK FEDDER & SILVERMAN

Bethesda, Maryland
February 7, 1997

                   [Letterhead of Browder & Associates, P.C.]

                          Independent Auditor's Report

To the Partners of
Corpus Christi-Oso Bay Apartments, Ltd.
Corpus Christi, Texas

We have audited the accompanying balance sheet of Corpus Christi-Oso Bay Apartments, Ltd. (the Project), as of December 31, 1997, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 1997 and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information included in the report is presented for the purpose of additional analysis and is not a required part of the basic financial statements of the Project. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ BROWDER & ASSOCIATES P.C.

Birmingham, Alabama                      Federal Employer Identification Number:
January 16, 1998                                                      63-0986156

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


/S/ BROWDER & ASSOCIATES, P.C.

Birmingham, Alabama                                           Federal Employer
January 22, 1996                                        Identification Number:
                                                                    63-0986156
Audit Principal: E.O. Browder, Jr.

                   [Letterhead of Reznick Fedder & Silverman]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Northbrook III, Ltd.

        We have audited the accompanying balance sheet of Northbrook III, Ltd. as of December 31, 1997, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northbrook III, Ltd., as of December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

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

          In accordance with Government Auditing Standards, and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 29, 1998 on our consideration of Northbrook III, Ltd.'s internal control and on its compliance with specific requirements applicable to major and nonmajor HUD programs, fair housing and non-discrimination, and laws and regulations applicable to the financial statements.

/s/ Reznick Fedder & Silverman

Boston, Massachusetts                             Federal Employer
January 29, 1998                                   Identification Number:
(except for Note G                                 52-1088612
  which is as of April 10, 1998)

Audit Principal: Philip Weitzel

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

                 [Letterhead of Grass & Coffey, C.P.A.'s, P.C.]

                          Independent Auditor's Report

To The Partners
Bethany Glen Associates
(A Limited Partnership)

We have audited the accompanying balance sheets of Bethany Glen Associates, as of December 31, 1997 and 1996, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bethany Glen Associates as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                              /s/ Grass & Coffey, C.P.A.'s, P.C.

January 28, 1998
Phoenix, Arizona

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


/S/ GRASS & COFFEY, C.P.A.'s, P.C.

February 11, 1997
Phoenix, Arizona

                   [Letterhead of BROWDER & ASSOCIATES, P.C.]

                          Independent Auditor's Report

To the Partners of
Albuquerque-Lafayette Square Apartments,
Ltd.
Albuquerque, New Mexico

We have audited the accompanying balance sheet of Albuquerque-Lafayette Square Apartments, Ltd. (the Project), as of December 31, 1997, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 1997 and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information included in the report is presented for the purpose of additional analysis and is not a required part of the basic financial statements of the Project. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Browder & Associates, P.C.

Birmingham, Alabama                      Federal Employer Identification Number:
January 19, 1998                                                      63-0986156

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


/S/ REZNICK FEDDER & SILVERMAN

Boston, Massachusetts
January 15, 1997

               [Letterhead of Nessel, Smith, Leff & Borsen, PLLC]

                          INDEPENDENT AUDITORS' REPORT

WARREN MANOR APARTMENTS LIMITED PARTNERSHIP
28777 Northwestern Highway, Suite 100
Southfield, MI 48034

We have audited the accompanying comparative balance sheet of Warren Manor Apartments Limited Partnership (a limited partnership) as of December 31, 1997 and 1996 and the related comparative statements of revenue and expense, partners' equity, and cash flows and, supplemental schedules on pages 9-11 for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Warren Manor Apartments Limited Partnership as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. The supporting data included in this report have been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.

/s/ Nessel, Smith, Leff & Borsen, PLLC

NESSEL, SMITH, LEFF & BORSEN, PLLC
Certified Public Accountants
Farmington Hills, MI

January 30, 1998

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


February 6, 1997

               [Letterhead of Nessel, Smith, Leff & Borsen, PLLC]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Golf Manor Apartments Limited Partnership
28777 Northwestern Highway, Suite 100
Southfield, MI 48034

We have audited the accompanying Comparative Balance Sheet of Golf Manor Apartments Limited Partnership (a limited partnership) as of December 31, 1997 and 1996 and the related Comparative Statements of Revenue and Expense, Partners' Equity, Cash Flows and Supplemental Schedules on Pages 9-11 for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Golf Manor Apartments Limited Partnership as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. The supporting data included in this report have been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.

/s/ Nessel, Smith, Leff & Borsen, PLLC
--------------------------------------

NESSEL, SMITH, LEFF & BORSEN, PLLC
Certified Public Accountants
Farmington Hills, MI

January 28, 1998

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


January 24, 1997

                [Nessel, Smith, Leff & Borsen, PLLC Letterhead]


                          INDEPENDENT AUDITORS' REPORT

To the Partners
Warren Woods Apartments Limited Partnership
28777 Northwestern Highway, Suite 100
Southfield, MI 48034

We have audited the accompanying Comparative Balance Sheet of Warren Woods Apartments Limited Partnership (a limited partnership) as of December 31, 1997 and 1996 and the related Comparative Statements of Revenue and Expense, Partners' Equity, Cash Flows and Supplemental Schedules on Pages 9-11 for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Warren Woods Apartments Limited Partnership as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. The supporting data included in this report have been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.


/s/ NESSEL, SMITH, LEFF & BORSEN, PLLC

NESSEL, SMITH, LEFF & BORSEN, PLLC
Certified Public Accountants
Farmington Hills, MI

February 6, 1998

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

January 29, 1997

                [Nessel, Smith, Leff & Borsen, PLLC Letterhead]


                          INDEPENDENT AUDITORS' REPORT


To the Partners
Canton Commons Apartments Limited Partnership
28777 Northwestern Highway, Suite 100
Southfield, MI 48034

We have audited the accompanying Comparative Balance Sheet of Canton Commons Apartments Limited Partnership (a limited partnership) as of December 31, 1997 and 1996 and the related Comparative Statements of Revenue and Expense, Partners' Equity, Cash Flows and Supplemental Schedules on Pages 9-11 for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Canton Commons Apartments Limited Partnership as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. The supporting data included in this report have been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.

/s/ NESSEL, SMITH, LEFF & BORSEN, PLLC

NESSEL, SMITH, LEFF & BORSEN, PLLC
Certified Public Accountants
Farmington Hills, MI

January 30, 1998

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


January 23, 1997

                [Nessel, Smith, Leff & Borsen, PLLC Letterhead]


                          INDEPENDENT AUDITORS' REPORT

To the Partners
Los Caballeros Apartments
28777 Northwestern Highway, Suite 100
Southfield, Michigan 48034

We have audited the accompanying Balance Sheet of Los Caballeros Apartments (a limited partnership) as of and April 25, 1997 and the related Statements of Revenue and Expense, Partners' Deficiency, Cash Flows and Supplemental Information on Pages 9-11 for the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Los Caballeros Apartments as of April 25, 1997 and the results of its operations and its cash flows for the period then ended, in conformity with generally accepted accounting principles. The supporting data included in this report have been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.

The accompanying financial statements have been prepared assuming the limited partnership will continue as a going concern. As discussed in the notes to the financial statements, Los Caballeros Apartments has been rendered in default of their regulatory agreement, in default with the three Housing Assistance Payments contracts and is therefore, as a result, in default under the mortgage. These problems raise substantial doubt about the entity's ability to continue as a going concern.

/s/ NESSEL, SMITH, LEFF & BORSEN, PLLC

NESSEL, SMITH, LEFF & BORSEN, PLLC
Certified Public Accountants
Farmington Hills, MI

February 10, 1998

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

                [Nessel, Smith, Leff & Borsen, PLLC Letterhead]

                          INDEPENDENT AUDITORS' REPORT


To the Partners
ROSEWOOD MANOR APARTMENTS
28777 Northwestern Highway, Suite 100
Southfield, MI 48034

We have audited the accompanying Comparative Balance Sheet of Rosewood Manor Apartments (a limited partnership) as of December 31, 1997 and 1996 and the related Statements of Revenue and Expense, Partners' Equity, and Cash Flows and Supplemental schedules on Page 9-11 for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Rosewood Manor Apartments as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. The supporting data included in this report have been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.


/s/ Nessel, Smith, Leff & Borsen, PLLC

NESSEL, SMITH, LEFF & BORSEN, PLLC
Certified Public Accountants
Farmington Hills, MI

January 28, 1998

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

                     [Bocknek, Berger & Ghersi Letterhead]


                          Independent Auditors' Report


Grosvenor South Apartments Limited Partnership
One Towne Square, Suite 1913
Southfield, Michigan 48076

Gentlemen:

We have audited the accompanying Balance Sheet of

                 GROSVENOR SOUTH APARTMENTS LIMITED PARTNERSHIP
                             (a Limited partnership)

as of December 12, 1997, and the related Statements of Revenue and Expense, Partners' Equity and Cash Flows for the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grosvenor South Apartments Limited Partnership as of December 12, 1997, and the results of its operations, changes in partners' equity and its cash flows for the period then ended in conformity with generally accepted accounting principles.

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


/s/ BOCKNEK, BERGER & GHERSI
----------------------------
BOCKNEK, BERGER & GHERSI
Certified Public Accountants
Professional Corporation
Bloomfield Hills, Michigan

February 5, 1998

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

                      [Bocknek, Berger & Ghersi Letterhead]


                          Independent Auditors' Report

Grosvenor South Apartments #2 Limited Partnership
One Towne Square, Suite 1913
Southfield, Michigan 48076

Gentlemen:

We have audited the accompanying Balance Sheet of

                GROSVENOR SOUTH APARTMENTS #2 LIMITED PARTNERSHIP
                             (a Limited partnership)

as of December 12, 1997, and the related Statements of Revenue and Expense, Partners' Equity and Cash Flows for the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grosvenor South Apartments #2 Limited Partnership as of December 12, 1997, and the results of its operations, changes in partners' equity and its cash flows for the period then ended in conformity with generally accepted accounting principles.

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

/s/ BOCKNEK, BERGER & GHERSI
----------------------------
BOCKNEK, BERGER & GHERSI
Certified Public Accountants
Professional Corporation
Bloomfield Hills, Michigan

February 5, 1998

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

                     [Bocknek, Berger & Ghersi Letterhead]


                          Independent Auditors' Report

Clinton Plaza Apartments Limited Partnership
One Towne Square, Suite 1913
Southfield, Michigan 48076

Gentlemen:

We have audited the accompanying Balance Sheet of

                  CLINTON PLAZA APARTMENTS LIMITED PARTNERSHIP
                             (a Limited partnership)

as of December 12, 1997, and the related Statements of Revenue and Expense, Partners' Equity and Cash Flows for the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clinton Plaza Apartments Limited Partnership as of December 12, 1997, and the results of its operations, changes in partners' equity and its cash flows for the period then ended in conformity with generally accepted accounting principles.

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

/s/ Bocknek, Berger & Ghersi
----------------------------

BOCKNEK, BERGER & GHERSI
Certified Public Accountants
Professional Corporation
Bloomfield Hills, Michigan

February 5, 1998

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

                     [Bocknek, Berger & Ghersi Letterhead]


                          Independent Auditors' Report

Clinton Plaza Apartments #2 Limited Partnership
One Towne Square, Suite 1913
Southfield, Michigan 48076

Gentlemen:

We have audited the accompanying Balance Sheet of

                 CLINTON PLAZA APARTMENTS #2 LIMITED PARTNERSHIP
                             (a Limited partnership)

as of December 12, 1997, and the related Statements of Revenue and Expense, Partners' Equity and Cash Flows for the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clinton Plaza Apartments #2 Limited Partnership as of December 12, 1997, and the results of its operations, changes in partners' equity and its cash flows for the period then ended in conformity with generally accepted accounting principles.

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


/s/ Bocknek, Berger & Ghersi
----------------------------
BOCKNEK, BERGER & GHERSI
Certified Public Accountants
Professional Corporation
Bloomfield Hills, Michigan

February 5, 1998

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

                   [LETTERHEAD OF BROWDER & ASSOCIATES, P.C.]

                          Independent Auditor's Report

To the Partners of
San Diego-Logan Square Gardens Company
San Diego, California

We have audited the accompanying balance sheet of San Diego-Logan Square Gardens Company (the Project), as of December 31, 1997, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 1997 and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information included in the report is presented for the purpose of additional analysis and is not a required part of the basic financial statements of the Project. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ Browder & Associates, P.C.
Birmingham, Alabama                    Federal Employer Identification Number:
January 19, 1998                                                     63-0986156

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


/S/ BROWDER & ASSOCIATES, P.C.

Birmingham, Alabama                                           Federal Employer
January 22, 1996                                        Identification Number:
                                                                    63-0986156

Audit Principal: E.O. Browder, Jr.

                   [LETTERHEAD OF BROWDER & ASSOCIATES, P.C.]

                          Independent Auditor's Report
To the Partners of
Blue Ridge Manor, Ltd.
Grandview, Missouri

We have audited the accompanying balance sheet of Blue Ridge Manor, Ltd. (the Project), as of December 31, 1997, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management.
Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 1997 and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information included in the report is presented for the purpose of additional analysis and is not a required part of the basic financial statements of the Project. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ Browder & Associates, P.C.

Birmingham, Alabama                    Federal Employer Identification Number:
January 16, 1998                                                     63-0986156

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

Audit Principal: E.O. Browder, Jr.

                   [LETTERHEAD OF BROWDER & ASSOCIATES, P.C.]

                          Independent Auditor's Report


To the Partners of
Ardmore-Rolling Meadows of Ardmore, Ltd.
Ardmore, Oklahoma

We have audited the accompanying balance sheet of Ardmore-Rolling Meadows of Ardmore, Ltd. (the Project), as of December 31, 1997, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 1997 and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information included in the report is presented for the purpose of additional analysis and is not a required part of the basic financial statements of the Project. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Browder & Associates, P.C.
Birmingham, Alabama                    Federal Employer Identification Number:
January 19, 1998                                                    63-0986156

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


/S/ BROWDER & ASSOCIATES, P.C.

Birmingham, Alabama                                           Federal Employer
January 22, 1996                                        Identification Number:
                                                                    63-0986156

Audit Principal: E.O. Browder, Jr.

                   [LETTERHEAD OF BROWDER & ASSOCIATES, P.C.]

                          Independent Auditor's Report

To the Partners of
El Paso-Gateway East Apartments, Ltd.
El Paso, Texas

We have audited the accompanying balance sheet of El Paso-Gateway East Apartments, Ltd. (the Project), as of December 31, 1997, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 1997 and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information included in the report is presented for the purpose of additional analysis and is not a required part of the basic financial statements of the Project. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Browder & Associates, P.C.
Birmingham, Alabama                    Federal Employer Identification Number:
January 19, 1998                                                    63-0986156

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

Audit Principal: E.O. Browder, Jr.

                   [LETTERHEAD OF BROWDER & ASSOCIATES, P.C.]

                          Independent Auditor's Report

To the Partners of
Fort Worth-Northwood Apartments, Ltd.
Fort Worth, Texas

We have audited the accompanying balance sheet of Fort Worth-Northwood Apartments, Ltd. (the Project), as of December 31, 1997, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 1997 and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information included in the report is presented for the purpose of additional analysis and is not a required part of the basic financial statements of the Project. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Browder & Associates, P.C.
Birmingham, Alabama                    Federal Employer Identification Number:
January 19, 1998                                                    63-0986156

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

Audit Principal: E.O. Browder, Jr.

                   [LETTERHEAD OF BROWDER & ASSOCIATES, P.C.]

                          Independent Auditor's Report

To the Partners of
Stephenville-Tarleton Arms Apartments, Ltd.
Stephenville, Texas

We have audited the accompanying balance sheet of Stephenville-Tarleton Arms Apartments, Ltd. (the Project), as of December 31, 1997, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 1997 and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information included in the report is presented for the purpose of additional analysis and is not a required part of the basic financial statements of the Project. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Browder & Associates, P.C.
Birmingham, Alabama                    Federal Employer Identification Number:
January 19, 1998                                                    63-0986156

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


/S/ BROWDER & ASSOCIATES, P.C.

Birmingham, Alabama                                           Federal Employer
January 22, 1996                                        Identification Number:
                                                                    63-0986156

Audit Principal: E.O. Browder, Jr.

                   [Robert Ercolini & Company LLP Letterhead]


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

The General Partners of
Bay Village Company
(a Massachusetts Limited Partnership)
Boston, Massachusetts

We have audited the accompanying balance sheets of Bay Village Company (a Massachusetts Limited Partnership) as of December 31, 1997 and 1996 and the related statements of operations, partners equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bay Village Company (a Massachusetts Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity, and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


/s/ Robert Ercolini & Company LLP

Boston, Massachusetts
January 23, 1998

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


/S/ ROBERT ERCOLINI & COMPANY LLP
Boston, Massachusetts

January 30, 1997

             [Williams, Crosslin, Sparks & Vaden, P.C. Letterhead]

          REPORT ON AUDITED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                          Independent Auditors' Report
                          ----------------------------

To The Partners of
Buena Vista Manor Apartments, Ltd.
(A Tennessee Limited Partnership)
Nashville, Tennessee

We have audited the accompanying balance sheet of Buena Vista Manor Apartments, Ltd., (a Tennessee limited partnership), HUD Project No. 086-35009-SUP-LD as of December 31, 1997, and the related statements of profit and loss, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Buena Vista Manor Apartments, Ltd., at December 31, 1997, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

To The Partners of
Buena Vista Manor Apartments, Ltd.
Page 2

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs" (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in August 1997, we have also issued reports dated January 26, 1998 on our consideration of Buena Vista Manor Apartments, Ltd.'s, internal controls, its compliance with laws and regulations, its compliance with specific requirements applicable to major HUD-assisted programs and its compliance with specific requirements applicable to fair housing and non-discrimination.

/s/ Williams, Crosslin, Sparks & Vaden, P.C.

Nashville, Tennessee
January 26, 1998

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


/S/ WILLIAMS, CROSSLIN, SPARKS & VADEN, P.C.

January 26, 1996

               [Onstott, Craddick & Hyde CPA's, Inc. Letterhead]


Independent Auditor's Report
-----------------------------

To the Partners
Rolling Meadows Apartments, Ltd.

We have audited the accompanying balance sheet of HUD Project No. 117-44009-LD, Rolling Meadows Apartments, LTD., (a limited partnership) as of December 31, 1997, and the related statements of income, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUD Project No. 117-44009-LD, Rolling Meadows Apartments, Ltd. at December 31, 1997 and the results of its operations and changes in partners' capital and cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 25, 1998, on our consideration of Rolling Meadows Apartments, LTD.'s internal control and reports dated February 25, 1998, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Affirmative Fair Housing, and specific requirements applicable to nonmajor HUD program transactions.


/s/ Onstott, Craddick & Hyde CPA's, Inc.

Onstott, Craddick & Hyde CPA's, Inc.
Oklahoma City, Oklahoma
February 25, 1998

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


/S/ ONSTOTT, CRADDICK & HYDE CPA's, INC.

Onstott, Craddick & Hyde CPA's, Inc.
February 20, 1996

                           [EDWARD LEMKIN Letterhead]


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

To the Partners
Westgate Associates Limited

      I have audited the accompanying balance sheet of Westgate Associates Limited, HUD Project No.: 026-44008-SHM (a Vermont limited partnership) as of December 31, 1997, and the related statements of profit & loss (HUD Form #92410), partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

      I conducted my audit in accordance with generally accepted auditing standards and Governing Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

      In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westgate Associates Limited, HUD Project No.: 026-44008-SHM, as of December 31, 1997, and the results of its operations, its changes in partners' capital, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

      In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, I have also issued a report dated February 3, 1998, on my consideration of Westgate Associates Limited's internal control structure and reports dated February 3, 1998, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Fair Housing and Non-Discrimination, and specific requirements applicable to nonmajor HUD programs transactions.

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

                                                     /s/ Edward Lemkin
                                                     -----------------
                                                     EDWARD LEMKIN
                                                     Certified Public Accountant

Orange, Connecticut
February 3, 1998

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


                                                    /S/ EDWARD LEMKIN

                                                      EDWARD LEMKIN
                                               Certified Public Accountant

Orange, Connecticut
February 2, 1996

                           [EDWARD LEMKIN Letterhead]


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

To the Partners
Wingate Associates Limited

      I have audited the accompanying balance sheet of Wingate Associates Limited, HUD Project No.: 024-44018-LDP (a New Hampshire limited partnership), as of December 31, 1997, and the related statements of profit & loss (HUD Form #92410), partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

      In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wingate Associates Limited, HUD Project No.: 024-44018-LDP, as of December 31, 1997, and the results of its operations, its changes in partners' capital, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

      In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, I have also issued a report dated February 3, 1998, on my consideration of Wingate Associates Limited's internal control structure and reports dated February 3, 1998, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Fair Housing and Non-Discrimination, and specific requirements applicable to nonmajor HUD programs transactions.

      My audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 17-25 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Wingate Associates Limited. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all respects in relation to the basic financial statements taken as a whole.

                                                     /s/ Edward Lemkin

                                                     EDWARD LEMKIN
                                                     Certified Public Accountant

Orange, Connecticut
February 3, 1998

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


                                                    /S/ EDWARD LEMKIN

                                                      EDWARD LEMKIN
                                               Certified Public Accountant

Orange, Connecticut
February 3, 1996

                           [EDWARD LEMKIN Letterhead]

                          INDEPENDENT AUDTOR'S REPORT
                          ---------------------------

To the Partners
South Munjoy Associates Limited

      I have audited the accompanying statement of loss on sale of apartment project of South Munjoy Associates Limited, HUD Project No.: 022-55002-LDP-R (a Maine limited partnership) as of September 9, 1997, and the related statements of profit & loss (HUD Form #92410), partners' capital, and cash flows for the period then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

      I conducted my audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

      In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Munjoy Associates Limited, HUD Project No.: 022-55002-LDP-R, as of September 9, 1997, and the results of its operations, its changes in partners' capital, and its cash flows for the period then ended in conformity with generally accepted accounting principles.

      In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, I have also issued a report dated January 11, 1998, on my consideration of South Munjoy Associates Limited's internal control structure and reports dated January 11, 1998, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Fair Housing and Non-Discrimination, and specific requirements applicable to nonmajor HUD programs transactions.

      My audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 16 to 22 is presented for purposes of additional analysis and is not a required part of the basic financial statements of South Munjoy Associates Limited. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                                     /s/ Edward Lemkin

                                                     EDWARD LEMKIN
                                                     Certified Public Accountant

Orange, Connecticut
January 11, 1998

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


                                                    /S/ EDWARD LEMKIN

                                                      EDWARD LEMKIN
                                               Certified Public Accountant

Orange, Connecticut
February 6, 1996

               [Jeffrey Phillips Mosley & Scott, P.A. Letterhead]


INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Cedar Hill Apartments:

We have audited the accompanying financial statements of Cedar Hill Apartments (Project Number 082-44064 LD/SUP) (a limited partnership hereinafter referred to as the "Partnership") as of December 31, 1997, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. It includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partner, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1997, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 16, 1998, on our consideration of Cedar Hill Apartments' internal control and reports dated January 16, 1998, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to nonmajor HUD transactions and specific requirements applicable to fair housing and non-discrimination.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of the Partnership on pages 11-14 are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership, but are required by the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development Office of Inspector General. Such schedules, which are the responsibility of the General Partner, have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Jeffrey Phillips Mosley & Scott, P.A.

Little Rock, Arkansas
January 16, 1998

   [JEFFREY PHILLIPS MOSLEY & SCOTT, P.A. - LETTERHEAD - LITTLE ROCK ARKANSAS]

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

                  /s/ JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A.


Little Rock, Arkansas
January 16, 1997

  [JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A.-LETTERHEAD - LITTLE ROCK, ARKANSAS]


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


/S/ JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A.

January 26, 1996

             [JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A., - LETTERHEAD]


INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Char-Mur Apartments:

We have audited the accompanying financial statements of Char-Mur Apartments (Project Number 082-44035 LD/SUP) (a limited partnership hereinafter referred to as the "Partnership") as of December 31, 1997, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1997, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the financial statements, the Partnership has incurred a net loss and its total current liabilities exceed its total current assets, which raises substantial doubt about its ability to continue as a going concern. Management's plan regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards, and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 23, 1998, on our consideration of Char-Mur Apartments' internal control and reports dated January 23, 1998, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to nonmajor HUD transactions and specific requirements applicable to fair housing and non-discrimination.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of the Partnership on pages 11-14 are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership, but are required by the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, Office of Inspector General. Such schedules, which are the responsibility of the General Partner, have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Jeffrey Phillips Mosley & Scott, P.A.

Little Rock, Arkansas
January 28, 1998

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


/S/ JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A.

Little Rock, Arkansas
January 20, 1997

[JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A.-LETTERHEAD-LITTLE ROCK, ARKANSAS]



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


INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
Crossett Apartments, Ltd.:

We have audited the accompanying financial statements of Crossett Apartments, Ltd. (Project Number 082-44063 LD/SUP) (a limited partnership hereinafter referred to as the "Partnership") as of December 31, 1997, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1997, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of Hud Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 13, 1998, on our consideration of Crossett Apartments, Ltd.'s internal control and a report dated January 13, 1998, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to nonmajor HUD transactions and specific requirement applicable to fair housing and non-discrimination.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of the Partnership on pages 11-14 are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership, but are required by the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, Office of Inspector General. Such schedules, which are the responsibility of the General Partner, have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Jeffrey Phillips Mosley & Scott, P.A.

Little Rock, Arkansas
January 13, 1998

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


/S/ JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A.

Little Rock, Arkansas
January 14, 1997

[JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A.-LETTERHEAD-LITTLE ROCK, ARKANSAS]



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


/S/ JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A.

February 6, 1996

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                           ASSETS
                                                                             February 28,
                                                                   ------------------------------
                                                                         1998            1997*
                                                                   -------------      -----------
Property and equipment - at cost, less accumulated
  depreciation (Notes 2, 4, 6 and 7)                                $ 66,541,368     $ 90,519,156
Property and equipment-held for sale                                   8,372,413        3,011,363
Cash and cash equivalents (Notes 2 and 11)                             6,069,843        5,981,506
Certificates of deposit (Note 11)                                        205,509          201,986
Cash - restricted for tenants' security deposits                         843,561        1,082,255
Mortgage escrow deposits (Notes 5, 6 and 11)                           6,784,348        8,098,227
Rents receivable                                                         304,888          303,172
Prepaid expenses and other assets                                        955,224        1,164,356
                                                                    ------------     ------------

  Total assets                                                      $ 90,077,154     $110,362,021
                                                                    ============     ============

                              LIABILITIES AND PARTNERS' DEFICIT

Mortgage notes payable (Notes 6 and 11)                             $ 55,464,577     $ 63,599,388
Purchase money notes payable (Note 7)                                 46,352,956       56,929,115
Due to selling partners (Note 7)                                      54,951,723       63,552,033
Accounts payable, accrued expenses and other liabilities               4,637,981        4,448,032
Tenants' security deposits payable                                       843,561        1,082,255
Due to general partners of subsidiaries and their
  affiliates (Note 8)                                                    502,593        1,152,253
Due to general partners and affiliates (Note 8)                        1,308,614        1,742,027
Distributions payable (Note 12)                                        2,030,972        1,111,554
                                                                    ------------     ------------

                                                                     166,092,977      193,616,657
                                                                    ------------     ------------

Minority interest (Note 2)                                               167,391           80,374
                                                                    ------------     ------------

Commitments and contingencies (Note 11)

Partners' deficit:

  Limited partners                                                   (74,972,851)     (82,053,129)
  General Partners                                                    (1,210,363)      (1,281,881)
                                                                    ------------     ------------
  Total partners' deficit                                            (76,183,214)     (83,335,010)
                                                                    ------------     ------------

  Total liabilities and partners' deficit                           $ 90,077,154     $110,362,021
                                                                    ============     ============

*Reclassified for comparative purposes

See accompanying notes to consolidated financial statements.

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      Year Ended
                                                      --------------------------------------------
                                                      February 28,   February 28,     February 29,
                                                          1998          1997*              1996*
                                                      ------------   ------------     ------------
Revenues
  Rentals, net                                       $ 27,748,364    $29,409,734      $29,764,899
  Other                                                   933,699        895,930          828,657
  Gain (loss) on sale of properties (Note 10)          (3,901,817)     7,280,865                0
                                                     ------------    -----------      -----------

   Total revenues                                      24,780,246     37,586,529       30,593,556
                                                     ------------    -----------      -----------

Expenses
  Administrative and management                         4,689,821      5,001,343        4,726,125
  Administrative and management-related
   parties (Note 8)                                     2,644,719      2,773,362        1,898,169
  Operating                                             4,756,064      5,101,730        4,991,453
  Repairs and maintenance                               7,855,877      8,003,384        7,891,374
  Taxes and insurance                                   3,777,360      4,107,619        4,223,636
  Financial, principally interest                       7,099,494      7,824,329        8,329,170
  Depreciation                                          5,684,363      6,475,294        6,618,370
  Loss on impairment of assets (Note 4)                   435,000      5,166,001                0
                                                     ------------    -----------      -----------

   Total expenses                                      36,942,698     44,453,062       38,678,297
                                                     ------------    -----------      -----------

Loss before minority interest and extraordinary item  (12,162,452)    (6,866,533)      (8,084,741)
Minority interest in (income) loss of subsidiaries       (102,344)       (18,466)           1,752
                                                     ------------    -----------      -----------

Loss before extraordinary item                        (12,264,796)    (6,884,999)      (8,082,989)
Extraordinary item - forgiveness of
  indebtedness income (Note 10)                        21,447,564      5,069,484                0
                                                     ------------    -----------      -----------

Net income (loss)                                    $  9,182,768    $(1,815,515)     $(8,082,989)
                                                     ============    ===========      ===========

Loss before extraordinary item - limited partners    $(12,142,148)   $(6,816,149)     $(8,002,159)
Extraordinary item - limited partners                  21,233,088      5,018,789                0
                                                     ------------    -----------      -----------

Net income (loss) - limited partners                 $  9,090,940    $(1,797,360)     $(8,002,159)
                                                     ============    ===========      ===========

Number of limited partnership units outstanding            10,038         10,038           10,038
                                                     ------------    -----------      -----------

Loss before extraordinary item per
  limited partnership unit                           $     (1,209)   $      (679)     $      (797)

Extraordinary per limited partnership unit                  2,115            500                0
                                                      -----------     ----------       ----------

Net income (loss) per limited partnership unit       $        906    $      (179)     $      (797)
                                                     ============    ===========      ===========

*Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT


                                                                       Limited           General
                                                         Total         Partners          Partners
                                                      -----------     ----------       ----------
Balance -March 1, 1995                               $(72,324,952)  $(71,153,172)     $(1,171,780)

Net loss - year ended February 29, 1996                (8,082,989)    (8,002,159)         (80,830)
                                                     ------------   ------------      -----------

Balance - February 29, 1996                           (80,407,941)   (79,155,331)      (1,252,610)

Net loss - year ended February 28, 1997                (1,815,515)    (1,797,360)         (18,155)

Distributions                                          (1,111,554)    (1,100,438)         (11,116)
                                                     ------------   ------------      -----------

Balance - February 28, 1997                           (83,335,010)   (82,053,129)      (1,281,881)

Net income - year ended February 28, 1998               9,182,768      9,090,940           91,828

Distributions                                          (2,030,972)    (2,010,662)         (20,310)
                                                     ------------   ------------      -----------

Balance - February 28, 1998                          $(76,183,214)  $(74,972,851)     $(1,210,363)
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

                                                                     Year Ended
                                                       ------------------------------------------
                                                       February 28,   February 28,    February 29,
                                                           1998          1997             1996
                                                       ----------     ----------       ----------
Cash flows from operating activities:
  Net income (loss)                                  $  9,182,768   $ (1,815,515)    $ (8,082,989)
                                                     ------------   ------------     ------------
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
  Loss (gain) on sale of properties (Note 10)           3,901,817     (7,280,865)               0
  Extraordinary item - forgiveness of
   indebtedness income (Note 10)                      (21,447,564)    (5,069,484)               0
  Depreciation                                          5,622,990      6,475,294        6,618,370
  Loss on impairment of assets (Note 4)                   435,000      5,166,001                0
  (Increase) decrease in assets
   Cash restricted for tenants' security deposits         (47,498)        71,378          (28,634)
   Mortgage escrow deposits                               (11,761)       119,009         (103,030)
   Rents receivable                                       (49,706)       (21,323)         (73,199)
   Prepaid expenses and other assets                       19,926       (153,863)         (46,385)
  Increase (decrease) in liabilities
   Due to selling partners                              4,814,077      5,286,095        5,492,620
   Accounts payable, accrued expenses and
    other liabilities                                    (211,558)       374,003          315,471
   Tenants' security deposits payable                      45,357        (21,016)          28,634
   Increase in due to general partners of
    subsidiaries and their affiliates                     329,919        206,629          122,780
   Decrease in due to general partners of
    subsidiaries and their affiliates                    (203,647)       (52,644)        (182,063)
   Due to general partners and affiliates                (433,413)    (1,247,843)          76,511
   Minority interest in income (loss) of
    subsidiaries                                          102,344         18,466           (1,752)
                                                     ------------   ------------     ------------
    Total adjustments                                  (7,133,717)     3,869,837       12,219,323
                                                     ------------   ------------     ------------
  Net cash provided by operating activities             2,049,051      2,054,322        4,136,334
                                                     ------------   ------------     ------------

Cash flows from investing activities:
  (Increase) decrease in certificates of deposit           (3,523)        53,014                0
  Proceeds from sale of properties                      5,887,700     13,535,000                0
  Costs paid relating to sale of properties              (111,240)      (248,628)               0
  Acquisitions of property and equipment               (1,217,360)    (1,127,796)      (1,308,380)
  Decrease (increase) in mortgage escrow deposits         482,988       (301,306)        (281,261)
                                                     ------------   ------------     ------------
  Net cash provided by (used in)
   investing activities                                 5,038,565     11,910,284       (1,589,641)
                                                     ------------   ------------     ------------

See accompanying notes to consolidated financial statements.

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Increase in Cash and Cash Equivalents

                                                                        Year Ended
                                                       -------------------------------------------
                                                       February 28,    February 28,    February 29,
                                                          1998             1997           1996
                                                       ------------    ------------    -----------
Cash flows from financing activities:
  Distributions                                          (1,111,554)              0              0
  Principal payments of mortgage notes payable           (3,329,416)     (7,150,114)    (1,949,412)
  Payments to selling partners                             (541,831)     (1,795,793)      (487,931)
  Principal payments of purchase money
   notes payable                                         (2,001,151)     (3,300,000)             0
  Decrease in minority interest                             (15,327)        (14,439)        (8,924)
                                                       ------------    ------------    -----------
  Net cash used in financing activities                  (6,999,279)    (12,260,346)    (2,446,267)
                                                       ------------    ------------    -----------

Net increase in cash and cash equivalents                    88,337       1,704,260        100,426
Cash and cash equivalents, beginning of year              5,981,506       4,277,246      4,176,820
                                                       ------------    ------------    -----------
Cash and cash equivalents, end of year                 $  6,069,843    $  5,981,506    $ 4,277,246
                                                       ============    ============    ===========

Supplemental disclosure of cash flows information:
  Cash paid during the year for interest               $  2,378,132    $  3,862,613    $ 2,725,430
                                                       ============    ============    ===========

Supplemental disclosures of noncash investing
  and financing activities:
  Distributions payable                                $  2,030,972    $  1,111,554    $         0
  Forgiveness of indebtedness (Note 10):
  Decrease in purchase money notes payable                8,575,008        (800,000)             0
  Decrease in due to selling partners                    12,872,556      (2,500,684)             0
  Decrease in mortgage notes payable                              0      (1,083,352)             0
  Decrease in accounts payable, accrued
   expenses and other liabilities                                 0        (685,448)             0

Summarized below are the components of the
  gain on sale of properties:
  Decrease in property and equipment, net of
   accumulated depreciation                              13,776,108       7,619,769              0
  Decrease in cash-restricted for tenants'
   security deposits                                        286,192           1,822              0
  Decrease in rents receivable                               47,990           6,294              0
  Decrease in mortgage escrow deposits                      842,652          53,071              0
  Decrease in prepaid expenses and other assets             189,206          25,527              0
  Increase in prepaid expenses - notes receivable                 0         (75,000)             0
  Increase (decrease) in accounts payable, accrued
   expenses and other liabilities                           401,507      (1,573,792)             0
  Decrease in tenants' security deposits payable           (284,051)        (52,184)             0
  Decrease in mortgage payable                           (4,805,395)              0              0
  Decrease in due to general partners and affiliates       (775,932)              0              0

See accompanying notes to consolidated financial statements.

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1998

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

As of February 28, 1998, the Partnership holds an interest in thirty-three Local Partnerships, each of which owns one Apartment Complex which receives Government Assistance. During the fiscal year ended February 28, 1998, the properties and the related assets and liabilities owned by three Local Partnerships were sold to third parties and the Partnership's Local Partnership Interest in five other Local Partnership's were sold to a third party and the Local Partnership's general partners, respectively. Through the fiscal year ended February 28, 1998, the properties and the related assets and liabilities owned by five Local Partnerships were sold to third parties and the Partnership's Local Partnership Interest in six other Local Partnership's were sold to a third party and the Local Partnership's general partners, respectively. A portion of the net proceeds were used to settle the associated purchase money notes and accrued interest thereon (See Note 10).

The general partners of the Partnership are Government Assisted Properties, Inc. (the "Assisted General Partner") and Related Housing Programs Corporation (the "Related General Partner"), both of which are Delaware corporations affiliated with an affiliate of The Related Companies, L.P. ("Related"), a New York limited partnership, and Cambridge/Related Housing Associates Limited Partnership ("Cambridge Related Associates"), a Massachusetts limited partnership, together (the "General Partners"). The general partners of Cambridge Related Associates are the Assisted General Partner and the Related General Partner.

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

NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and 41 (three of which only have activity through the date of sale of their properties and the related assets and liabilities and five of which only have activity through the date of sale of the Partnership's interest) 44 (two of which only have activity through the date of sale of their properties and the related assets and liabilities and one of which only has activity through the date of sale of the

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1998

Partnership's interest) and 44 subsidiary partnerships in which the Partnership is a limited partner for the years ended February 28, 1998, February 28, 1997 and February 29, 1996, respectively. Through the rights of the Partnership and/or a General Partner, which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership's fiscal year ends on the last day of February. All subsidiaries have fiscal years ending December 31. Accounts of subsidiaries have been adjusted for intercompany transactions from January 1 through the last day of February. The Partnership's fiscal year ends on the last day of February in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with generally accepted accounting principles ("GAAP").

All intercompany accounts and transactions have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arises from contributions and distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated $84,862, $0 and $19,987 for the years ended February 28, 1998, February 28, 1997 and February 29, 1996, (the 1997, 1996 and 1995 Fiscal Years), respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any.

b)  Property and Equipment

Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. All property and equipment for subsidiary partnerships whose assets and liabilities are under sales contracts are classified as assets held for sale.

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1998

Through February 28, 1998, the Partnership has recorded $5,601,000 as a loss on impairment of assets.

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

NOTE 3 - Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for non-trading purposes) for which it is practicable to estimate that value:

Cash and Cash Equivalents, Certificates of Deposit, Cash-Restricted for Tenants' Security Deposits and Mortgage Escrow Deposits The carrying amount approximates fair value because of the short maturity of those instruments.

Mortgage Notes Payable
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1998

The estimated fair values of the Partnership's mortgage notes payable are as follows:


                                             February 28, 1998             February 28, 1997
                                          ----------------------        -----------------------
                                          Carrying                      Carrying
                                          Amount      Fair Value        Amount*      Fair Value
                                          ------      ----------        -------      ----------
Mortgage Notes Payable for
  which it is:

Practicable to estimate
  fair value                             $26,476,390  $26,427,849    $33,009,830     $32,233,224
Not Practicable (a)                      $28,988,187  $         0    $30,589,558     $         0

Purchase Money Notes
  Payable for which it is
  Not Practicable (b)                    $46,352,956  $         0    $56,929,115     $         0

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

The carrying amount of other assets and liabilities, except for related party liabilities, reported on the statement of financial position that require such disclosure approximate fair value. Regarding the fair value of the related party liabilities, it has been determined that fair value is not practicable to determine due to the unique nature, repayment terms and related conditions pertaining to these instruments.

NOTE 4 - Property and Equipment and Property and Equipment-Held for Sale

The components of property and equipment and their estimated useful lives are as follows:


                                                          February 28
                                            ---------------------------------------    Estimated
                                                    1998                1997           Useful Lives
                                            ------------------   ------------------    ------------

Land                                        $   7,509,212        $   9,397,856
Building and improvements                     119,051,633          151,812,055         15-40 years
Furniture and fixtures                          7,386,093            8,261,748          3-10 years
                                             ------------        -------------
                                              133,946,938          169,471,659
Less:  Accumulated depreciation                67,405,570           78,952,503
                                             ------------         ------------

                                            $  66,541,368        $  90,519,156
                                             ============         ============

Depreciation expense for the 1997, 1996 and 1995 Fiscal Years amounted to $5,684,363, $6,475,294 and $6,618,370, respectively.

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1998


The components of property and equipment-held for sale are as follows:


                                                        February 28,
                                               ------------------------------
                                                  1998                1997
                                               -----------        -----------
Land                                           $   821,064        $   209,015
Building and improvement                        14,580,663          3,993,469
Furniture and fixtures                             436,719             40,053
                                               -----------         ----------
                                                15,838,446          4,242,537
Less:  Accumulated depreciation                  7,466,033          1,231,174
                                               -----------         ----------

                                               $ 8,372,413        $ 3,011,363
                                               ===========        ===========

During the year ended December 31, 1997, Cudahy Gardens had a loss on impairment of assets of $435,000.

During the year ended December 31, 1996, the physical condition of the property owned by Oklahoma City-Town and Country Village Apartments Ltd. deteriorated significantly. Repairs were restricted to making units ready for new tenants. Three apartments damaged by fire in 1995 and 1996 were not repaired. Vacancies increased significantly. The project is in default on its mortgage and is in a cash overdraft position. The conditions described are not expected to reverse in the near future. Future cash flows are estimated to be significantly less than the carrying value of the property. As a result, impairment of property and equipment is recognized in the financial statements in accordance with SFAS No.
121. The cost of property and equipment has been written down to $100,000. This amount was determined by projecting future cash flows on the assumption that the current level of vacancies will not decrease in the remaining estimated useful life of the property. Impairment of $4,376,899 has been recognized as the difference between the carrying value before impairment at December 31, 1996 and the present value of estimated cash flows. On April 21, 1998, the Partnership's limited partnership interest in Oklahoma City - Town and Country Village Apartments, Ltd. ("Town and Country") was assigned to the local general partner and the related purchase money note and interest thereon were canceled. Town & Country's liabilities in excess of assets at December 31, 1997 amounted to approximately $4,700,000 and the related purchase money note and accrued interest thereon amounted to approximately $7,400,000.

On December 5, 1996, HUD rendered formal notification to Los Caballeros Apartments ("Los Caballeros") that it has been declared in default of its contractual obligations with HUD as a result of the physical deficiencies cited. On February 13, 1997, Republic National Bank formally notified Los Caballeros that it has been declared in default under their mortgage as a consequence of the property's default under the regulatory agreement. Additionally, Los Caballeros is in default under the three Housing Assistance Payments contracts. A loss on impairment of fixed assets has been recognized in Los Caballeros' 1996 financial statements in the amount of $789,102. On April 25, 1997, the Partnership's Local Partnership Interest in Los Caballeros was sold to the general partners of Los Caballeros for $100,000 (see Note 10).

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1998

NOTE 5 - Mortgage Escrow Deposits

Mortgage escrow deposits consist of the following:


                                                        February 28,
                                               ------------------------------
                                                    1998              1997
                                               -------------      -----------
Reserve for replacements                         $4,255,686       $5,357,492
Real estate taxes, insurance and other            2,508,864        2,655,681
Preservation Acts                                    19,798           85,054
                                                -----------      -----------

                                                 $6,784,348       $8,098,227
                                                 ==========       ==========

NOTE 6 - Mortgage Notes Payable

The mortgage notes are payable in aggregate monthly installments of approximately $453,000, including principal and interest at rates ranging from 7% to 9% per annum, through May 2022. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership's rents and leases and is without further recourse.

Certain mortgage notes with balances aggregating $28,824,405 and $32,591,409 at December 31, 1997 and 1996, respectively, which bear interest at rates ranging from 7% to 8.5% per annum, were eligible for interest rate subsidies under the terms of regulatory agreements with the Secretary of the Department of Housing and Urban Development ("HUD"). Accordingly, the subsidiary partnerships paid only that portion of the monthly payments that would be required if the interest rate was in the range of 1% to 1.75% per annum; the balance was subsidized under
Section 236 of the National Housing Act.

Annual principal payment requirements for each of the next five fiscal years are as follows:

Year Ending December 31                       Amount
-----------------------                     ----------
1998                                       $13,308,712
1999                                         1,812,789
2000                                         1,940,707
2001                                         2,078,058
2002                                         2,224,189
Thereafter                                  34,100,122
                                            ----------
                                           $55,464,577
                                           ===========

The above principal payment requirements have been adjusted for principal acceleration which may result from the event of default of two subsidiary partnerships as well as the sale of the Partnership's interest in two and the assets and liabilities of two subsidiary partnerships with mortgage note balances aggregating $5,951,520 at December 31, 1997 with mortgage note balances aggregating $5,663,355 at December 31, 1997 (Note 11(a)).

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1998

The mortgage agreements require monthly deposits to reserves for replacements aggregating approximately $120,000 and monthly deposits to escrow accounts for real estate taxes, insurance and other (Note 5).

NOTE 7 - Purchase Money Notes Payable

Nonrecourse Purchase Money Notes in the original amount of $61,029,115 were issued to the selling partners of the subsidiary partnerships as part of the purchase price, and are secured only by the Partnership's interest in the subsidiary partnership to which the note relates.

The Purchase Money Notes, aggregating $46,352,956 at February 28, 1998 provide for simple interest at the rate of 9% per annum through maturity, which will occur during the period July 1998 to December 1999, will not be in default during the basic term (generally fifteen years) if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding subsidiary partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. Any interest not paid currently accrues, without further interest thereon, through the due date of the note. All accrued and unpaid interest must be paid on the due date of the note, unless the Partnership exercises an extension right. Continued accrual of such interest without payment would impact the effective rate of the notes, specifically by reducing the current effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the notes. Unpaid interest of $54,826,676 and $63,426,985 at February 28, 1998 and 1997, respectively, has been accrued and is included in the caption due to selling partners. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds from the sale or refinancing of the Apartment Complex, or in some cases the Local Partnership Interest to which the Purchase Money Note relates.

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

Cash flow distributions aggregating $311,625, $504,167 and $874,592 were made to the Partnership in the 1997, 1996 and 1995 Fiscal Years which does not include $5,397 and $43,287 escrow monies held for the Preservation Acts program in the 1997 and 1996 Fiscal Years. Of such distributions, $214,171, $302,500 and $487,931, respectively, was used to pay interest on the purchase money notes. Distribution of proceeds from sales aggregating $4,136,943 were made to the Partnership in the 1997 Fiscal Year of which $2,238,811 and $90,000, respectively, was used to pay principal and interest on the Purchase Money Notes.

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1998

NOTE 8  -Related Party Transactions

The costs incurred to related parties for the years ended February 28, 1998, February 28, 1997 and February 29, 1996 were as follows:

                                                                    Year Ended
                                                     --------------------------------------------
                                                     February 28,   February 28,     February 29,
                                                        1998            1997             1996
                                                     ----------      ----------       ----------
Partnership management fees (a)                      $  950,977      $  966,000       $  121,650
Expense reimbursement (b)                               148,493         208,772          152,409
Property management fees (c)                          1,503,178       1,572,340        1,597,860
Local administrative fee (d)                             26,250          26,250           26,250
                                                     ----------      ----------       ----------

                                                     $2,628,898      $2,773,362       $1,898,169
                                                     ==========      ==========       ==========

(a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's general partners and affiliates. Partnership management fees have been charged to operations and are included in administrative and management-related parties expenses. Partnership management fees owed to the General Partners amounting to approximately $426,000 and $936,000 were accrued and unpaid as of February 28, 1998 and 1997.

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

(c) Property management fees paid by Local Partnerships to affiliates of the Local Partnerships amounted to approximately $1,503,178, $1,572,340 and $1,597,860 for the 1997, 1996 and 1995 Fiscal Years, respectively. Of such fees $268,192, $330,024 and $330,475 was paid to a company which is also an affiliate of the Related General Partner for the 1997, 1996 and 1995 Fiscal Years, respectively.

(d) Cambridge Related Associates, a limited partner of the subsidiary partnerships is entitled to receive a local administrative fee of up to $2,500 from each subsidiary partnership.

Cambridge Related Associates has a .01% interest, as a limited partner, in each of the subsidiary partnerships.

As of January 1, 1992, Related Credit Properties III, Inc., an affiliate of the Related General Partner, became the local general partner of three subsidiary partnerships, Pacific Palms, a Limited Partnership, Cudahy Gardens, a Limited Partnership, and Riverside Gardens, a Limited Partnership. On April 27, 1998, the property and related assets and liabilities of Cudahy

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1998

Gardens and Riverside Gardens were sold to a third party for approximately $340,000 and $1,900,000, respectively, plus the assumption of the related mortgage notes.

Due to local general partners and affiliates at December 31, 1997 and 1996 consists of the following:


                                                                               December 31,
                                                                      ---------------------------
                                                                          1997            1996
                                                                      ----------       ----------
Operating advances (*)                                               $   221,252      $   259,361
General partner distributions                                             50,000           61,290
Management and other operating advances                                  231,341          831,602
                                                                      ----------       ----------

                                                                     $   502,593       $1,152,253
                                                                      ==========        =========

(*) Operating advances include three and four loans payable to local general partners and affiliates for the years ended December 31, 1997 and 1996, respectively, which are unsecured, non-interest bearing and are payable out of available surplus cash, of the respective subsidiary partnership, or at the time of sale or refinancing.

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1998

NOTE 9 - Income Taxes

A reconciliation of the financial statement net income (loss) to the income tax income (loss) for the Partnership and its consolidated subsidiaries is as follows:


                                                                  Year Ended December 31
                                                     ---------------------------------------------
                                                          1997           1996             1995
                                                     ------------    -----------      ------------
Financial statement net income (loss)                $  9,182,768    $(1,815,515)     $(8,082,989)

Difference between depreciation expense
recorded for financial reporting purposes
and the accelerated cost recovery system
utilized for income tax purposes                       (1,596,191)    (1,435,732)      (1,574,305)

Difference resulting from accruals for
financial reporting purposes not
deductible for tax purposes until paid                    (18,542)        38,371          (24,384)

Difference resulting from parent company
having a different fiscal year for income
tax and financial reporting purposes                     (935,853)       708,043            7,263

Difference between gain on sale of
properties recorded for financial
reporting purposes and for income tax
purposes                                               10,981,175      4,285,757                0

Loss on impairment of assets                              435,000      5,166,001                0

Difference between extraordinary
item-forgiveness of indebtedness income
recorded for financial reporting purposes
and for income tax purposes                            (1,641,970)    (1,769,101)               0

Other                                                     265,417        429,491                0
                                                     ------------    -----------      -----------

Net income (loss) as shown on the income
tax return for the calendar year ended               $ 16,671,804    $ 5,607,315      $(9,674,415)
                                                     ============    ===========      ===========

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

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1998

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

On September 17, 1996, the property and the related assets and liabilities of Oakland-Keller Plaza ("Keller Plaza") were sold to a third party for $8,800,000, resulting in a gain in the amount of $4,937,099. The Partnership used $3,472,792 of the net proceeds to settle the associated Purchase Money Note and accrued interest which had a total outstanding balance of $4,065,887, resulting in forgiveness of indebtedness income of $593,095. In 1997, additional proceeds were received and paid to the Purchase Money Note Holder resulting in a decrease in the forgiveness of indebtedness income of $65,567.

On April 25, 1997, the Partnership's Local Partnership Interest in Los Caballeros Apartments ("Los Caballeros") was sold to the general partners of Los Caballeros for $100,000, resulting in a gain in the amount of $501,309. No proceeds were used to settle the associated Purchase Money Note and accrued interest thereon which had a total outstanding balance of $3,187,950, resulting in forgiveness of indebtedness income.

On March 14, 1996, South Munjoy Associates, Limited ("South Munjoy") entered into a purchase and sale of real estate agreement with Mainland Development Company of Portland, Maine ("Mainland Development") to sell the project, subject to HUD approval and other contingencies. On September 9, 1997, the property and the related assets and liabilities of South Munjoy were sold to Montfort Housing Limited Partnership (which is an affiliate of Mainland Development) for $3,000,000, resulting in a loss in the amount of $225,247. The Partnership used $1,312,741 of the net proceeds to settle the associated Purchase Money Note and accrued interest thereon which had a total outstanding balance of $3,246,553, resulting in forgiveness of indebtedness income of $1,933,812.

On December 12, 1997, the Partnership limited partnership interest in Grosvenor South Apartments Limited Partnership and Grosvenor South Apartments #2 Limited Partnership (together, the "Grosvenors") were sold to the general partners of the Grosvenors for $1,114,300, resulting in a loss in the amount of $1,409,038. No proceeds were used to settle the associated Purchase Money Notes and accrued interest which had a total outstanding balance of $5,058,313, resulting in forgiveness of indebtedness income.

On December 12, 1997, the Partnership's limited partnership interest in Clinton Plaza Apartments Limited Partnership and Clinton Plaza Apartments #2 Limited Partnership (together the "Clintons") were sold to the general partners of the Clintons for $1,673,400, resulting in a loss in the amount of $2,768,841. No proceeds were used to settle the associated Purchase Money

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1998

Notes and accrued interest which had a total outstanding balance of $9,689,980, resulting in forgiveness of indebtedness income.

On January 16, 1998, the property and related assets and liabilities of Country Ltd. ("Country") and Northbrook III, Ltd. ("Northbrook") were sold to a third party for approximately $3,247,000 and $1,998,000, respectively, resulting in gains of approximately $868,000 and $577,000, respectively, which will be reflected in the May 31, 1998 financial statements. The Partnership used approximately $860,000 and $90,000, respectively, of the net proceeds to settle the associated Purchase Money Note and accrued interest thereon which had total outstanding balances of $2,517,000 and $77,000, respectively, resulting in forgiveness of indebtedness income (loss) of $1,656,000 and $(13,000), respectively.

NOTE 11 - Commitments and Contingencies

a)  Events of Default and Going Concern

Caddo Parish-Villas South, Ltd.
Caddo Parish-Villas South, Ltd. ("Villas South") continues to be in default of its original mortgage agreement. Until November 1995, the project operated under a provisional workout agreement with HUD. During November 1995, the mortgage note was sold to a conventional mortgagee. These items raise substantial doubt about Villas South's ability to continue as a going concern. The auditors for Villas South modified their report for the 1995 Fiscal Year due to the uncertainty of the ability of Villas South to continue in existence. Villas South is in the process of trying to renegotiate the terms of the notes with the new mortgage holders, but there can be no assurance that the renegotiation will be successful. Villas South filed for protection under Chapter 11 of the United States Bankruptcy Code on November 12, 1996 and the equivalent of a receiver has been appointed. The Partnership's investment in Villas South was approximately $222,000 and $373,000 at February 28, 1998 and 1997, respectively, and the minority interest balance was zero at each date. Villas South's net loss after minority interest amounted to approximately $151,000, $151,000, and $151,000 for the 1997, 1996 and 1995 Fiscal Years, respectively.

Oklahoma City-Town and Country Village Apartments, Ltd.
On April 21, 1998 the Partnership limited partnership interest in Oklahoma City
- Town and Country Village Apartments, Ltd. ("Town and Country") was assigned to the local general partner and the related purchase money note and interest thereon were canceled. Town & Country's liabilities in excess of assets at December 31, 1997 amounted to approximately $4,700,000 and the related purchase money note and accrued interest thereon amounted to approximately $7,400,000. Prior to its sale, Town and Country was in default of its original mortgage agreement. Until November 1995, the project operated under a provisional workout agreement with HUD. On November 1, 1995, the mortgage note was sold to a conventional mortgagee. No payments were being made on this loan. In addition, the physical condition of the project continued to deteriorate and by order of the District Court of Oklahoma County during December 1997, a receiver was appointed to preserve and protect the mortgaged property pending foreclosure. At December 31, 1997, total liabilities exceeded total assets by approximately $4,700,000. These items raised substantial doubt about Town and Country's ability to continue as a going concern. The auditors for Town and Country modified their reports for the 1997, 1996, and 1995 Fiscal Years due to the uncertainty of the ability of Town and

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1998

Country to continue in existence. Town and Country is in the process of trying to renegotiate the terms of the notes with the new mortgage holders, but there can be no assurance that the renegotiation will be successful. The Partnership's investment in Town & Country was reduced to zero by current and prior years' losses at February 28, 1998 and 1997, and the minority interest balance was zero at each date. Town & Country's net loss after minority interest amounted to approximately $216,000, $4,741,000 and $350,000 for the 1997, 1996 and 1995
Fiscal Years, respectively.

Char-Mur Apartments, Ltd.
During the year ended December 31, 1996, Char-Mur Apartments, Ltd. ("Char-Mur ") incurred a net loss of approximately $31,000 and, as of that date, the local partnership's total current liabilities exceeded its total current assets by approximately $78,500. These factors, among others, raise substantial doubt about the partnership's ability to continue as a going concern. Char-Mur's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its mortgage, to obtain additional capital contributions from partners, and ultimately, to attain successful operations. Management is making all efforts possible to increase the occupancy and the rental income of the project and to make the necessary improvements to enhance the property, in an attempt to improve Char-Mur's cash flow. The partnership's investment in Char-Mur was approximately $221,000 and $252,000 at February 28, 1998 and 1997, respectively, and the minority interest balance was zero at each date. Char-Mur's net loss after minority interest amounted to approximately $31,000, $25,000 and $26,000 for the 1997, 1996 and 1995 Fiscal Years, respectively.

b)  Purchase Money Notes

As part of the purchase price of its investment in the Local Partnerships, the Partnership issued approximately $61,029,000 of Purchase Money Notes. As of the end of the 1997 Fiscal Year, unpaid accrued interest on the Purchase Money Notes amounted to approximately $54,827,000. The principal of and all accrued interest on the Purchase Money Notes is due at maturity, which will occur during the period July 1998 to December 1999. During the fiscal year ended February 28, 1998, the properties and related assets and liabilities owned by three subsidiary partnerships were sold to third parties and the Partnership's Local Partnership Interest in five other Local Partnerships were sold to a third party and the Local Partnership's general partners. Through the fiscal year ended February 28, 1998, the properties and related assets and liabilities owned by five subsidiary partnerships were sold to third parties and the Partnership's Local Partnership Interest in six other Local Partnership's were sold to a third party and the Local Partnership's general partner, respectively. A portion of the net proceeds were used to settle the associated purchase money notes and accrued interest thereon (see Note 10). The Partnership may elect, upon the payment of an extension fee of 1 1/2% per annum of the outstanding principal amount, to extend the term of the Purchase Money Notes for up to five additional years (see Note 7). Management is working with the selling partners to restructure and/or refinance the notes. The sellers recourse, in the event of non-payment, would be to foreclose on the Partnership's interests in the respective Local Partnerships.

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1998

c)  Certificate of Deposit

The Partnership has a certificate of deposit in the amount of $75,509 at February 28, 1998 to secure an overdraft in Town and Country's bank account. The amount of the overdraft was approximately $41,000 at December 31, 1997.

d)  Other Restricted Cash

In addition, the Partnership and/or its subsidiary partnerships may from time to time use a portion of their cash or property to secure operating credit lines. As of February 28, 1998, $130,000 of the Partnership's funds have been so pledged to secure operating credit lines at five subsidiary partnerships.

e)  Guarantees

The Partnership has guaranteed approximately $79,000 of advances to certain subsidiary partnerships from their general partners and affiliates.

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

g)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. As of February 28, 1998, uninsured cash and cash equivalents and mortgage escrow deposits approximated $6,824,000.

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1998

h)  Sale of Subsidiary Partnership

The general partners of one subsidiary partnership, Westgate Associates, Limited ("Westgate"), have signed an option agreement to sell the project to the Vermont Housing Finance Agency, subject to HUD approval and other contingencies, on or before December 31, 1998. The Partnership's investment in Westgate was approximately $814,000 at February 28, 1998. Westgate's assets constituted approximately 3% of the consolidated total assets at February 28, 1998.

i)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 15% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving Government Assistance, for example the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

NOTE 12 - Subsequent Events

In March 1998, a distribution of approximately $2,011,000 and $20,000 which was accrued at February 28, 1998 was paid to the limited partners and General Partners, respectively, from net proceeds from the sale of underlying properties.

On April 21, 1998, the Partnership's limited partnership interest in Oklahoma City - Town and Country Village Apartments, Ltd. ("Town and Country") was assigned to the local general partner and the related purchase money note and interest thereon were canceled. Town & Country's liabilities in excess of assets at December 31, 1997 amounted to approximately $4,700,000 and the related purchase money note and accrued interest thereon amounted to approximately $7,400,000.

On April 27, 1998, the property and the related assets and liabilities of Riverside Gardens Limited Partnership ("Riverside") and Cudahy Gardens Limited Partnership ("Cudahy") were sold to a third party for approximately $1,900,000 and $340,000, respectively, plus the assumption of the related mortgage notes. The Partnership used approximately $442,000 and $47,000, respectively, of the net proceeds to settle the associated Purchase Money Note and accrued interest thereon which had total outstanding balances of $5,393,000 and $2,700,000, respectively, resulting in forgiveness of indebtedness increase of $4,956,000 and $2,623,000, respectively.

On May 19, 1998, the Pacific Palm Limited Partnership entered into a letter of intent to sell the property to an unaffiliated third party for a price of $4,500,000. The letter of intent is condi-

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1998

tioned upon several factors; accordingly, no assurances can be given that the sale will actually occur.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None
                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

The Partnership has no directors or officers. The Partnership's affairs are managed and controlled by the General Partners.

Government Assisted Properties, Inc. (the "Assisted General Partner") and Related Housing Programs Corporation (the "Related General Partners") are affiliated with The Related Companies, L.P. ("Related"). The general partner of Related is The Related Realty Group, Inc., of which Stephen M. Ross is president, director and a stockholder. The General Partners manage and control the affairs of the Partnership by engaging other affiliates of Related.

The Assisted General Partner was incorporated in Delaware on April 15, 1983 and the Related General Partner was incorporated in Delaware on July 2, 1982.

On November 25, 1997, an affiliate of the Related General Partner purchased 100% of the stock of the Assisted General Partner (the "Transfer"). In addition to the Transfer, an affiliate of the Related General Partner also acquired the Assisted General Partner's general partner interest in Cambridge/Related Housing Associates Limited Partnership, the special limited partner of the Partnership. Pursuant to the Partnership's Amended and Restated Partnership Agreement, the consent of the limited partners was not required to approve the Transfer. In connection with the Transfer, the Partnership paid to the Assisted General Partner the accrued asset management fees owed to it in the aggregate amount of $1,000,814. See Note 8 to the Financial Statements in Item 8 above.

Certain information concerning the directors and officers of the General Partners who may be deemed directors or executive officers of the Partnership are set forth below.

The director and officers of the Related General Partner are as follows:

Name                                      Position
----                                      --------
Stephen M. Ross                           Director

J. Michael Fried                          President and Director

Alan P. Hirmes                            Vice President

Stuart J. Boesky                          Vice President

Frank P. Cerbini                          Vice President

Glenn F. Hopps                            Treasurer

Lynn A. McMahon                           Secretary

Susan J. McGuire                          Assistant Secretary

STEPHEN M. ROSS, 58, President, Director and shareholder of The Related Realty Group, Inc., the general partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments.

J. MICHAEL FRIED, 54, the sole shareholder of one of the general partners of Related Capital Company ("Capital"), a real estate finance and acquisition affiliate of Related. In that capacity, he is responsible for all of Capital's syndication, finance, acquisition and investor reporting activities. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Capital in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a Master of Science degree in Psychology; and from Michigan State University with a Bachelor of Arts degree in History.

ALAN P. HIRMES, 43, has been a Certified Public Accountant in New York since 1978. Prior to joining Related in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

STUART J. BOESKY, 41, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984, Mr. Boesky practiced law with the Boston law firm of Kaye Fialkow Richard & Rothstein, and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law.

FRANK P. CERBINI, 41, rejoined Related in 1992 where his primary responsibility has been disposition of real estate. From 1990 to 1992 he was Marketing Director at Carlton Property Auctions; during 1992 he was Vice President of USAuction, Inc. From 1987 to 1990 he was Vice President at Marigold Real Estate, a real estate development company located in Greenwich, CT. From 1980 to 1986 he was in acquisition officer at Related Capital Company. He received a Bachelor of Science in Economics from Manhattan College in 1979.

GLENN F. HOPPS, 35, joined Related in December 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

LYNN A. McMAHON, 42, has served as Assistant to the President of Capital since 1983. From 1978 to 1983 she was employed at Sony Corporation of America in the Government Relations Department.

SUSAN J. McGUIRE, 51, graduated from William Cullen Bryant High School in Woodside, New York, and attended Queensboro Community College. Since January 1977, she has served as Assistant to the President and Office Manager at Capital. From May 1973 to January 1977, she was employed as an administrative assistant with Condren, Walker & Co., Inc., an investment banking firm in New York City.

The directors and executive officers of the Assisted General Partner are as follows:

Name                                      Position
----                                      --------
J. Michael Fried                          President and Director

Alan P. Hirmes                            Vice President

Stuart J. Boesky                          Vice President

Marc D. Schnitzer                         Vice President

Denise L. Kiley                           Vice President

Glenn F. Hopps                            Treasurer

Lynn A. McMahon                           Secretary

MARC D. SCHNITZER, 37, joined Related in January 1988 after receiving his Master of Business Administration degree from The Wharton School of The University of Pennsylvania in December 1987. From 1983 to 1986, Mr. Schnitzer was a Financial Analyst with The First Boston Corporation in New York, an international investment banking firm. Mr. Schnitzer received a Bachelor of Science degree, summa cum laude, in Business Administration, from the School of Management at Boston University in May 1983.

DENISE L. KILEY, 38, is responsible for overseeing the due diligence and asset management of all multifamily residential properties invested in RCC sponsored corporate, public and private equity and debt funds. Prior to joining Related in 1990, Ms. Kiley had experience acquiring, financing and asset managing multifamily residential properties. From 1981 through 1985 she was an auditor with Price Waterhouse. Ms. Kiley holds a Bachelor of Science in Accounting from Boston College.

Biographical information with respect to Messrs. Fried, Hirmes, Boesky, Hopps and Ms. McMahon is set forth above.

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

At February 28, 1998, security ownership by the General Partners and their affiliates was as follows:


                        Name and Address of                        Amount of         Percentage
Title of Class          Beneficial Ownership                Beneficial Ownership       of Class
--------------          --------------------                --------------------       --------
General Partnership     Government Assisted
Interest in the         Properties, Inc.                          $   1                 25%
Partnership             625 Madison Avenue
                        New York, NY  10022

                        Related Housing Programs
                        Corporation                                   1                 25%
                        625 Madison Avenue
                        New York, NY  10022

                        Cambridge/Related Housing
                        Associates Limited Partnership              998                 50%
                        625 Madison Avenue
                        New York, NY  10022

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

Affiliates of the Related General Partner earned approximately $268,000 in management fees during the 1997 Fiscal Year for providing property management services to eight of the Local Partnerships.

In accordance with the partnership agreements, Cambridge Related Associates was named as the general partner of the following five Local Partnerships: New Jersey, Ziegler Boulevard, Eastwyck III, Country and Northbrook III.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                      Sequential
                                                                         Page
                                                                      ----------

(a) 1.     Financial Statements

           Independent Auditors' Report                                     28

           Consolidated Balance Sheets at February 28, 1998 and
           1997                                                            152

           Consolidated Statements of Operations for the years
           ended February 28, 1998, February 28, 1997 and
           February 29, 1996                                               153

           Consolidated Statements of Partners' Deficit for the
           years ended February 28, 1998, February 28, 1997 and
           February 29, 1996                                               154

           Consolidated Statements of Cash Flows for the years
           ended February 28, 1998, February 28, 1997 and
           February 29, 1996                                               155

           Notes to Consolidated Financial Statements                      157

(a) 2.     Financial Statement Schedules

           Independent Auditors' Report                                    181

           Schedule I - Condensed Financial Information of
           Registrant                                                      182

           Schedule III - Real Estate and Accumulated
           Depreciation                                                    185

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

(21) The Local Partnerships set forth in Item 2 may be considered subsidiaries of the Registrant

(27)       Financial Data Schedule (filed herewith)                        187

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


                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                               LIMITED PARTNERSHIP



                                    By:   GOVERNMENT ASSISTED PROPERTIES, INC.,
                                          a general partner

Date: May 22, 1998

                                          By:  /s/ J. Michael Fried
                                               ----------------------
                                               J. Michael Fried
                                               President and Director


                                    and


                                    By:   RELATED HOUSING PROGRAMS CORPORATION,
                                          a general partner

Date: May 22, 1998

                                          By:  /s/ J. Michael Fried
                                               ----------------------
                                               J. Michael Fried
                                               President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


       Signature                           Title                                Date
       ---------                           -----                                ----
                                  President  and Chief Executive
/s/ J. Michael Fried              Officer (principal executive officer)
--------------------              and Director of Related  Housing
J. Michael Fried                  Programs Corporation and
                                  Government Assisted Properties, Inc.       May 22, 1998


/s/ Alan P. Hirmes                Vice President (principal financial
--------------------              officer) of Related Housing
Alan P. Hirmes                    Programs Corporation and
                                  Government Assisted Properties, Inc.       May 22, 1998


/s/ Glenn F. Hopps                Treasurer (principal accounting
--------------------              officer) of Related Housing
Glenn F. Hopps                    Programs Corporation and
                                  Government Assisted Properties, Inc.       May 22, 1998


/s/ Stephen M. Ross
-------------------               Director of Related Housing
Stephen M. Ross                   Programs Corporation                       May 22, 1998


                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Cambridge + Related Housing Properties Limited Partnership and Subsidiaries


In connection with our audits of the consolidated financial statements of Cambridge + Related Housing Properties Limited Partnership and Subsidiaries included in this Form 10-K as presented in our opinion dated April 29, 1998 on page , and based on the reports of other auditors, we have also audited supporting Schedules I and III for the 1997, 1996 and 1995 Fiscal Years. In our opinion, and based on the reports of other auditors (certain of which were modified due to the uncertainty of these subsidiary partnerships' abilities to continue in existence), these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 11(a), three of the subsidiary partnerships are in default of their mortgage agreements. This raises substantial doubt about these subsidiary partnerships' abilities to continue as going concerns. The auditors of two (1997 Fiscal Year) and one (1996 and 1995 Fiscal Years), of these subsidiary partnerships have modified their reports, due to the uncertainty of the ability of the subsidiary partnerships to continue in existence. Management's plans regarding these matters are also discussed in Note 11(a). The financial statements for one (1997, 1996 and 1995 Fiscal Years) of these subsidiary partnerships were not audited. Such subsidiary partnerships' losses constituted $398,321, $4,917,277 and $426,975 of the Partnership's net loss during the 1998, 1997 and 1996 Fiscal Years and assets constituted 5% and 4% of the Partnership's total assets at February 28, 1998 and 1997, respectively. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

New York, New York
April 29, 1998

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



Summarized condensed financial information of registrant (not including consolidated subsidiary partnerships)


                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                                                            February 28,
                                                                    -----------------------------
                                                                         1998            1997
                                                                    ------------     ------------
Cash and cash equivalents                                           $  4,164,863     $  2,120,859
Certificates of deposit                                                  205,509          201,986
Investment in subsidiary partnerships                                 28,801,010       41,362,927
Other assets                                                             121,477          175,538
                                                                    ------------     ------------

  Total assets                                                      $ 33,292,859     $ 43,861,310
                                                                    ============     ============

                        LIABILITIES AND PARTNERS' DEFICIT

Purchase money notes payable                                        $ 46,352,956     $ 56,929,115
Due to general partner and affiliates                                    314,365          791,514
Due to selling partners                                               54,842,675       63,442,985
Other liabilities                                                         17,665           17,601
Distribution payable                                                   2,030,972        1,111,554
                                                                    ------------     ------------
Total liabilities                                                    103,558,633      122,292,769

Partners' deficit                                                    (70,265,774)     (78,431,459)
                                                                    ------------     ------------

  Total liabilities and partners' deficit                           $ 33,292,859     $ 43,861,310
                                                                    ============     ============


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

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                       CONDENSED STATEMENTS OF OPERATIONS

                                                                      Year Ended
                                                    ----------------------------------------------
                                                    February 28,     February 28,     February 29,
                                                        1998             1997             1996*
                                                    ------------     -----------      ------------
Revenues
  Other                                             $     86,033     $    66,982      $    15,254
                                                    ------------     -----------      -----------

                                                          86,033          66,982           15,254
                                                    ------------     -----------      -----------

Expenses

  Administrative and management                          187,319         195,043          180,897
  Administrative and management-
   related parties                                     1,115,291       1,174,772          274,059
  Financial, principally interest                      4,814,077       5,286,095        5,492,620
                                                    ------------     -----------      -----------

                                                       6,116,687       6,655,910        5,947,576
                                                    ------------     -----------      -----------
                                                      (6,030,654)     (6,588,928)      (5,932,322)

  Loss on sale of investments in subsidiary
   partnerships                                       (3,676,571)              0                0
  Forgiveness of indebtedness income                  21,447,564       3,207,855                0
  Equity in (loss) income of subsidiary
   partnerships (a)                                   (1,543,682)      4,371,713       (1,763,546)
                                                    ------------     -----------      -----------

Net income (loss)                                   $ 10,196,657     $   990,640      $(7,695,868)
                                                    ============     ===========      ===========


(a) Includes suspended prior year losses in excess of investment in accordance with equity method of accounting amounting to ($377,597) and ($2,097,399) for 1998 and 1997.


*Restated for comparative purposes to reflect investments in certain subsidiary partnerships at zero.

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                     Year Ended
                                                      ---------------------------------------------
                                                      February 28,     February 28,    February 29,
                                                         1998             1997             1996*
                                                      -----------      -----------     ------------
Cash flows from operating activities:
Net income (loss)                                     $ 10,196,657     $   990,640     $(7,695,868)
                                                      ------------     -----------     -----------

Adjustments to reconcile net income (loss) to
  net cash (used in) operating activities:
  Loss on sale of investments in subsidiary
   partnerships                                          3,676,571               0               0
  Forgiveness of indebtedness income                   (21,447,564)     (3,207,855)              0

  (Increase) decrease in assets:
  (Increase) decrease in certificates of deposit            (3,523)         53,014               0
  Equity in loss (income) of subsidiary
   partnerships                                          1,543,682      (4,371,713)      1,763,546
  Decrease (increase) in other assets                       54,061         (82,321)        (39,226)

  Increase (decrease) in liabilities:
  Due to general partners and affiliates                  (477,149)     (1,254,385)         59,593
  Due to selling partners                                4,814,077       5,286,095       5,492,620
  Other liabilities                                             64             (65)           (677)
                                                      ------------     -----------     -----------
  Total adjustments                                    (11,839,781)     (3,577,230)      7,275,856
                                                      ------------     -----------     -----------
   Net cash (used in) operating activities              (1,643,124)     (2,586,590)       (420,012)
                                                      ------------     -----------     -----------

Cash flows from investing activities:
  Proceeds from sale of investments in subsidiary
   partnerships                                          2,887,700               0               0
  Investment in subsidiary                                 (23,486)              0               0
  Distributions from subsidiaries                        4,477,450       9,750,025         874,592
                                                      ------------     -----------     -----------
  Net cash provided by investing activities              7,341,664       9,750,025         874,592
                                                      ------------     -----------     -----------

Cash flows from financing activities:
  Principal payments of purchase money notes            (2,001,151)     (3,300,000)              0
  Payments to selling partners                            (541,831)     (1,795,794)       (487,932)
  Distributions to partners                             (1,111,554)              0               0
                                                      ------------     -----------     -----------
  Net cash used in financing activities                 (3,654,536)     (5,095,794)       (487,932)
                                                      ------------     -----------     -----------

Net increase (decrease) in cash and
  cash equivalents                                       2,044,004       2,067,641         (33,352)
Cash and cash equivalents, beginning of year             2,120,859          53,218          86,570
                                                      ------------     -----------     -----------

Cash and cash equivalents, end of year                $  4,164,863     $ 2,120,859     $    53,218
                                                      ============     ===========     ===========

*Restated for comparative purposes to reflect investments in certain subsidiary partnerships at zero.

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                FEBRUARY 28, 1998

                                                                                                         Gross Amount at which
                                                                                            Cost           Carried At Close
                                                             Initial Cost to Partnership  Capitalized         of Period
                                                             ---------------------------  Subsequent to ----------------------
                                                                           Buildings and  Acquisition:            Buildings and
Subsidiary Partnership's Residential Property   Encumbrances     Land       Improvements  Improvements   Land     Improvements
---------------------------------------------  ------------   -----------   ------------ ------------  ---------- ------------
(9)  Bay Village Company                       $4,343,683 $    333,604  $   6,053,390 $    652,868 $    334,015  $   6,705,847
(12) Bethany Glen Associates                    2,386,135      341,004      3,025,540      412,722      341,415      3,437,851
(11) Grandview-Blue Ridge Manor, Limited        1,434,595      128,604      2,011,867       25,279      129,015      2,036,735
(4)  Buena Vista Manor Apts. Ltd.               3,138,075      258,604      4,355,907      643,911      294,581      4,963,841
(7)  Canton Commons Apartments                  9,270,958      683,605     11,875,258      210,342      684,016     12,085,189
(18) Cedar Hill Apartments, Ltd.                  985,691       67,419      1,337,361       51,892       69,380      1,387,292
(10) Breckenridge-Chaparral Apartments II, Ltd. 1,446,578      123,604      2,010,522      163,915      124,015      2,174,026
(18) Char-mur Apartments                          811,793       55,048      1,080,372       41,634       57,009      1,120,045
(7)  Clinton Plaza Apartments L. P.                     0      238,604      4,443,787   (4,682,391)           0              0
(7)  Clinton Plaza Apartments #2 L. P.                  0      288,604      5,293,492   (5,582,096)           0              0
(18) Crossett Apartments, Ltd.                    916,285       61,840      1,176,962       79,375       63,801      1,254,376
(8)  Cudahy Gardens, Ltd.                       2,281,498      168,604      3,092,733     (306,821)     169,016      2,785,500
(10) El Paso-Gateway East, Ltd.                 1,784,822      158,604      2,422,623      328,567      164,656      2,745,138
(7)  Golf Manor Apartments, Ltd.                1,964,430      183,605      3,060,084      124,235      184,016      3,183,908
(7)  Grosvenor South Apartments L. P.                   0      233,604      4,341,549   (4,575,153)           0              0
(7)  Grosvenor South Apartments #2 L. P.                0       81,104      1,460,463   (1,541,567)           0              0
(3)  Oakland-Keller Plaza                               0      358,605      5,742,056   (6,100,661)           0              0
(16) Lafayette Square Apartment's Ltd.          3,219,644      348,604      4,116,308      321,188      349,015      4,437,085
(8)  San Diego-Logan Square Gardens Co.         3,949,021      308,604      5,005,103      538,226      309,015      5,542,918
(6)  Los Caballeros Apartments                          0      223,604      4,124,963   (4,348,567)           0              0
(3)  South Munjoy Associates Ltd.                       0      208,604      3,456,920   (3,665,524)           0              0
(13) Country, Ltd.                              1,672,848      210,827      3,807,680       16,147      211,238      3,823,416
(13) Northbrook III, Ltd.                       1,348,760      131,383      2,305,900       17,754      131,794      2,323,243
(10) Forth Worth-Northwood Apartments, Ltd.     1,581,643      118,604      2,226,552      283,561      119,015      2,509,702
(10) Corpus Christi-Oso Bay Apartments, Ltd.    1,868,589      158,604      2,501,173      214,820      159,015      2,715,582
(8)  Pacific Palms, Ltd.                        3,710,274      233,604      4,819,956      620,616      234,015      5,440,161
(14) Zeigler Blvd., Ltd.                        2,853,063      218,605      3,945,003      121,652      219,016      4,066,244
(14) Parktowne, Ltd.                            2,495,147      176,605      3,273,501      116,893      177,016      3,389,983
(8)  Riverside Gardens, Ltd.                    4,236,906      308,604      5,357,903      727,732      309,016      6,085,223
(5)  Rolling Meadows Apts., Ltd.                3,358,243      258,604      4,418,421      586,277      259,015      5,004,287
(5)  Ardmore-Rolling Meadows of Ardmore, Ltd.   1,680,053      138,604      2,320,412      263,839      118,015      2,604,840
(5)  Rolling Meadows of Chickasha, Limited              0      128,604      2,298,164   (2,426,768)           0              0
(15) Roper Mountain Apartments                          0      258,605      4,925,617   (5,184,222)           0              0
(7)  Rosewood Manor Apartments                  4,084,519      508,604      5,328,672      414,169      509,016      5,742,429
(14) New Jersey, Ltd.                           2,391,363      178,605      3,214,241      112,737      179,016      3,326,567
(10) Stephenville-Tarleton Arms                 2,161,683      238,604      2,832,970      167,489      239,015      3,000,048
(5)  Oklahoma City-Town & Country Village       6,369,797      408,604      7,307,195   (4,253,696)     100,000      3,362,103
(17) Caddo Parish-Villas South, Ltd.            5,168,558      298,604      6,019,236      183,248      299,015      6,202,073
(14) Eastwyck III, Ltd.                         1,212,773      108,605      1,790,877        8,226      109,016      1,798,692
(7)  Warren Manor Apts., Ltd.-Property A and B  7,065,322      758,604     10,506,325      337,217      759,015     10,843,131
(7)  Warren Woods Apartments, Ltd.              3,145,212      308,605      4,697,009       98,940      309,016      4,795,538
(1)  Westgate Associates Ltd.                   1,990,046      183,604      2,824,512      200,822      184,015      3,024,923
(14) Westwood Apartments Company, Limited       3,299,732      233,605      4,168,757       37,126      234,016      4,205,472
(2)  Wingate Associates Ltd.                    2,189,794      198,604      2,968,529      363,583      199,016      3,331,700
                                             ------------  -----------   ------------  -----------   ----------   ------------

                                             $101,817,533  $10,619,983   $173,345,865 $(34,180,464)  $8,330,276   $141,455,108
                                             ============  ===========   ============ ============   ==========   ============


                                              Gross Amount at which                                     Life on which
                                                 Carried At Close                                       Depreciation in
                                                    of Period                                           Latest Income
                                                 ---------------- Accumulated   Year of       Date      Statement is
Subsidiary Partnership's Residential Property         Total       Depreciation  Construction  Acquired  Computed(c)(d)
---------------------------------------------        ---------    ------------  ------------  --------  --------------
(9)  Bay Village Company                             $ 7,039,862 $  3,311,145      (c)         10/83        15-30
(12) Bethany Glen Associates                           3,779,266    2,269,534      (c)         10/83        10-30
(11) Grandview-Blue Ridge Manor, Limited               2,165,750    1,032,722      (c)         9/83         30
(4)  Buena Vista Manor Apts. Ltd.                      5,258,422    3,359,777      (c)         11/83        20-30
(7)  Canton Commons Apartments                        12,769,205    7,017,300      (c)         8/83         25
(18) Cedar Hill Apartments, Ltd.                       1,456,672      529,759      (c)         12/84        20-35
(10) Breckenridge-Chaparral Apartments II, Ltd         2,298,041    1,023,150      (c)         9/83         30
(18) Char-mur Apartments                               1,177,054      429,725      (c)         12/84        35
(7)  Clinton Plaza Apartments L. P.                            0            0      (c)         8/83         30
(7)  Clinton Plaza Apartments #2 L. P.                         0            0      (c)         8/83         30
(18) Crossett Apartments, Ltd.                         1,318,177      557,707      (c)         12/84        30
(8)  Cudahy Gardens, Ltd.                              2,954,516    1,587,054      (c)         9/83         10-30
(10) El Paso-Gateway East, Ltd.                        2,909,794    1,302,340      (c)         9/83         25-30
(7)  Golf Manor Apartments, Ltd.                       3,367,924    1,858,170      (c)         8/83         25
(7)  Grosvenor South Apartments L. P.                          0            0      (c)         8/83         30
(7)  Grosvenor South Apartments #2 L. P.                       0            0      (c)         8/83         30
(3)  Oakland-Keller Plaza                                      0            0      (c)         9/83         15-30
(16) Lafayette Square Apartment's Ltd.                 4,786,100    2,134,265      (c)         9/83         15-30
(8)  San Diego-Logan Square Gardens Co.                5,851,933    2,664,661      (c)         9/83         7-30
(6)  Los Caballeros Apartments                                 0            0      (c)         9/83         30
(3)  South Munjoy Associates Ltd.                              0            0      (c)         11/83        30-40
(13) Country, Ltd.                                     4,034,654    1,809,552      (c)         8/83         5-30
(13) Northbrook III, Ltd.                              2,455,037    1,097,283      (c)         8/83         30
(10) Forth Worth-Northwood Apartments, Ltd.            2,628,717    1,175,116      (c)         9/83         10-30
(10) Corpus Christi-Oso Bay Apartments, Ltd.           2,874,597    1,285,287      (c)         9/83         27.5-30
(8)  Pacific Palms, Ltd.                               5,674,176    3,652,686      (c)         9/83         9-30
(14) Zeigler Blvd., Ltd.                               4,285,260    1,915,473      (c)         8/83         40
(14) Parktowne, Ltd.                                   3,566,999    1,609,091      (c)         8/83         15-30
(8)  Riverside Gardens, Ltd.                           6,394,239    2,972,144      (c)         9/83         15-30
(5)  Rolling Meadows Apts., Ltd.                       5,263,302    2,808,026      (c)         11/83        27
(5)  Ardmore-Rolling Meadows of Ardmore, Ltd.          2,722,855    1,286,286      (c)         9/83         15-30
(5)  Rolling Meadows of Chickasha, Limited                     0            0      (c)         11/83        27
(15) Roper Mountain Apartments                                 0            0      (c)         8/83         25
(7)  Rosewood Manor Apartments                         6,251,445    2,641,500      (c)         9/83         30
(14) New Jersey, Ltd.                                  3,505,583    1,561,302      (c)         8/83         30
(10) Stephenville-Tarleton Arms                        3,239,063    1,458,813      (c)         9/83         15-40
(5)  Oklahoma City-Town & Country Village              3,462,103    3,362,103      (c)         9/83         10-30
(17) Caddo Parish-Villas South, Ltd.                   6,501,088    3,011,001      (c)         9/83         15-30
(14) Eastwyck III, Ltd.                                1,907,708      868,298      (c)         8/83         30
(7)  Warren Manor Apts., Ltd.-Property A and B        11,602,146    6,252,011      (c)         8/83         25
(7)  Warren Woods Apartments, Ltd.                     5,104,554    2,798,928      (c)         8/83         25
(1)  Westgate Associates Ltd.                          3,208,938    1,070,840      (c)         11/83        40
(14) Westwood Apartments Company, Limited              4,439,488    2,024,565      (c)         8/83         15-30
(2)  Wingate Associates Ltd.                           3,530,716    1,133,989      (c)         11/83        30-40
                                                     -----------  -----------

                                                    $149,785,384  $74,871,603
                                                    ============  ===========



           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
             Partnership Property Pledged as Collateral (Continued)
                                FEBRUARY 28, 1998


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
(10) Texas, (11) Missouri, (12) Arizona, (13) Mississippi, (14) Alabama, (15) South Carolina, (16) New Mexico, (17) Louisiana, (18) Arkansas


                                           Cost of Property and Equipment                   Accumulated Depreciation
                                 ---------------------------------------------    ------------------------------------------
                                                                         Year Ended
                                 ----------------------------------------------------------------------------------------------
                                   February 28,     February 28,      February 29,      February 28,    February 28,   February 29,
                                      1998              1997              1996              1998           1997           1996
                                      ----              ----              ----              ----           ----           ----
Balance at beginning of period   $173,714,196       $192,104,269      $190,857,683      $80,183,677    $80,440,482    $73,883,906
Additions during period:
  Improvements                      1,282,938          1,127,796         1,308,380
  Depreciation expense                                                                    5,684,363      6,475,294      6,618,370
Reductions during period:
  Dispositions                    (24,776,750)       (14,351,868)          (61,794)     (10,996,437)    (6,732,099)       (61,794)
  Loss on impairment of assets       (435,000)        (5,166,001)                0                0              0              0
                                 ------------      -------------      -------------   -------------   ------------    -----------

Balance at end of period         $149,785,384       $173,714,196      $192,104,269      $74,871,603    $80,183,677    $80,440,482
                                 ============      =============      =============   =============   ============    ===========

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