Form 10-Q
period 1998-05-31
CAMBRIDGE RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
filed 1998-07-13
CIK 718915

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X     QUARTERLY REPORT PURSUANT TO SECTION 13
-----   OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1998

                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

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
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                  May 31,        February 28,
                                                                   1998             1998
                                                              -------------    -------------
ASSETS
Property and equipment, net of accumulated
  depreciation of $65,135,401
   and $67,405,570, respectively                              $  62,176,725    $  66,541,368
Property and equipment-held for sale,
  net of accumulated depreciation of
  $4,559,198 and $7,466,033                                       4,789,557        8,372,413
Cash and cash equivalents                                         5,138,606        6,069,843
Certificates of deposit                                             206,241          205,509
Cash - restricted for tenants'
  security deposits                                                 810,767          843,561
Mortgage escrow deposits                                          6,547,602        6,784,348
Rents receivable                                                    243,947          304,888
Prepaid expenses and other assets                                   721,134          955,224
                                                              -------------    -------------
  Total assets                                                $  80,634,579    $  90,077,154
                                                              =============    =============
LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
  Mortgage notes payable                                      $  48,913,374    $  55,464,577
  Purchase money notes payable
   (Note 2)                                                      39,514,464       46,352,956
  Due to selling partners (Note 2)                               47,116,985       54,951,723
  Accounts payable, accrued expenses
   and other liabilities                                          2,034,875        4,637,981
  Tenants' security deposits payable                                810,767          843,561
  Due to general partners of
   subsidiaries and their affiliates                                120,272          502,593
  Due to general partners and affiliates                          1,376,043        1,308,614
  Distribution payable                                                    0        2,030,972
                                                              -------------    -------------
  Total liabilities                                             139,886,780      166,092,977
                                                              -------------    -------------
Minority interest                                                   168,113          167,391
                                                              -------------    -------------
Commitments and contingencies (Note 6)
Partners' deficit:
  Limited partners                                              (58,377,580)     (74,972,851)
  General partners                                               (1,042,734)      (1,210,363)
                                                              -------------    -------------
  Total partners' deficit                                       (59,420,314)     (76,183,214)
                                                              -------------    -------------
Total liabilities and partners' deficit                        $ 80,634,579    $  90,077,154
                                                              =============    =============


See Accompanying Notes to Consolidated Financial Statements

                 CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                  Three Months Ended
                                                       May 31,
                                                1998            1997*
                                             ----------       ---------
Revenues
Rentals, net                               $  5,824,362    $  7,070,304
Other                                           196,932         213,132
Gain on sale of properties
  (Note 5)                                    6,141,000               0
                                             ----------       ---------
Total revenues                               12,162,294       7,283,436
                                             ----------       ---------
Expenses
Administrative and management                 1,122,970       1,227,809
Administrative and management-
  related parties (Note 3)                      589,882         687,013
Operating                                       970,604       1,455,457
Repairs and maintenance                       1,316,893       1,749,425
Taxes and insurance                             708,747         887,682
Interest                                      1,399,479       1,901,242
Depreciation                                  1,091,934       1,458,848
Loss on impairment of assets (Note 4)         3,191,072               0
                                             ----------       ---------
Total expenses                               10,391,581       9,367,476
                                             ----------       ---------
Increase (loss) before minority interest
  and extraordinary item                      1,770,713      (2,084,040)

Minority interest in income of
  subsidiaries                                     (953)           (137)
                                             ----------       ---------
Income (loss) before extraordinary
  item                                        1,769,760      (2,084,177)
Extraordinary item-forgiveness of
  indebtedness income (Note-5)               14,993,140               0
                                             ----------       ---------
Net income (loss)                          $ 16,762,900    $ (2,084,177)
                                             ==========       =========


*Reclassified for comparative purposes.
 See Accompanying Notes to Consolidated Financial Statements.

                 CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                   Consolidated Statement of Partners' Deficit
                                   (Unaudited)

                                         Limited          General
                          Total         Partners          Partners
Balance-
 March 1, 1998        $(76,183,214)   $(74,972,851)   $ (1,210,363)
Net income-
 three months ended
 May 31, 1998           16,762,900      16,595,271         167,629
                      ------------    ------------    ------------
Balance-
 May 31, 1998         $(59,420,314)   $(58,377,580)   $ (1,042,734)
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

                                              Three Months Ended
                                                   May 31,
                                         --------------------------
                                             1998            1997
                                         -----------    -----------
Cash flows from operating activities:
Net income (loss)                        $16,762,900    $(2,084,177)
                                         -----------    -----------
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
Gain on sale of properties (Note 5)       (6,141,000)             0
Extraordinary item - forgiveness
  of indebtedness income (Note 5)        (14,993,140)             0
Depreciation                               1,091,934      1,458,848
Loss on impairment of assets (Note 4)      3,191,072              0
Minority interest in income
  of subsidiaries                                953            137
Decrease (increase) in cash-restricted
  for tenants' security deposits              10,330        (14,376)
Decrease (increase) in mortgage
  escrow deposits                            238,795       (543,288)
Decrease in rents receivable                  56,312         25,817
Decrease in prepaid
  expenses and other assets                  225,608        281,798
Increase in due to selling partners          901,905      1,268,483
Decrease in accounts
  payable, accrued expenses and
  other liabilities                         (880,795)      (254,174)
Decrease in tenants' security
  deposits payable                           (12,594)        14,376
Increase in due to
  general partners of subsidiaries
  and their affiliates                        18,579       (327,166)
Decrease in due to general partners of
  subsidiaries and their affiliates         (372,400)       (79,912)
Increase in due to
  general partners and affiliates             59,929        288,479
                                         -----------    -----------
Total adjustments                        (16,604,512)     2,119,022
                                         -----------    -----------
Net cash provided by
  operating activities                       158,388         34,845
                                        ------------    -----------

See Accompanying Notes to Consolidated Financial Statements.

                 CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED
                          PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                      Decrease in Cash and Cash Equivalents
                                   (continued)
                                   (Unaudited)

                                            Three Months Ended
                                                  May 31,
                                        --------------------------
                                            1998           1997
                                        -----------    -----------
Cash flows from investing activities:
(Increase) in certificates
  of deposit                                   (732)          (902)
Proceeds from sale of properties          5,015,411              0
Acquisitions of property and
  equipment                                 (18,363)      (194,997)
Increase in mortgage escrow deposits        (48,837)             0
                                        -----------    -----------

Net cash provided by (used in)
  investing activities                    4,947,479       (195,899)
                                        -----------    -----------

Cash flows from financing activities:
Principal payments of mortgage
  notes payable                          (3,431,406)      (591,285)
Decrease in minority interest                  (231)        (1,768)
Distributions paid to partners           (2,030,972)    (1,111,554)
Payments to selling partners                (85,784)       (43,883)
Principal payments of purchase
  notes payable                            (488,711)             0
                                        -----------    -----------

Net cash used in financing activities    (6,037,104)    (1,748,490)
                                        -----------    -----------
Net decrease in cash and
  cash equivalents                         (931,237)    (1,909,544)
Cash and cash equivalents at
  beginning of period                     6,069,843      5,981,506
                                        -----------    -----------
Cash and cash equivalents at
  end of period                         $ 5,138,606    $ 4,071,962
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

                                                      Three Months Ended
                                                            May 31,
                                                  --------------------------
                                                     1998             1997
                                                  -----------    -----------
Supplemental disclosures of noncash activities:

Forgiveness of indebtedness
   Decrease in purchase money
    notes payable                                 $ 6,349,781    $         0
   Decrease in due to selling
    partners                                        8,650,859              0
   Increase in due to general
    partners and affiliates                            (7,500)             0
Summarized below are the
  components of the gain
  on sale of properties:
   Decrease in property and
    equipment, net of accumulated
    depreciation                                    3,682,856              0
   Decrease in cash-restricted for
    tenants' security deposits                         22,464              0
   Decrease in mortgage escrow
    deposits                                           46,788              0
   Decrease in rents receivable                         4,629              0
   Decrease in prepaid expenses and
    other assets                                        8,482              0
   Decrease in mortgage notes
    payable                                        (3,119,797)             0
   Decrease in accounts payable,
    accrued expenses and other
    liabilities                                    (1,722,311)             0
   Decrease in tenants' security
    deposits payable                                  (28,500)             0
   Decrease in due to general
    partners of subsidiaries and
    their affiliates                                  (20,200)             0

See Accompanying Notes to Consolidated Financial Statements.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  May 31, 1998
                                   (Unaudited)

Note 1 - General


The consolidated financial statements for the three months ended May 31, 1998, include the accounts of Cambridge + Related Housing Properties Limited Partnership, a Massachusetts limited partnership (the "Partnership") and thirty-three subsidiary partnerships ("subsidiary partnerships" or "Local Partnerships"), one of which only has activity through the effective date of sale of the Partnership's interest and two of which only have activity through the date of sale of their properties and the related assets and liabilities (see
Note 5). The consolidated financial statements for the three months ended May 31, 1997, include the accounts of the Partnership and forty-one subsidiary partnerships. The Partnership is a limited partner, with an ownership interest of 98.99% in each of the subsidiary partnerships. Through the rights of the Partnership and/or a General Partner, which General Partner has a contractual obligation to act on behalf of the Partnership, the right to remove the local general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary local partnerships.

For financial reporting purposes, the Partnership's fiscal quarter ends on May
31. All subsidiaries have fiscal years ending March 31. Accounts of subsidiaries have been adjusted for intercompany transactions from April 1 through May 31. The Partnership's fiscal year ends on May 31 in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with generally accepted accounting principles ("GAAP").

All intercompany accounts and transactions have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  May 31, 1998
                                   (Unaudited)


Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $0 and $5,000 for the three months ended May 31, 1998 and 1997, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any.

These unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended February 28, 1998. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of May 31, 1998 and the results of operations and cash flows for the three months ended May 31, 1998 and 1997. However, the operating results for the three months ended May 31, 1998 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's February 28, 1998 Annual Report on Form 10-K.

Note 2 - Purchase Money Notes Payable

Nonrecourse Purchase Money Notes in the original amount of $61,029,115 were issued to the selling partners of the subsidiary partnerships as part of the purchase price, and are secured only by the Partnership's interest in the subsidiary partnership to which the note relates.

The Purchase Money Notes, which provide for simple interest at the rate of 9% per annum through maturity, which will occur during the period July 1998 to December 1999, will not be in default during the basic term (generally fifteen years) if not less than

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  May 31, 1998
                                   (Unaudited)

60% of the cash flow actually distributed to the Partnership by the corresponding subsidiary partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. Any interest not paid currently accrues, without further interest thereon, through the due date of the note. All accrued and unpaid interest must be paid on the due date of the note, unless the Partnership exercises an extension right. Continued accrual of such interest without payment would impact the effective rate of the notes, specifically by reducing the current effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the notes. Unpaid interest of $47,007,937 and $54,826,676 at May 31, 1998 and February 28, 1998, respectively, has been accrued and is included in the caption due to selling partners. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds from the sale or refinancing of the Apartment Complex, or in some cases the Local Partnership Interest to which the Purchase Money Note relates.

The Partnership is permitted to extend the term of the Purchase Money Note for up to five additional years. In connection with such extensions, the Partnership will incur an extension fee of 1/2% per annum of the outstanding principal balance of the assets. The Partnership may also defer payment of any accrued and unpaid interest until the due date of the notes. The Partnership expects that upon maturity it will be required to refinance or sell its investments in the Local Partnerships in order to pay the Purchase Money Notes and accrued interest thereon. Based on the historical operating results of the Local Partnerships and the current economic conditions including changes in tax laws, it is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances. Management is working with the selling partners to restructure and/or refinance the notes. No assurance can be given that management's efforts will be successful. The Purchase Money Notes are without personal recourse to either the Partnership or any of its partners and the sellers' recourse, in the event of non-payment, would be to foreclose on the Partnership's interests in the respective Local Partnerships. Subsequent to May 31, 1998, extension agreements were sent to the

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  May 31, 1998
                                   (Unaudited)

Purchase Money Note holders to extend the notes for five years and to obtain consent to defer payment of the extension fees.

During the three months ended May 31, 1998 and 1997, the Partnership received cash flow distributions aggregating $142,973 and $172,351, respectively, of which $85,784 and $103,410 was used to pay interest on the purchase money notes. In addition, the Partnership received the distribution of proceeds from the sale of two properties aggregating $1,568,161 and $100,000, respectively, of which $488,712 and $0 was used to pay principal on the Purchase Money Notes during the three months ended May 31, 1998 and 1997, respectively.

Note 3 - Related Party Transactions

The costs incurred to related parties for the three months ended May 31, 1998 and 1997 were as follows:

                                              Three Months Ended
                                                   May 31,
                                         --------------------------
                                             1998          1997
                                         --------------------------
Partnership management fees (a)           $  241,500     $  241,500
Expense reimbursement (b)                     24,500         58,000
Property management fees (c)                 316,882        380,513
Local administrative fee (d)                   7,000          7,000
                                         -----------    -----------

                                          $  589,882     $  687,013
                                           =========      =========


(a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's general partners and affiliates. Partnership management fees owed to the General Partners amounting to approximately $667,000 and $426,000 were accrued and unpaid as of May 31, 1998 and February 28, 1998.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  May 31, 1998
                                   (Unaudited)

the provisions of the Partnership Agreement. Another affiliate of the Related General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance.

(c) Property management fees incurred by Local Partnerships to affiliates of the Local Partnerships amounted to $316,882 and $380,513 for the three months ended May 31, 1998 and 1997, respectively. Of such fees $60,212 and $67,592, respectively, were incurred to a company which is also an affiliate of the Related General Partner.

(d) Cambridge/Related Housing Associates Limited Partnership, the special limited partner of each of the subsidiary partnerships, owning .01%, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Note 4 - Property and Equipment

Caddo Parish-Villas South, Ltd. ("Villas South") continues to be in default of its original mortgage agreement. There is substantial doubt about Villas South's ability to continue as a going concern. Villas South is in the process of trying to renegotiate the terms of the notes with the new mortgage holders, but there can be no assurance that the renegotiation will be successful. Villas South filed for protection under Chapter 11 of the United States Bankruptcy Code on November 12, 1996 and the equivalent of a receiver has been appointed. Accordingly, for the three months ended May 31, 1998, an impairment loss in the amount of $3,191,072 has been recognized. As of May 31, 1998, the building was written down to zero.

Note 5 - Sale of Properties

On June 24, 1998, the Pacific Palm Limited Partnership entered into a contract to sell the property to an unaffiliated third party for a price of $4,500,000. The contract is conditioned upon several factors; accordingly, no assurances can be given that the sale will actually occur.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  May 31, 1998
                                   (Unaudited)

On April 27, 1998, the property and the related assets and liabilities of Riverside Gardens Limited Partnership ("Riverside") and Cudahy Gardens Limited Partnership ("Cudahy") were sold to a third party for approximately $1,900,000 and $340,000, respectively, plus the assumption of the related mortgage notes. The Partnership used approximately $442,000 and $47,000, respectively, of the net proceeds to settle the associated Purchase Money Note and accrued interest thereon which had total outstanding balances of approximately $5,402,000 and $2,672,000, respectively, resulting in forgiveness of indebtedness income of approximately $4,961,000 and $2,625,000, respectively. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $6,500,000 and $3,600,000, respectively.

On April 21, 1998, the Partnership's limited partnership interest in Oklahoma City - Town and Country Village Apartments, Ltd. ("Town and Country") was assigned to the local general partner effective January 15, 1998, resulting in a gain of approximately $4,634,000. The related purchase money note and interest thereon were canceled resulting in forgiveness of indebtedness income of approximately $7,407,000. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $11,500,000.

On January 16, 1998, the property and related assets and liabilities of Country Ltd. ("Country") and Northbrook III, Ltd. ("Northbrook") were sold to a third party for approximately $3,247,000 and $1,998,000, respectively, resulting in gains of approximately $937,000 and $570,000, respectively. The Partnership used approximately $860,000 and $90,000, respectively, of the net proceeds to settle the associated Purchase Money Note and accrued interest thereon which had total outstanding balances of $2,517,000 and $77,000, respectively, resulting in forgiveness of indebtedness income (loss) of $1,656,000 and $(13,000), respectively. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $4,200,000 and $1,600,000, respectively.

On April 25, 1997, the Partnership's Local Partnership Interest in Los Caballeros Apartments ("Los Caballeros") was sold to the

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  May 31, 1998
                                   (Unaudited)

general partners of Los Caballeros for $100,000, resulting in a gain in the amount of $483,618. No proceeds were used to settle the associated Purchase Money Note and accrued interest thereon which had a total outstanding balance of $3,187,950, resulting in forgiveness of indebtedness income.

Note 6 - Commitments and Contingencies

There were no changes, except for set forth in note 5, and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended February 28, 1998.

a)  Certificate of Deposit
The Partnership has a Certificate of Deposit in the amount of $76,241 at May 31, 1998 to secure an overdraft in Town and Country's bank account. Upon finalization of sale the funds will be used to pay off the overdraft.

b)  Other Restricted Cash
In addition, the Partnership and/or its subsidiary partnerships may from time to time use a portion of their cash or property to secure operating credit lines. As of May 31, 1998, $130,000 of the Partnership's funds have been so pledged to secure operating credit lines at five subsidiary partnerships.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
The Partnership's primary sources of funds are (i) cash distributions from operations and sales of the Local Partnerships in which the Partnership has invested, (ii) interest earned on funds and (iii) cash in working capital reserves. All of these sources of funds are available to meet the obligations of the Partnership.

During the three months ended May 31, 1998 and 1997, the Partnership received cash flow distributions aggregating $142,973 and $172,351, respectively, of which $85,784 and $103,410 was used to pay interest on the purchase money notes. In addition, the Partnership received the distribution of proceeds from the sale of two properties aggregating $1,568,161, of which $488,712 was used to pay principal on the Purchase Money Notes during the three months ended May 31, 1998.

During the three months ended May 31, 1998, cash and cash equivalents of the Partnership and its thirty-three consolidated Local Partnerships decreased approximately $931,000. This decrease was due to principal payments of mortgage notes payable ($3,431,000), principal payments of purchase money notes payable ($489,000), payments to selling partners ($86,000), an increase in mortgage escrow deposits ($49,000), distributions paid to partners (2,031,000) and acquisitions of property and equipment ($18,000), which exceeded cash provided by operating activities ($158,000) and proceeds from sale of properties ($5,015,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is gain on sale of properties ($6,141,000), forgiveness of indebtedness income ($14,993,000), a loss on impairment of assets ($3,191,000) and depreciation ($1,092,000).

The Partnership had a working capital reserve of approximately $2,140,000 and $2,339,000 (which does not include approximately $2,031,000 of net proceeds from sale of properties which was distributed to limited partners and General Partners in March 1998) at May 31, 1998 and February 28, 1998, respectively, of which approximately $206,000 was restricted at both dates to secure an overdraft in Town and Country's bank account and to secure operating credit lines at five other Local Partnerships. The working capital reserve is temporarily invested in bank certificates of deposits or money market accounts which can be easily liquidated to meet obligations as they arise. The General Partners believe that the Partnership's reserves, net proceeds from future sales and future cash flow distributions will be adequate for its operating needs, and plans to continue investing available reserves in short term investments. In March 1998 and 1997, a distribution of approximately $2,011,000 and $1,100,000, and $21,000 and $11,000 was paid to the limited partners and General Partners, respectively, from net proceeds from the sale of properties. Of the total distributions of approximately $2,031,000 and $1,111,000 for the three months ended May 31, 1998 and 1997, $0 and $1,111,000 ($110.68 per unit or 100%)
represents a return of capital determined in accordance with generally accepted accounting principles.

Partnership management fees owed to the General Partners amounting to approximately $667,000 and $426,000 were accrued and unpaid as of May 31, 1998 and February 28, 1998.

Nonrecourse Purchase Money Notes in the original amount of $61,029,115 were issued to the selling partners of the subsidiary partnerships as part of the purchase price, and are secured only by the Partnership's interest in the subsidiary partnership to which the note relates.

The Purchase Money Notes, which provide for simple interest at the rate of 9% per annum through maturity, which will occur during the period July 1998 to December 1999, will not be in default during the basic term (generally fifteen years) if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding subsidiary partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. Any interest not paid currently accrues, without further interest thereon, through the due date of the note. All accrued and unpaid interest must be paid on the due date of the note, unless the Partnership exercises an extension right. Continued accrual of such interest without payment would impact the effective rate of the notes, specifically by reducing the current effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the notes. Unpaid interest of $47,007,937 and $54,826,676 at May 31, 1998 and February 28, 1998, respectively, has been accrued and is included in the caption due to selling partners. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds from the sale or refinancing of the Apartment Complex, or in some cases the Local Partnership Interest to which the Purchase Money Note relates.

The Partnership is permitted to extend the term of the Purchase Money Note for up to five additional years. In connection with such extensions, the Partnership will incur an extension fee of 1/2% per annum of the outstanding principal balance of the assets. The Partnership may also defer payment of any accrued and unpaid interest until the due date of the notes. The Partnership expects that upon maturity it will be required to refinance or sell its investments in the Local Partnerships in order to pay the Purchase Money Notes and accrued interest thereon. Based on the historical operating results of the Local Partnerships and the current economic conditions including changes in tax laws, it is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances. Management is working with the selling partners to restructure and/or refinance the notes. No assurance can be given that management's efforts will be successful. The Purchase Money Notes are without personal recourse to either the Partnership or any of its partners and the sellers' recourse, in the event of non-payment, would be to foreclose on the Partnership's interests in the respective Local Partnerships. Subsequent to May 31, 1998, extension agreements were sent to the Purchase Money Note holders to extend the notes for five years and to obtain consent to defer payment of the extension fees.

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

The general partners of one subsidiary partnership, Westgate Associates, Limited ("Westgate"), have signed an option agreement to sell the project to the Vermont Housing Finance Agency, subject to HUD approval and other contingencies, on or before December 31, 1998. The Partnership's investment in Westgate was approximately $827,000 at May 31, 1998. Westgate's assets constituted approximately 3% of the consolidated total assets at May 31, 1998.

For a discussion of contingencies affecting certain Local Partnerships, see Note 6 to the financial statements. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way.

For a discussion of the Partnership's sale of properties see Note 5 to the financial statements.

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

Results of Operations

The results of operations of the Partnership, as well as the Local Partnerships, excluding South Munjoy, Country and Northbrook III which sold their properties and Los Cabelleros, Clinton Plaza, Clinton Plaza #2, Grosvenor Plaza, Grosvenor Plaza #2 and Town and Country in which the Partnership's interest was sold, operating and loss on impairment of assets remained fairly consistent during the three months ended May 31, 1998 and 1997. Contributing to the relatively stable operations at the Local Partnerships is the fact that a large portion of the Local Partnerships are operating under Government Assistance Programs which provide for rental subsidies and/or reductions of mortgage interest payments under HUD Section 8 and Section 236 Programs.

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

Rental income decreased approximately 18% for the three months ended May 31, 1998 as compared to 1997. Excluding South Munjoy, Country Northbrook III, Los Caballeros, Clinton Plaza, Clinton Plaza #2, Grosvenor Plaza, Grosvenor Plaza #2 and Town & Country, rental income increased approximately 2% for the three months ended May 31, 1998 as compared to 1997 primarily due to rental rate increases.

Total expenses excluding South Munjoy, Country Northbrook III, Los Caballeros, Clinton Plaza, Clinton Plaza #2, Grosvenor Plaza, Grosvenor Plaza #2, Town & Country, operating and loss on impairment of assets expenses remained fairly consistent with a decrease of approximately 7% for the three months ended May 31, 1998 as compared to 1997.

Operating expense decreased approximately $485,000, for the three months ended May 31, 1998 as compared to 1997 primarily due to decreases relating to South Munjoy, Country Northbrook III, Los Caballeros, Clinton Plaza, Clinton Plaza #2, Grosvenor Plaza, Grosvenor Plaza #2 and Town & Country. Excluding these properties, such expense decreased approximately $142,000 primarily due to decreases in utilities at nine local partnerships and supplies at two local partnerships for the three months ended May 31, 1998 as compared to 1997.

Administrative and management-related parties, repairs and maintenance, taxes and insurance, interest and depreciation expense decreased approximately $97,000, $433,000, $179,000, $502,000 and $367,000, respectively, for the three months ended May 31, 1998 as compared to 1997 primarily due to decreases relating to South Munjoy, Country Northbrook III, Los Caballeros, Clinton Plaza, Clinton Plaza #2, Grosvenor Plaza, Grosvenor Plaza #2 and Town & Country. Excluding these properties, and Riverside and Cudahy for depreciation only such expenses remained fairly consistent with (decreases) increases of approximately ($21,000), ($53,000), $35,000, ($103,000) and ($46,000), respectively, for the three months ended May 31, 1998 as compared to 1997. Riverside and Cudahy are not depreciated during the quarter because they are classified as assets held for sale.

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

                           CAMBRIDGE + RELATED HOUSING

                         PROPERTIES LIMITED PARTNERSHIP
                                  (Registrant)

                  By: GOVERNMENT ASSISTED PROPERTIES,
                      INC., a General Partner

Date:   July 14, 1998

                      By: /s/ Alan P. Hirmes
                          -------------------------------
                          Alan P. Hirmes,
                          Vice President and
                          Principal Financial Officer

Date:   July 14, 1998

                      By: /s/ Glenn F. Hopps
                          -------------------------------
                          Glenn F. Hopps,
                          Treasurer and
                          Principal Accounting Officer

                  By: RELATED HOUSING PROGRAMS
                      CORPORATION, a General Partner

Date:   July 14, 1998

                      By: /s/ Alan P. Hirmes
                          -------------------------------
                          Alan P. Hirmes,
                          Vice President and
                          Principal Financial Officer

Date:   July 14, 1998

                      By: /s/ Glenn F. Hopps
                          -------------------------------
                          Glenn F. Hopps,
                          Treasurer and
                          Principal Accounting Officer