Form 10-Q
period 1998-08-31
CAMBRIDGE RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
filed 1998-10-02
CIK 718915

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended August 31, 1998

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
                           Consolidated Balance Sheets
                                   (Unaudited)

                                             August 31,   February 28,
                                                1998          1998
                                                ----          ----
ASSETS
Property and equipment, net of accumulated
  depreciation of $62,458,963
  and $67,405,570, respectively             $59,420,124   $66,541,368
Property and equipment-held for sale,
  net of accumulated depreciation of
  $3,761,441 and $7,466,033                   1,912,735     8,372,413
Cash and cash equivalents                     7,365,484     6,069,843
Certificates of deposit                          77,226       205,509
Cash - restricted for tenants'
  security deposits                             817,613       843,561
Mortgage escrow deposits                      5,466,384     6,784,348
Rents receivable                                240,515       304,888
Prepaid expenses and other assets             1,245,897       955,224
                                            -----------   -----------
  Total assets                              $76,545,978   $90,077,154
                                            ===========   ===========
LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
  Mortgage notes payable                    $45,603,013   $55,464,577
  Purchase money notes payable
   (Note 2)                                  39,923,549    46,352,956
  Due to selling partners (Note 2)           48,006,061    54,951,723
  Accounts payable, accrued expenses
   and other liabilities                      2,297,067     4,637,981
  Tenants' security deposits payable            817,613       843,561
  Due to general partners of
   subsidiaries and their affiliates            466,471       502,593
  Due to general partners and affiliates      1,321,487     1,308,614
  Distribution payable                                0     2,030,972
                                            -----------   -----------
  Total liabilities                         138,435,261   166,092,977
                                            -----------   -----------
Minority interest                               288,510       167,391
                                            -----------   -----------
Commitments and contingencies (Note 6)
Partners' deficit:
  Limited partners                          (61,107,484)  (74,972,851)
  General partners                           (1,070,309)   (1,210,363)
                                            -----------   -----------
  Total partners' deficit                   (62,177,793)  (76,183,214)
                                            -----------   -----------
Total liabilities and partners' deficit     $76,545,978   $90,077,154
                                            ===========   ===========


          See Accompanying Notes to Consolidated Financial Statements.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                       Three Months Ended             Six Months Ended
                                           August 31,                   August 31,
                                      1998            1997          1998            1997
                                      ----            ----          ----            ----
Revenues:
Rentals, net                      $5,450,835       $6,937,665   $11,275,197     $14,007,969
Other                                194,303          263,883       391,235         477,015
Gain (loss) on sale of
  properties (Note 5)               (713,244)         483,618     5,427,756         483,618
                                  ----------       ----------   -----------     -----------
Total revenues                     4,931,894        7,685,166    17,094,188      14,968,602
                                  ----------       ----------   -----------     -----------
Expenses
Administrative and
  management                         941,561        1,383,828     2,064,531       2,611,637
Administrative and
  management-
  related parties
  (Note 3)                           575,086          698,084     1,164,968       1,385,097
Operating                            800,176        1,057,915     1,770,780       2,513,372
Repairs and
  maintenance                      1,544,317        1,943,506     2,861,210       3,692,931
Taxes and insurance                  756,368          953,982     1,465,115       1,841,664
Interest                           1,378,949        1,867,311     2,778,428       3,768,553
Depreciation                       1,088,337        1,429,577     2,180,271       2,888,425
Loss on impairment
  of assets (Note 4)                       0                0     3,191,072               0
                                  ----------       ----------   -----------     -----------
Total expenses                     7,084,794        9,334,203    17,476,375      18,701,679
                                  ----------       ----------   -----------     -----------
Loss before minority
  interest and
  extraordinary item              (2,152,900)      (1,649,037)     (382,187)     (3,733,077)

Minority interest
  in (income) loss
  of subsidiaries                   (620,341)             384      (621,294)            247
                                  ----------       ----------   -----------     -----------
Loss before
  extraordinary item              (2,773,241)      (1,648,653)   (1,003,481)     (3,732,830)
Extraordinary item-
  forgiveness of
  indebtedness
  income (Note 5)                     15,762        3,187,950    15,008,902       3,187,950
                                  ----------       ----------   -----------     -----------

Net income (loss)                $(2,757,479)      $1,539,297   $14,005,421     $  (544,880)
                                 ===========       ==========   ===========     ===========



          See Accompanying Notes to Consolidated Financial Statements.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Consolidated Statement of Partners' Deficit
                                   (Unaudited)


                                               Limited      General
                                   Total       Partners     Partners
                            ------------   ------------  -----------

Balance-
 March 1, 1998              $(76,183,214)  $(74,972,851) $(1,210,363)
Net income-
 six months ended
 August 31, 1998              14,005,421     13,865,367      140,054
                            ------------   ------------  -----------
Balance-
 August 31, 1998            $(62,177,793)  $(61,107,484) $(1,070,309)
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

                                                       Six Months Ended
                                                          August 31,
                                                       ----------------
                                                  1998                  1997
                                                  ----                  ----
Cash flows from operating activities:
Net income (loss)                             $14,005,421           $(544,880)
                                             -----------           ----------
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
Gain on sale of properties (Note 5)            (5,427,756)           (483,618)
Extraordinary item - forgiveness
  of indebtedness income (Note 5)             (15,008,902)         (3,187,950)
Depreciation                                    2,180,271           2,888,425
Loss on impairment of assets (Note 4)           3,191,072                   0
Minority interest in income (loss)
  of subsidiaries                                 621,294                (247)
Decrease (increase) in cash-restricted
  for tenants' security deposits                    3,484             (24,282)
Decrease (increase) in mortgage
  escrow deposits                                 468,071            (736,958)
Decrease in rents receivable                       59,744               2,709
(Increase) decrease in prepaid
  expenses and other assets                      (299,155)            369,714
Increase in due to selling partners             1,790,981           2,517,232
Payments to selling partners                     (85,784)            (173,487)
Decrease in accounts
  payable, accrued expenses and
  other liabilities                             (665,584)            (114,689)
(Decrease) increase in tenants'
  security deposits payable                       (5,748)              24,118
Increase in due to
  general partners of subsidiaries
  and their affiliates                           152,331              228,889
Decrease in due to general partners of
  subsidiaries and their affiliates             (144,191)             (85,139)
Increase in due to
  general partners and affiliates                  5,373              446,869
                                             -----------           ----------
Total adjustments                            (13,164,499)           1,671,586
                                             -----------           ----------

Net cash provided by
  operating activities                           840,922            1,126,706
                                             -----------           ----------


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

                                                        Six Months Ended
                                                           August 31,
                                                    -------------------------
                                                    1998                 1997
                                                    ----                 ----
Cash flows from investing activities:
Decrease (increase) in certificates
  of deposit                                     128,283               (1,608)
Proceeds from sale of properties               7,082,059              100,000
Acquisitions of property and
  equipment                                     (262,766)            (470,453)
Increase in mortgage escrow deposits             (44,574)                   0
                                              ----------           ----------

Net cash provided by (used in)
  investing activities                         6,903,002             (372,061)
                                              ----------           ----------

Cash flows from financing activities:
Principal payments of mortgage
  notes payable                               (3,837,510)            (977,934)
Decrease in minority interest                   (500,175)             (14,276)
Distributions paid to partners                (2,030,972)          (1,111,554)
Principal payments of purchase
  notes payable                                  (79,626)                   0
                                              -----------          ----------

Net cash used in financing activities          (6,448,283)         (2,103,764)
                                              ----------           ----------

Net increase (decrease) in cash and
  cash equivalents                              1,295,641          (1,349,119)

Cash and cash equivalents at
  beginning of period                           6,069,843           5,981,506
                                              -----------          ----------

Cash and cash equivalents at
  end of period                                $7,365,484          $4,632,387
                                              ===========          ==========


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

                                                       Six Months Ended
                                                          August 31,
                                                  -------------------------
                                                  1998                 1997
                                                  ----                 ----
Supplemental disclosures of
  noncash activities:

Forgiveness of indebtedness
   Decrease in purchase money
    notes payable                             (6,349,781)          (1,429,159)
   Decrease in due to selling
    partners                                  (8,650,859)          (1,758,791)
   Increase in due to general
    partners and affiliates                        7,500                    0
   Decrease in due to general
    partners of subsidiaries
    and their affiliates                         (15,762)                   0
Summarized below are the
  components of the gain
  on sale of properties:
   Decrease in property and
    equipment, net of accumulated
    depreciation                               8,472,345            1,655,247
   Decrease in cash-restricted for
    tenants' security deposits                    22,464               15,547
   Decrease in mortgage escrow
    deposits                                     894,467              120,716
   Decrease in rents receivable                    4,629                  791
   Decrease in prepaid expenses and
    other assets                                   8,482               27,008
   Decrease in mortgage notes
    payable                                   (6,024,054)          (1,681,707)
   Decrease in accounts payable,
    accrued expenses and other
    liabilities                               (1,675,330)             (31,345)
   Decrease in tenants' security
    deposits payable                             (20,200)             (15,383)
   Decrease in due to general
    partners of subsidiaries and
    their affiliates                             (28,500)            (474,492)


          See Accompanying Notes to Consolidated Financial Statements.

                      CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 August 31, 1998
                                   (Unaudited)

Note 1 - General


The consolidated financial statements for the six months ended August 31, 1998, include the accounts of Cambridge + Related Housing Properties Limited Partnership, a Massachusetts limited partnership (the "Partnership") and thirty-three subsidiary partnerships ("subsidiaries", "subsidiary partnerships" or "Local Partnerships"), one of which only has activity through the effective date of sale of the Partnership's interest and four of which only have activity through the date of sale of their properties and the related assets and liabilities (see Note 5). The consolidated financial statements for the six months ended August 31, 1997, include the accounts of the Partnership and forty-one subsidiary partnerships, one of which only has activity through the date of sale of the Partnership's interest (see Note 5). The Partnership is a limited partner, with an ownership interest of 98.99% in each of the subsidiary partnerships. Through the rights of the Partnership and/or a General Partner, which General Partner has a contractual obligation to act on behalf of the Partnership, the right to remove the local general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership's fiscal quarter ends on August 31. All subsidiaries have fiscal quarters ending June 30. Accounts of subsidiaries have been adjusted for intercompany transactions from June 1 through August 31. The Partnership's fiscal quarter ends on August 31 in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with generally accepted accounting principles ("GAAP").

All intercompany accounts and transactions have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

                      CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 August 31, 1998
                                   (Unaudited)


Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $0 and $500 and $0 and $5,500 for the three and six months ended August 31, 1998 and 1997, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any.

These unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended February 28, 1998. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of August 31, 1998, the results of operations for the three and six months ended August 31, 1998 and 1997 and cash flows for the six months ended August 31, 1998 and 1997. However, the operating results for the six months ended August 31, 1998 may not be indicative of the results for the year.

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

The Purchase Money Notes, which provide for simple interest at the rate of 9% per annum through maturity, which will occur

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 August 31, 1998
                                   (Unaudited)


during the period July 1998 to December 1999, will not be in default during the basic term (generally fifteen years) if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding subsidiary partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. Any interest not paid currently accrues, without further interest thereon, through the due date of the note. All accrued and unpaid interest must be paid on the due date of the note, unless the Partnership exercises an extension right. Continued accrual of such interest without payment would impact the effective rate of the notes, specifically by reducing the current effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the notes. Unpaid interest of $47,881,013 and $54,826,676 at August 31, 1998 and February 28, 1998,
respectively, has been accrued and is included in the caption due to selling partners. In general, the interest on and the principal of each Purchase Money
Note is also payable to the extent of the Partnership's actual receipt of proceeds from the sale or refinancing of the Apartment Complex, or in some cases the Local Partnership Interest to which the Purchase Money Note relates.

The Partnership was permitted to extend the term of the Purchase Money Notes for up to five additional years. In connection with such extensions, the Partnership incurred an extension fee of 1/2% per annum of the outstanding principal balance of the assets. The Partnership sent an extension notice to each Purchase Note holder that pursuant to the note it was extending the maturity. However, the Partnership did not pay the extension fee at this time, deferring such payment to the future. The holders of the Note could argue that until the fee is paid the Note has not been properly extended. The Partnership expects that upon final maturity it will be required to refinance or sell its investments in the Local Partnerships in order to pay the Purchase Money Notes and accrued interest thereon. Based on the historical operating results of the Local Partnerships and the current economic conditions including changes in tax laws, it is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances. Management is working with the selling partners to restructure and/or refinance the notes. No assurance can be given that man-

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 August 31, 1998
                                   (Unaudited)


agement's efforts will be successful. The Purchase Money Notes are without personal recourse to either the Partnership or any of its partners and the sellers' recourse, in the event of non-payment, would be to foreclose on the Partnership's interests in the respective Local Partnerships.

During the six months ended August 31, 1998 and 1997, the Partnership received cash flow distributions aggregating $454,597 and $289,146, respectively, of which $85,784 and $173,488 was used to pay interest on the purchase money notes. In addition, the Partnership received a distribution of proceeds from the sale of four Local Partnerships and proceeds from the sale of its Local Partnership Interest in one Local Partnership aggregating $1,810,906 and $100,000, respectively, of which $488,712 and $0 was used to pay principal on the Purchase Money Notes during the six months ended August 31, 1998 and 1997, respectively.

Note 3 - Related Party Transactions

The costs incurred to related parties for the three and six months ended August 31, 1998 and 1997 were as follows:

                                Three Months Ended        Six Months Ended
                                    August 31,               August 31,
                                ------------------        -----------------
                                 1998       1997           1998       1997
                                 ----       ----           ----       ----
Partnership manage-
  ment fees (a)               $241,500   $241,500      $483,000   $483,000
Expense reimburse-
  ment (b)                      28,060     72,625        52,560    130,625
Property manage-
  ment fees (c)                299,526    377,959       616,408    758,472
Local administra-
  tive fee (d)                   6,000      6,000        13,000     13,000
                              --------   --------    ----------   --------

                              $575,086   $698,084    $1,164,968 $1,385,097
                              ========   ========    ========== ==========

(a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's general partners and affiliates. Partnership management fees owed to the General Partners amounting to approximately $909,000 and $426,000 were accrued and unpaid as of August 31, 1998 and February 28, 1998.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 August 31, 1998
                                   (Unaudited)


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

(c) Property management fees incurred by Local Partnerships to affiliates of the Local Partnerships amounted to $299,526 and $377,959 and $616,408 and $758,472 for the three and six months ended August 31, 1998 and 1997, respectively. Of such fees $40,867 and $67,226 and $101,079 and $134,818, respectively, were incurred to a company which is also an affiliate of the General Partners.

(d) Cambridge/Related Housing Associates Limited Partnership, the special limited partner of each of the subsidiary partnerships, owning .01%, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Note 4 - Property and Equipment

Caddo Parish-Villas South, Ltd. ("Villas South") filed for protection under Chapter 11 of the United States Bankruptcy Code on November 12, 1996 and the equivalent of a receiver has been appointed. Accordingly, for the six months ended August 31, 1998, an impairment loss in the amount of $3,191,072 has been recognized. As of August 31, 1998, the building was written down to zero.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 August 31, 1998
                                   (Unaudited)


Note 5 - Sale of Properties

On June 24, 1998, the Pacific Palm Limited Partnership entered into a contract to sell the property to an unaffiliated third party for a price of $4,500,000. The buyer failed to close and a contract termination notice was sent on September 22, 1998. The general partner is actively pursuing other interested purchasers.

On April 27, 1998, the property and the related assets and liabilities of Riverside Gardens Limited Partnership ("Riverside") and Cudahy Gardens Limited Partnership ("Cudahy") were sold to a third party for approximately $1,834,000 and $232,000, respectively, resulting in losses of approximately $473,000 and $240,000 plus the assumption of the related mortgage notes. The Partnership used approximately $442,000 and $47,000, respectively, of the net proceeds to settle the associated Purchase Money Note and accrued interest thereon which had total outstanding balances of approximately $5,402,000 and $2,672,000, respectively, resulting in forgiveness of indebtedness income of approximately $4,961,000 and $2,625,000, respectively. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $6,500,000 and $3,600,000, respectively.

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

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 August 31, 1998
                                   (Unaudited)


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

Note 6 - Commitments and Contingencies

There were no material changes, except as set forth in Note 5, and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended February 28, 1998.

a)  Certificate of Deposit
The Partnership has a Certificate of Deposit in the amount of $77,226 at August 31, 1998 to secure an overdraft in Town and Country's bank account. Upon finalization of sale the funds will be used to pay off the overdraft.

                      CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 August 31, 1998
                                   (Unaudited)



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

During the six months ended August 31, 1998 and 1997, the Partnership received cash flow distributions aggregating $455,000 and $289,000 , respectively, of which $86,000 and $173,000 was used to pay interest on the Purchase Money Notes. In addition, the Partnership received a distribution of proceeds from the sale of four Local Partnership and proceeds from the sale of its Local Partnership Interest in one Local Partnership aggregating $1,811,000 and $100,000, respectively, of which $489,000 and $0 was used to pay principal on the Purchase Money Notes during the six months ended August 31, 1998 and 1997, respectively.

During the three and six months ended August 31, 1998, cash and cash equivalents of the Partnership and its thirty-three consolidated Local Partnerships increased approximately $1,296,000. This increase was due to cash provided by operating activities ($841,000), decrease in certificates of deposit ($128,000) and proceeds from sale of properties ($7,082,000) which exceeded principal payments of mortgage notes payable ($3,838,000), principal payments of purchase money notes payable ($80,000), an increase in mortgage escrow deposits ($45,000), distributions paid to partners ($2,031,000), a decrease in minority interest ($500,000) and acquisitions of property and equipment ($263,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is gain on sale of properties ($5,428,000), forgiveness of indebtedness income ($15,009,000), a loss on impairment of assets ($3,191,000) and depreciation ($2,180,000).

The Partnership had a working capital reserve of approximately $3,390,000 and $2,339,000 (which does not include approximately $2,031,000 of net proceeds from sale of properties which was distributed to limited partners and General Partners in March 1998) at August 31, 1998 and February 28, 1998, respectively, of which approximately $77,000 and $206,000 was restricted at August 31, 1998 and 1997 to secure an overdraft in Town and Country's bank account and to secure operating credit lines at five other Local Partnerships. The working capital reserve is temporarily invested in bank certificates of deposits or money market accounts which can be easily liquidated to meet obligations as they arise. The General Partners believe that the Partnership's reserves, net proceeds from future sales and future cash flow distributions will be adequate for its operating needs, and plans to continue investing available reserves in short term investments. In March 1998 and 1997, a distribution of approximately $2,011,000 and $1,100,000, and $21,000 and $11,000 was paid to the limited partners and General Partners, respectively, from net proceeds from the sale of properties. Of the total distributions of approximately $2,031,000 and $1,111,000 for the six months ended August 31, 1998 and 1997, $0 and $1,111,000 ($110.68 per unit or 100%) represents a return of capital determined in accordance with generally accepted accounting principles.

Partnership management fees owed to the General Partners amounting to approximately $909,000 and $426,000 were accrued and unpaid as of August 31, 1998 and February 28, 1998.

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

The general partners of one subsidiary partnership, Westgate Associates, Limited ("Westgate"), have signed an option agreement to sell the project to the Vermont Housing Finance Agency, subject to HUD approval and other contingencies, on or before December 31, 1998. The option has expired and the general partners are pursuing other opportunities. The Partnership's investment in Westgate was approximately $839,000 at August 31, 1998. Westgate's assets constituted approximately 3% of the consolidated total assets at August 31, 1998.

For a discussion of Purchase Money Notes Payable see Note 2 to the financial statements.

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

Management has endeavored to contact the Local Partnerships in the southeast regions which may have been affected by Hurricane Georges. At this time, it is premature to report any damage due to the incomplete information available at this time due to the recent timing of this occurrence.

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

Results of Operations

The results of operations of the Partnership, as well as the Local Partnerships, remained fairly consistent during the three and six months ended August 31, 1998 and 1997 excluding South Munjoy, Country, Northbrook III, Riverside and Cudahy which sold their properties and Los Cabelleros, Clinton Plaza, Clinton Plaza #2, Grosvenor Plaza, Grosvenor Plaza #2 and Town and Country in which the Partnership's interest was sold (collectively the "Sold Assets"), administrative and management and loss on impairment of assets. Contributing to the relatively stable operations at the Local Partnerships is the fact that a large portion of the Local Partnerships are operating under Government Assistance Programs which provide for rental subsidies and/or reductions of mortgage interest payments under HUD Section 8 and Section 236 Programs.

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

Rental income decreased approximately 21% and 20% for the three and six months ended August 31, 1998 as compared to 1997. Excluding the Sold Assets, rental income increased approximately 1% for both the three and six months ended August 31, 1998 as compared to 1997 primarily due to rental rate increases.

Other income decreased approximately $70,000 and $86,000 for the three and six months ended August 31, 1998 as compared to 1997. Excluding the Sold Assets such income increased approximately $8,000 and $9,000, respectively.

Total expenses excluding the Sold Assets, administrative and management and loss on impairment of assets, expenses remained fairly consistent with an increase of approximately 1% and a decrease of approximately 1% for the three and six months ended August 31, 1998 as compared to 1997.

Administrative and management expense decreased approximately $442,000 and $547,000, for the three and six months ended August 31, 1998 as compared to 1997 primarily due to decreases relating to the Sold Assets. Excluding the Sold Assets, such expense decreased approximately $173,000 and $112,000 primarily due to decreases in bad debt expense at two Local Partnerships as well as decreases at three other Local Partnerships for the three and six months ended August 31, 1998 as compared to 1997.

Administrative and management-related parties, operating, repairs and maintenance, taxes and insurance, interest and depreciation expense decreased approximately $123,000 and $220,000, $258,000 and $743,000, $399,000 and
$832,000, $198,000 and $377,000, $488,000 and $990,000, $341,000 and $708,000,
respectively, for the three and six months ended August 31, 1998 as compared to 1997 primarily due to decreases relating to the Sold Assets. Excluding the Sold Assets, and Pacific Palm for depreciation only, such expenses remained fairly consistent with (decreases) increases of approximately ($25,000) and ($46,000), ($31,000) and ($169,000), $100,000 and $49,000, ($4,000) and $31,000, $17,000
and ($14,000), $5,000 and $16,000, respectively, for the three and six months ended August 31, 1998 as compared to 1997. Pacific Palm is not depreciated during the quarter because it is classified an asset held for sale.

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


                           CAMBRIDGE + RELATED HOUSING
                         PROPERTIES LIMITED PARTNERSHIP
                                  (Registrant)


                       By: GOVERNMENT ASSISTED PROPERTIES,
                           INC., a General Partner

Date: October 2, 1998

                            By:/s/ Alan P. Hirmes
                               ------------------
                                   Alan P. Hirmes,
                                   Vice President and
                                   Principal Financial Officer

Date: October 2, 1998

                            By:/s/ Glenn F. Hopps
                               ------------------
                                   Glenn F. Hopps,
                                   Treasurer and
                                   Principal Accounting Officer


                       By: RELATED HOUSING PROGRAMS
                           CORPORATION, a General Partner

Date: October 2, 1998

                            By:/s/ Alan P. Hirmes
                               ------------------
                                   Alan P. Hirmes,
                                   Vice President and
                                   Principal Financial Officer

Date: October 2, 1998

                            By:/s/ Glenn F. Hopps
                               ------------------
                                   Glenn F. Hopps,
                                   Treasurer and
                                   Principal Accounting Officer