Form 10-Q
period 1998-11-30
CAMBRIDGE RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
filed 1999-01-07
CIK 718915

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934


For the quarterly period ended November 30, 1998

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934


                         Commission File Number 0-12634


                           CAMBRIDGE + RELATED HOUSING
                         PROPERTIES LIMITED PARTNERSHIP
                         ------------------------------
             (Exact name of registrant as specified in its charter)


          Massachusetts                                           13-3161322
 ------------------------------                              -------------------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

625 Madison Avenue, New York, New York                                  10022
----------------------------------------                              ----------
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
                                   (Unaudited)

                                                    ===========     ===========
                                                    November 30,    February 28,
                                                        1998           1998
                                                    -----------     -----------
ASSETS
Property and equipment, net of accumulated
  depreciation of $55,019,018
  and $67,405,570, respectively                     $49,202,713     $66,541,368
Property and equipment-held for sale,
  net of accumulated depreciation of
  $12,147,984 and $7,466,033                         11,231,230       8,372,413
Cash and cash equivalents                             7,273,081       6,069,843
Certificates of deposit                                       0         205,509
Cash - restricted for tenants'
  security deposits                                     819,828         843,561
Mortgage escrow deposits                              5,846,931       6,784,348
Rents receivable                                        318,583         304,888
Prepaid expenses and other assets                     1,362,603         955,224
                                                    -----------     -----------
Total assets                                        $76,054,969     $90,077,154
                                                    ===========     ===========

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (continued)
                                   (Unaudited)

                                                    ===========     ===========
                                                    November 30,    February 28,
                                                        1998           1998
                                                    -----------     -----------
LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
Mortgage notes payable                              $45,198,704     $55,464,577
Purchase money notes payable
  (Note 2)                                           39,902,759      46,352,956
Due to selling partners (Note 2)                     48,895,135      54,951,723
Accounts payable, accrued expenses
  and other liabilities                               2,594,509       4,637,981
Tenants' security deposits payable                      819,828         843,561
Due to general partners of
  Subsidiaries and their affiliates                     420,430         502,593
Due to general partners and affiliates                1,311,247       1,308,614
Distribution payable                                          0       2,030,972
                                                    -----------     -----------
Total liabilities                                   139,142,612     166,092,977
                                                    -----------     -----------
Minority interest                                       288,377         167,391
                                                    -----------     -----------
Commitments and contingencies (Note 6)
Partners' deficit:
  Limited partners                                  (62,293,729)    (74,972,851)
  General partners                                   (1,082,291)     (1,210,363)
                                                    -----------     -----------
Total partners' deficit                             (63,376,020)    (76,183,214)
                                                    -----------     -----------
Total liabilities and partners' deficit             $76,054,969     $90,077,154
                                                    ===========     ===========

See Accompanying Notes to Consolidated Financial Statements.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                        =========================   ===========================
                            Three Months Ended           Nine Months Ended
                               November 30,                 November 30,
                        -------------------------   ---------------------------
                            1998          1997           1998           1997
                        -------------------------   ---------------------------
Revenues:
Rentals, net            $ 5,356,967   $ 6,888,566   $ 16,632,164   $ 20,896,535
Other                       171,038       209,248        562,273        686,263
Gain (loss) on sale of
  properties (Note 5)       (46,161)     (254,466)     5,381,595        229,152
                        -----------   -----------   ------------   ------------
Total revenues            5,481,844     6,843,348     22,576,032     21,811,950
                        -----------   -----------   ------------   ------------
Expenses
Administrative and
  management                910,730     1,115,204      2,975,261      3,726,841
Administrative and
  management-
  related parties
  (Note 3)                  579,141       635,452      1,744,109      2,020,549
Operating                   787,650     1,000,679      2,558,430      3,514,051
Repairs and
  maintenance             1,441,738     1,869,079      4,302,948      5,562,010
Taxes and insurance         648,289       961,928      2,113,404      2,803,592
Interest                  1,284,250     1,802,724      4,062,678      5,571,277
Depreciation              1,024,657     1,424,401      3,204,928      4,312,826
Loss on impairment
  of assets (Note 4)              0             0      3,191,072              0
                        -----------   -----------   ------------   ------------
Total expenses            6,676,455     8,809,467     24,152,830     27,511,146
                        -----------   -----------   ------------   ------------
Loss before minority
  interest and
  extraordinary item     (1,194,611)   (1,966,119)    (1,576,798)    (5,699,196)
Minority interest
  in (income) loss
  of subsidiaries               134       (10,835)      (621,160)       (10,588)
                        -----------   -----------   ------------   ------------
Loss before
  extraordinary item     (1,194,477)   (1,976,954)    (2,197,958)    (5,709,784)
Extraordinary item-
  forgiveness of
  indebtedness
  income (loss)
  (Note 5)                   (3,750)    1,982,923     15,005,152      5,170,873
                        -----------   -----------   ------------   ------------

Net income (loss)       $(1,198,227)  $     5,969   $ 12,807,194   $   (538,911)
                        ===========   ===========   ============   ============

See Accompanying Notes to Consolidated Financial Statements.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Consolidated Statement of Partners' Deficit
                                   (Unaudited)

                                ============      ============      ===========
                                                    Limited           General
                                    Total           Partners          Partners
                                ------------      ------------      -----------
Balance--
  March 1, 1998                 $(76,183,214)     $(74,972,851)     $(1,210,363)
Net income--
  nine months ended
  November 30, 1998               12,807,194        12,679,122          128,072
                                ------------      ------------      -----------
Balance--
  November 30, 1998             $(63,376,020)     $(62,293,729)     $(1,082,291)
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

                                                  =============================
                                                        Nine Months Ended
                                                           November 30,
                                                  -----------------------------
                                                      1998             1997
                                                  -----------------------------
Cash flows from operating activities:
Net income (loss)                                 $ 12,807,194      $  (538,911)
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
Gain on sale of properties (Note 5)                 (5,381,595)        (229,152)
Extraordinary item - forgiveness
  of indebtedness income (Note 5)                  (15,005,152)      (5,170,873)
Depreciation                                         3,204,928        4,312,826
Loss on impairment of assets (Note 4)                3,191,072                0
Minority interest in income
  of Subsidiaries                                      621,160           10,588
Decrease (increase) in cash-restricted
  for tenants' security deposits                         1,269           (6,073)
Decrease (increase) in mortgage
  escrow deposits                                      478,414         (242,105)
Increase in rents receivable                           (18,324)         (97,783)
Increase in prepaid
  expenses and other assets                           (415,861)        (334,988)
Increase in due to selling partners                  2,680,055        3,735,764
Payments to selling partners                           (85,784)        (173,488)
(Decrease) increase in accounts payable,
  accrued expenses and other liabilities              (368,142)         189,712
(Decrease) increase in tenants'
  security deposits payable                             (3,533)          28,873
Increase in due to general partners of
  Subsidiaries and their affiliates                    173,859          189,986
Decrease in due to general partners of
  Subsidiaries and their affiliates                   (211,760)        (281,587)
Decrease in due to general
  partners and affiliates                               (8,617)        (351,538)
                                                  ------------      -----------
Total adjustments                                  (11,148,011)       1,580,162
                                                  ------------      -----------
Net cash provided by operating
  activities                                         1,659,183        1,041,251
                                                  ------------      -----------

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (continued)
                                   (Unaudited)

                                                  =============================
                                                        Nine Months Ended
                                                           November 30,
                                                  -----------------------------
                                                      1998             1997
                                                  -----------------------------
Cash flows from investing activities:
Decrease (increase) in certificates
  of deposit                                           205,509           (2,559)
Proceeds from sale of properties                     7,035,898        2,983,756
Acquisitions of property and
  equipment                                           (388,507)        (695,165)
Increase in mortgage escrow deposits                  (435,464)               0
                                                   -----------      -----------

Net cash provided investing activities               6,417,436        2,286,032
                                                   -----------      -----------

Cash flows from financing activities:
Principal payments of mortgage
  notes payable                                     (4,241,819)      (2,209,840)
Decrease in minority interest                         (500,174)         (31,084)
Distributions paid to partners                      (2,030,972)      (1,111,554)
Principal payments of purchase
  notes payable                                       (100,416)      (1,264,735)
                                                   -----------      -----------

Net cash used in financing activities               (6,873,381)      (4,617,213)
                                                   -----------      -----------

Net increase (decrease) in cash and
  cash equivalents                                   1,203,238       (1,289,930)

Cash and cash equivalents at
  beginning of period                                6,069,843        5,981,506
                                                   -----------      -----------

Cash and cash equivalents at
  end of period                                    $ 7,273,081      $ 4,691,576
                                                   ===========      ===========

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (continued)
                                   (Unaudited)

                                                  =============================
                                                        Nine Months Ended
                                                           November 30,
                                                  -----------------------------
                                                      1998             1997
                                                  -----------------------------
Supplemental disclosures of
  noncash activities:

Forgiveness of indebtedness
Decrease in purchase money
  notes payable                                   (6,349,781)       (1,654,424)
Decrease in due to selling
  partners                                        (8,650,859)       (3,516,449)
Increase in due to general
  partners and affiliates                             11,250                 0
Decrease in due to general
  partners of subsidiaries
  and their affiliates                               (15,762)                0
Summarized below are the
  components of the gain
  on sale of properties:
Decrease in property and
  equipment, net of accumulated
  depreciation                                     8,472,345         4,609,200
Decrease in cash-restricted for
  tenants' security deposits                          22,464            43,945
Decrease in mortgage escrow
  deposits                                           894,467           304,613
Decrease in rents receivable                           4,629             3,710
Decrease in prepaid expenses and
  other assets                                         8,482            58,456
Decrease in mortgage notes
  payable                                         (6,024,054)       (1,681,707)
Decrease in accounts payable,
  accrued expenses and other
  liabilities                                     (1,675,330)          (42,376)
Decrease in tenants' security
  deposits payable                                   (20,200)          (66,745)
Decrease in due to general
  partners of Subsidiaries and
  their affiliates                                   (28,500)         (474,492)

See Accompanying Notes to Consolidated Financial Statements.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                November 30, 1998
                                   (Unaudited)

Note 1 - General

The consolidated financial statements for the nine months ended November 30, 1998, include the accounts of Cambridge + Related Housing Properties Limited Partnership, a Massachusetts limited Partnership (the "Partnership") and thirty-five Subsidiary Partnerships ("Subsidiaries", "Subsidiary Partnerships" or "Local Partnerships"), one of which only has activity through the effective date of sale of the Partnership's interest and four of which only have activity through the date of sale of their properties and the related assets and liabilities (see Note 5). The consolidated financial statements for the nine months ended November 30, 1997, include the accounts of the Partnership and forty-one Subsidiary Partnerships, one of which only has activity through the date of sale of the Partnership's interest and one of which only has activity through the date of sale of its property and the related assets and liabilities (see Note 5). The Partnership is a limited partner, with an ownership interest of 98.99% in each of the Subsidiary Partnerships. Through the rights of the Partnership and/or a General Partner, which General Partner has a contractual obligation to act on behalf of the Partnership, the right to remove the local general partner of the Subsidiary Partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the Subsidiary Partnerships.

For financial reporting purposes, the Partnership's fiscal quarter ends on November 30. All Subsidiaries have fiscal quarters ending September 30. Accounts of Subsidiaries have been adjusted for intercompany transactions from October 1 through November 30. The Partnership's fiscal quarter ends on November 30 in order to allow adequate time for the Subsidiaries financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with generally accepted accounting principles ("GAAP").

All intercompany accounts and transactions have been eliminated in consolidation.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                November 30, 1998
                                   (Unaudited)

Increases (decreases) in the capitalization of consolidated Subsidiaries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a Subsidiary have been charged to the Partnership. Such losses aggregated approximately $0 and $1,000 and $0 and $6,500 for the three and nine months ended November 30, 1998 and 1997, respectively. The Partnership's investment in each Subsidiary is equal to the respective Subsidiary's partners' equity less minority interest capital, if any.

These unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended February 28, 1998. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of November 30, 1998, the results of operations for the three and nine months ended November 30, 1998 and 1997 and cash flows for the nine months ended November 30, 1998 and 1997. However, the operating results for the nine months ended November 30, 1998 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's February 28, 1998 Annual Report on Form 10-K.

Note 2 - Purchase Money Notes Payable

Nonrecourse Purchase Money Notes were issued to the selling partners of the Subsidiary Partnerships as part of the purchase price, and are secured only by the Partnership's interest in the Subsidiary Partnership to which the note relates.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                November 30, 1998
                                   (Unaudited)

The Purchase Money Notes, which provide for simple interest, will not be in default, if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding Subsidiary Partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. As of November 30, 1998, the maturity dates of each of the Purchase Money Notes associated with the remaining properties owned by the Subsidiary Partnerships were extended for three to five years (see below). Any interest not paid currently accrues, without further interest thereon, through the due date of the note. All accrued and unpaid interest must be paid on the due date of the note, unless the Partnership exercises an extension right. Continued accrual of such interest without payment would impact the effective rate of the notes, specifically by reducing the current effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the notes. Unpaid interest of $48,770,087 and $54,826,676 at November 30, 1998 and February 28, 1998, respectively, has been accrued and is included in the caption due to selling partners. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds from the sale or refinancing of the Apartment Complex, or in some cases the Local Partnership Interest to which the Purchase Money Note relates.

The Partnership was permitted to extend the term of the Purchase Money Notes for up to five additional years. In connection with such extensions, the Partnership incurred an extension fee of 1/2% per annum of the outstanding principal balance of the assets. The Partnership sent an extension notice to each Purchase Note holder that pursuant to the note it was extending the maturity. However, the Partnership did not pay the extension fee at that time, deferring such payment to the future. The holders of the Note could argue that until the fee is paid the Note has not been properly extended. Extension fees in the amount of $408,212 were incurred by the Partnership through November 30, 1998. Such notes are now due with maturity dates ranging from July 2001 to December 2004. Of such fees incurred, $388,295 was accrued and added to the Purchase Money Notes balance. The Partnership expects that upon final maturity it will be required to refinance or sell its in-

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                November 30, 1998
                                   (Unaudited)

vestments in the Local Partnerships in order to pay the Purchase Money Notes and accrued interest thereon. Based on the historical operating results of the Local Partnerships and the current economic conditions including changes in tax laws, it is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances. Management is working with the selling partners to restructure and/or refinance the notes. No assurance can be given that management's efforts will be successful. The Purchase Money Notes are without personal recourse to either the Partnership or any of its partners and the sellers' recourse, in the event of non-payment, would be to foreclose on the Partnership's interests in the respective Local Partnerships.

The Purchase Note holders of three of the Local Partnerships had sent default notices to the Partnership. The Partnership has negotiated stand still agreements with each of the note holders.

During the nine months ended November 30, 1998 and 1997, the Partnership received cash flow distributions aggregating $142,973 and $307,277, respectively, of which $85,784 and $200,684 was used to pay interest on the purchase money notes. In addition, the Partnership received a distribution of proceeds from the sale of property of four Local Partnerships aggregating $1,847,379 for the nine months ended November 30, 1998 and proceeds from the sale of its Local Partnership Interest in one Local Partnership and the sale of a property of another Local Partnership aggregating $2,135,762 for the nine months ended November 30, 1997, of which $488,712 and $1,264,735 was used to pay principal on the Purchase Money Notes, respectively.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                November 30, 1998
                                   (Unaudited)

Note 3 - Related Party Transactions

The costs incurred to related parties for the three and nine months ended November 30, 1998 and 1997 were as follows:

                                 Three Months Ended         Nine Months Ended
                                     November 30,              November 30,
                                --------------------    ------------------------
                                  1998        1997         1998          1997
                                --------------------    ------------------------
Partnership manage-
  ment fees (a)                 $241,500    $241,500    $  724,500    $  724,500
Expense reimburse-
  ment (b)                        36,972      11,017        89,532       141,642
Property manage-
  ment fees incurred
  to affiliates of the
  General Partners (c)            32,014      62,916       133,093       197,734
Local administra-
  tive fee (d)                     7,000       7,000        20,000        20,000
                                --------    --------    ----------    ----------
                                 317,486     322,433       967,125     1,083,876
                                --------    --------    ----------    ----------
Property manage-
  ment fees incurred
  to affiliates of
  the subsidiary
  partnerships'
  general partners (c)           261,655     313,019       776,984       936,673
                                --------    --------    ----------    ----------
Total general and
  administrative-
  related parties               $579,141    $635,452    $1,744,109    $2,020,549
                                ========    ========    ==========    ==========

(a) After all other expenses of the Partnership are paid, an annual Partnership management fee of up to .5% of invested assets is payable to the Partnership's General Partners and affiliates. Partnership management fees owed to the General Partners amounting to approximately $900,000 and $426,000 were accrued and unpaid as of November 30, 1998 and February 28, 1998.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partner-

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                November 30, 1998
                                   (Unaudited)

ship. These services include site visits and evaluations of the Subsidiary Partnership's performance.

(c) Property management fees incurred by Local Partnerships to affiliates of the Local Partnerships amounted to $293,669 and $375,935 and $910,077 and $1,134,407 for the three and nine months ended August 31, 1998 and 1997, respectively. Of such fees $32,014 and $62,916 and $133,093 and $197,734, respectively, were incurred to a company which is also an affiliate of the General Partners.

(d) Cambridge/Related Housing Associates Limited Partnership, the special limited partner of each of the Subsidiary Partnerships, owning .01%, is entitled to receive a local administrative fee of up to $2,500 per year from each Subsidiary Partnership.

Note 4 - Property and Equipment

Caddo Parish-Villas South, Ltd. ("Villas South") filed for protection under Chapter 11 of the United States Bankruptcy Code on November 12, 1996 and the equivalent of a receiver has been appointed. Accordingly, for the nine months ended November 30, 1998, an impairment loss in the amount of $3,191,072 has been recognized. As of November 30, 1998, the building was written down to zero.

Note 5 - Sale of Properties

On November 25, 1998, the Parktowne, Ltd., Westwood Apartments Company, Ltd., Eastwyck III, Ltd., New Jersey, Ltd., and Zeigler Boulevard, Ltd. Partnerships entered into purchase and sale agreements to sell the properties and the related assets and liabilities to an unaffiliated third party for a purchase price of $2,500,000, $2,628,571, $1,328,571, $2,057,143 and $2,057,143, respectively.
During December 1998, the purchaser failed to provide the necessary down payment thereby terminating the contract. The Local General Partner is actively pursuing other interested purchasers.

On June 24, 1998, the Pacific Palm Limited Partnership entered into a contract to sell the property and the related assets and liabilities to an unaffiliated third party for a price of $4,500,000. The

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                November 30, 1998
                                   (Unaudited)

buyer failed to close and a contract termination notice was sent on September 22, 1998. The Local General Partner is actively pursuing other interested purchasers.

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

On April 21, 1998, the Partnership's limited Partnership interest in Oklahoma City - Town and Country Village Apartments, Ltd. ("Town and Country") was assigned to the local general partner effective January 15, 1998, resulting in a gain of approximately $4,587,000. The related purchase money note and interest thereon were canceled resulting in forgiveness of indebtedness income of approximately $7,404,000. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $11,500,000.

On January 16, 1998, the property and related assets and liabilities of Country Ltd. ("Country") and Northbrook III, Ltd. ("Northbrook") were sold to a third party for approximately $3,247,000 and $1,998,000, respectively, resulting in gains of approximately $937,000 and $570,000, respectively. The Partnership used approximately $860,000 and $90,000, respectively, of the net proceeds to settle the associated Purchase Money Note and accrued interest thereon which had total outstanding balances of $2,517,000 and $77,000, respectively, resulting in forgiveness of indebtedness income (loss) of $1,656,000 and $(13,000), respectively. For tax purposes, the entire gain to be realized by the Part-

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                November 30, 1998
                                   (Unaudited)

nership is anticipated to be approximately $4,200,000 and $1,600,000, respectively.

On September 9, 1997, the property and the related assets and liabilities of South Munjoy Associates, Limited ("South Munjoy") were sold to Montfort Housing Limited Partnership (which is an affiliate of Mainland Development Company of Portland, Maine) for $3,000,000, resulting in a loss in the amount of $254,466. The Partnership used $1,264,735 of the net proceeds to settle the associated Purchase Money Note and accrued interest thereon which had a total outstanding balance of $3,247,658, resulting in forgiveness of indebtedness income of $1,982,923.

On April 25, 1997, the Partnership's Local Partnership Interest in Los Caballeros Apartments ("Los Caballeros") was sold to the Local General Partners of Los Caballeros for $100,000, resulting in a gain in the amount of $483,618. No proceeds were used to settle the associated Purchase Money Note and accrued interest thereon which had a total outstanding balance of $3,187,950, resulting in forgiveness of indebtedness income.

Note 6 - Commitments and Contingencies

There were no material changes, except as set forth in Note 5, and/or additions to disclosures regarding the Subsidiary Partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended February 28, 1998.

Note 7 - Subsequent Events

In order to facilitate an orderly disposition of the Partnership's assets the Partnership formed two new entities: Cambridge Liquidating Trust LLC (the "Trust"), a Massachusetts limited liability company which is owned 99.99% by the Partnership and .01% by affiliates of Related; and, Cambridge Liquidating Trust II ("Trust II"), a Massachusetts general partnership which is owned 99.99% by the Partnership and .01% by J. Michael Fried.

On December 30, 1998 the Partnership contributed its limited partnership interest in Bethany Glen Associates, Westwood, Ltd.,

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                November 30, 1998
                                   (Unaudited)

Parktowne, Ltd., Rolling Meadows Apartments, Ltd., Buena Vista Apartments, Ltd. and Wingate Associates, Ltd. to the Trust.

On December 31, 1998 the Partnership contributed its partnership interests in Grandview-Blue Ridge Manor Limited, Breckenridge-Chaparral Apartments II, Ltd., El Paso-Gateway East, Ltd., Albequerque-Lafayette Square Apartments, Ltd., Corpus Christi-Oso Bay Apartments, Ltd., Westgate Associates Limited, San Diego-Logan Square Gardens Co., Ardmore-Rolling Meadows of Ardmore, Ltd., Fort Worth-Northwoods Apartments, Ltd. and Stephenville-Tarleton Arms Apartments, Ltd. to Trust II.

In each case, the interests were contributed subject to each respective Purchase Money Note. The contribution did not involve any consideration being paid to the Partnership, therefore, there should not be any tax effect to the limited partners of the Partnership.

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

During the nine months ended November 30, 1998 and 1997, the Partnership received cash flow distributions aggregating $142,973 and $307,277, respectively, of which $85,794 and $200,684 was used to pay interest on the Purchase Money Notes. In addition, the Partnership received a distribution of proceeds from the sale of property of four Local Partnerships aggregating $1,847,379 for the nine months ended November 30, 1998 and proceeds from the sale of its Local Partnership Interest in one Local Partnership and the sale of the property of another Local Partnership aggregating $2,135,762 for the nine months ended November 30, 1997, of which $488,712 and $1,264,735 was used to pay principal on the Purchase Money Notes, respectively.

During the nine months ended November 30, 1998, cash and cash equivalents of the Partnership and its thirty-five consolidated Local Partnerships increased approximately $1,203,000. This increase was due to cash provided by operating activities ($1,660,000), a decrease in certificates of deposit ($206,000) and proceeds from sale of properties ($7,036,000) which exceeded principal payments of mortgage notes payable ($4,242,000), principal payments of purchase money notes payable ($100,000), an increase in mortgage escrow deposits ($435,000), distributions paid to partners ($2,031,000), a decrease in minority interest ($500,00) and acquisitions of property and equipment ($389,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is gain on sale of properties ($5,382,000), forgiveness of indebtedness income ($15,005,000), a loss on impairment of assets ($3,191,000) and depreciation ($3,205,000).

The Partnership had a working capital reserve of approximately $3,062,000 and $2,339,000 (which does not include approximately $2,031,000 of net proceeds from sale of properties which was distributed to limited partners and General Partners in March 1998) at November 30, 1998 and February 28, 1998, respectively, of which approximately $0 and $206,000 was restricted at November 30, 1998 and 1997 to secure an overdraft in Town and Country's bank account and to secure operating credit lines at five other Local Partnerships. The working capital reserve is temporarily invested in bank certificates of deposits or money market accounts which can be easily liquidated to meet obligations as they arise. The General Partners believe that the Partnership's reserves, net proceeds from future sales and future cash flow distributions will be adequate for its operating needs, and plans to continue investing available reserves in short term investments. In March 1998 and 1997, a distribution of approximately $2,011,000 and $1,100,000, and $21,000 and $11,000 was paid to the limited partners and General Partners, respectively, from net proceeds from the sale of properties. Of the total distributions of approximately $2,031,000 and $1,111,000 for the nine months ended November 30, 1998 and 1997, $0 and $1,111,000 ($110.68 per unit or 100%) represents a return of capital determined in accordance with generally accepted accounting principles.

Partnership management fees owed to the General Partners amounting to approximately $900,000 and $426,000 were accrued and unpaid as of November 30, 1998 and February 28, 1998.

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

On October 21, 1998 President Clinton signed H.R. 4194 into law. The bill provided that owners of a property that was eligible for prepayment had to give notice of such prepayment to both his tenants and to the chief executive of the state or local government for the jurisdiction in which the housing is located. The notice must be provided not less than 150 days, but not more than 270 days, before such payment. Moreover, the owner may not increase the rent charged to tenants for a period of 60 days following such prepayment.

The Local General Partners of one Subsidiary Partnership, Westgate Associates, Limited ("Westgate"), have signed an option agreement to sell the project to the Vermont Housing Finance Agency, subject to HUD approval and other contingencies, on or before December 31, 1998. The option has expired and the Local General Partners are pursuing other opportunities. The Partnership's investment in Westgate was approximately $849,000 at November 30, 1998. Westgate's assets constituted approximately 3% of the consolidated total assets at November 30, 1998.

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

Management has been in contact with all the Local Partnerships in the southeast region and does not anticipate any significant increases to repairs and maintenance due to the effect of Hurricane Georges on the portfolio.

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

Results of Operations

The results of operations of the Partnership, as well as the Local Partnerships, remained fairly consistent during the three and nine months ended November 30, 1998 and 1997 excluding South Munjoy, Country, Northbrook III, Riverside and Cudahy which sold their properties and Los Cabelleros, Clinton Plaza, Clinton Plaza #2, Grosvenor Plaza, Grosvenor Plaza #2 and Town and Country in which the Partnership's interest was sold (collectively the "Sold Assets") and loss on impairment of assets. Contributing to the relatively stable operations at the Local Partnerships is the fact that a large portion of the Local Partnerships are operating under Government Assistance Programs which provide for rental subsidies and/or reductions of mortgage interest payments under HUD Section 8 and Section 236 Programs.

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

Rental income decreased approximately 22% and 20% for the three and nine months ended November 30, 1998 as compared to 1997. Excluding the Sold Assets, rental income increased approximately 2% and 1% for the three and nine months ended November 30, 1998 as compared to 1997 primarily due to rental rate increases.

Other income decreased approximately $38,000 and $124,000 for the three and nine months ended November 30, 1998 as compared to 1997. Excluding the Sold Assets such income increased approximately $28,000 and $37,000 for the three and nine months ended November 30, 1998, as compared to 1997, primarily due to a increase in interest income and late charges at four Local Partnerships.

Total expenses, excluding the Sold Assets and loss on impairment of assets, remained fairly consistent with an increase of approximately 1% and a decrease of approximately 1% for the three and nine months ended November 30, 1998 as compared to 1997.

Administrative and management, administrative and management-related parties, operating, repairs and maintenance, taxes and insurance, interest and depreciation expense decreased approximately $204,000 and $752,000, $56,000 and $276,000, $213,000 and $956,000, $427,000 and $1,259,000, $314,000 and $690,000,
$518,000 and $1,509,000, $400,000 and $1,108,000, respectively, for the three and nine months ended November 30, 1998 as compared to 1997 primarily due to decreases relating to the Sold Assets. Excluding the Sold Assets, and Pacific Palm for depreciation only, such expenses remained fairly consistent with (decreases) increases of approximately $62,000 and ($50,000), $45,000 and ($2,000), ($1,000) and ($170,00), $116,000 and $164,000, ($67,000) and
($36,000), ($33,000) and ($48,000), ($42,000) and ($135,000), respectively, for the three and nine months ended November 30, 1998 as compared to 1997. Pacific Palm is not depreciated during the quarter because it is classified an asset held for sale.

Year 2000 Compliance

The Partnership utilizes the computer services of an affiliate of the General Partners. The affiliate of the General Partners is in the process of upgrading its computer information systems to be year 2000 compliant and beyond. The Year 2000 compliance issue concerns the inability of a computerized system to accurately record dates after 1999. The affiliate of the General Partners recently underwent a conversion of its financial systems applications and is in the process of upgrading and testing the in house software and hardware inventory. The workstations that experienced problems from this process were corrected with an upgrade patch. The affiliate of the General Partners have incurred costs of approximately $1,000,000 to date and estimates the total costs to be approximately $2,000,000. These costs are not being charged to the Partnership. In regard to third parties, the Partnership's General Partners are in the process of evaluating the potential adverse impact that could result from the failure of material service providers to be year 2000 compliant. A detailed survey and assessment of third party readiness will be sent to material third parties in the fourth quarter of 1998. The results of the surveys will be compiled in early 1999. No estimate can be made at this time as to the impact of the readiness of such third parties. The Partnership's General Partners plan to have these issues fully assessed by early 1999, at which time the risks will be addressed and a contingency plan will be implemented if necessary.

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

       The Partnership is a Plaintiff in the Oklahoma County District Court in Oklahoma against Jerry L. Womack and Womack Property Management, Inc., an Oklahoma corporation. In this action entitled Shearson + Related Housing Properties Limited Partnership and Shearson/Related Housing Associates Limited Partnership v. Jerry L. Womack and Womack Property Management, Inc., the Partnership seeks judgment for damages caused by the individual defendant's resignation as general partner of Rolling Meadows of Chickasha, Ltd. (Rolling Meadows), of which the Partnership was a limited partner, and by the corporate defendant's mismanagement of the apartment project owned by Rolling Meadows. The individual defendant has counterclaimed against the Plaintiffs, alleging that they breached an agreement to advance funds to Rolling Meadows sufficient to pay operating losses on the property, thereby damaging such defendant in an amount exceeding $10,000. The corporate defendant has counterclaimed against the Plaintiffs for unpaid management fees and expenses approximating $6,000. Both counterclaims seek costs and attorneys' fees. The parties have agreed as a final step to have the case heard in a non-binding proceeding. Such mediation is expected to begin in January 1999.

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

Date: January 5, 1999

                                             By: /s/ Alan P. Hirmes
                                                 -------------------------------
                                                 Alan P. Hirmes,
                                                 Vice President and
                                                 Principal Financial Officer

Date: January 5, 1999

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

Date: January 5, 1999

                                             By: /s/ Alan P. Hirmes
                                                 -------------------------------
                                                 Alan P. Hirmes,
                                                 Vice President and
                                                 Principal Financial Officer

Date: January 5, 1999

                                             By: /s/ Glenn F. Hopps
                                                 -------------------------------
                                                 Glenn F. Hopps,
                                                 Treasurer and
                                                 Principal Accounting Officer