Form 10-K
period 1999-02-28
CAMBRIDGE RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
filed 1999-05-26
CIK 718915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

   X   	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 1999
OR

____	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File Number 0-12634

CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

Massachusetts               	       13-3161322
(State or other jurisdiction of 	(I.R.S. Employer
incorporation or organization)	Identification No.)

625 Madison Avenue, New York, New York	      10022
(Address of principal executive offices)	     (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

Securities registered pursuant to Section 12(b) of the Act:

	None

Securities registered pursuant to Section 12(g) of the Act:

	Initial Limited Partnership Interests
	Title of Class

	Additional Limited Partnership Interests
	Title of Class

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the reg-istrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X      No  ____

	Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be con-tained, to the best of registrant's knowledge, in definitive proxy or infor-mation statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

DOCUMENTS INCORPORATED BY REFERENCE
	None
Page 1 of 184

PART I

Item 1.  Business.

General

Cambridge + Related Housing Properties Limited Partnership (the "Partner-ship") is a limited partnership which was formed under the laws of the Com-monwealth of Massachusetts on April 28, 1983. The general partners of the Partnership are Government Assisted Properties, Inc. (the "Assisted General Partner") and Related Housing Programs Corporation (the "Related General Partner"), both of which are Delaware corporations affiliated with an affili-ate of The Related Companies, L.P. ("Related"), a New York limited partner-ship, and Cambridge/Related Housing Associates Limited Partnership ("Cam-bridge Related Associates"), a Massachusetts limited partnership, (together the "General Partners"). The general partners of Cambridge Related Associ-ates are the Assisted General Partner and the Related General Partner. The General Partners manage and control the affairs of the Partnership. See Item 10, Directors and Executive Officers of the Registrant, below.

The Partnership completed its initial public offering (the "Offering") on May 4, 1984. Pursuant to the Offering, the Partnership issued 5,019 Initial Lim-ited Partnership Interests in 1984 and 5,019 Additional Limited Partnership Interests in 1985, resulting in $50,190,000 in Gross Proceeds and $36,638,700 of net proceeds available for investment and reserves. The Partnership is currently in the process of winding up its operations and disposing of its investments. It is anticipated that this process will take a number of years. See "Sales of Underlying Properties/Local Partnership Interests" be-low. As of February 28, 1999, the Partnership has disposed of fourteen of its forty-four original investments.

Investment Objectives/Government Incentives

The Partnership was formed to invest, as a limited partner, in other limited partnerships (referred to herein as "Local Partnerships" or "Subsidiary Part-nerships"), each of which owns and operates an existing residential housing development (an "Apartment Complex") which is receiving some form of local, state or federal assistance, such as mortgage insurance, rental assistance payments, permanent mortgage financing and/or interest reduction payments ("Government Assistance"). The Partnership's investment objectives are to:

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

Federal, state and local government agencies have provided significant incen-tives in order to stimulate private investment in government assisted hous-ing. The intent of these incentives is to reduce certain market risks and permit investors to receive (i) tax benefits, (ii) limited cash distributions and (iii) long-term capital appreciation. Notwithstanding these factors, there remain significant risks. These risks include, and are not limited to, the financial strength and expertise of the local general partners. The long-term nature of the investments in government-subsidized housing and the continuance of government incentives limits the ability of the Partnership to vary its investment portfolio in response to changing economic, financial and investment conditions; such investments are also subject to changes in local economic circumstances and housing patterns which have an impact on real es-tate values. These Apartment Complexes also require greater management ex-pertise and may have higher operating expenses than conventional apartment buildings. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, below.

Investments

The interests in the Local Partnerships in which the Partnership invested ("Local Partnership Interests") were acquired from unaffiliated sellers. The Partnership became the principal limited partner in these Local Partnerships pursuant to local limited partnership agreements. The Partnership has ac-quired a 98.99% interest in each of the Local Partnerships. As a limited partner, the Partnership's liability for obligations of the Local Partner-ships is limited to its investment. The general partners of the Local Part-nerships ("Local General Partners") retain responsibility for maintaining, operating and managing the Apartment Complexes. Under certain circumstances, the Partnership has the right to replace the Local General Partner of the Lo-cal Partnership.

The Partnership purchased the Local Partnership Interests for a purchase price consisting in each case of a cash down payment, a deferred cash payment due in April of the following year and a Purchase Money Note, secured in each case by the Local Partnership Interest for which it was given in payment.
The cash payments were made in part as the purchase price of the Local Part-nership Interests and in part as capital contributions to the Local Partner-ships. Such contributions were generally used by the Local Partnership to pay partnership management fees to the Local General Partners and fees to the Local General Partners for guaranteeing the funding of operating deficits (generally for a period of three to five years and subject to a maximum amount).

Purchase Money Notes

Nonrecourse Purchase Money Notes were issued to the selling partners of the Subsidiary Partnerships as part of the purchase price, and are secured only by the Partnership's interest in the Subsidiary Partnership to which the note relates.

The Purchase Money Notes, which provide for simple interest, will not be in default, if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding Subsidiary Partnership (generated by the op-erations, as defined) is applied first to accrued interest and then to current interest thereon. (As of February 28, 1999, the maturity dates of the Pur-chase Money Notes associated with the remaining properties owned by the Sub-sidiary Partnerships were extended for three to five years (see below). Any interest not paid currently accrues, without further interest thereon, through the extended due date of the note. Continued accrual of such interest without payment would impact the effective rate of the notes, specifically by reducing the current effective interest rate of 9%. The exact effect is not determin-able inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the notes. Unpaid interest of $49,651,170 and $54,826,676 at February 28, 1999 and 1998, respectively, has been accrued and is included in the caption due to selling partners. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds from the sale or refinancing of the Apartment Complex, or in some cases the Local Partnership Interest to which the Purchase Money Note relates.

The Partnership was permitted to extend the term of the Purchase Money Notes for up to five additional years. In connection with such extensions, the Partnership incurred an extension fee of 1/2% per annum of the outstanding principal balance of the notes. The Partnership sent an extension notice to each Purchase Money Note holder that pursuant to the note it was extending the maturity. However in certain cases, the Partnership did not pay the extension fee at that time, deferring such payment to the future. Extension fees in the amount of $408,212 were incurred by the Partnership through February 28, 1999. Such notes are now extended with maturity dates ranging from July 2001 to De-cember 2004. Extension fees of $388,295 were accrued and added to the Pur-chase Money Notes balance.

The Partnership expects that upon final maturity it will be required to refi-nance or sell its investments in the Local Partnerships in order to pay the Purchase Money Notes and accrued interest thereon. Based on the historical operating results of the Local Partnerships and the current economic condi-tions including changes in tax laws, it is unlikely that the proceeds from such sales will be sufficient to meet the outstanding balances. Management is working with the Note holders to restructure and/or refinance the notes. No assurance can be given that management's efforts will be successful. The Pur-chase Money Notes are without personal recourse to either the Partnership or any of its partners and the sellers' recourse, in the event of non-payment, would be to foreclose on the Partnership's interests in the respective Local Partnerships.

Government Programs and Regulations

The General Partners will carefully analyze the opportunities available upon the expiration of the properties' U.S. Department of Housing and Urban Devel-opment ("HUD") contracts, as well as the tax consequences of each option to investors. Prior to expiration of the properties' HUD contracts, and based on the historical operating results and current economic conditions including changes in tax laws, it is uncertain as to whether there would be a return to the investors upon the sale of the applicable properties in the Partnership's portfolio.

The Local Partnerships which receive government assistance are subject to low-income use restrictions which limited the owners' ability to sell or re-finance the properties. In order to maintain the existing inventory of af-fordable housing, Congress passed a series of related acts including the Emergency Low Income Preservation Act of 1987, the Low-Income Housing Preser-vation and Resident Homeownership Act of 1990 (together the "Preservation Acts") and the Housing Opportunity Program Extension Act of 1996 (the "1996 Act"). In exchange for maintaining the aforementioned use restrictions, the Preservation Acts provide financial incentives for owners of government as-sisted properties. The 1996 Act provides financial assistance by funding the sale of such properties to not-for-profit owners and also restores the owners ability to prepay their HUD mortgage and convert the property to condominiums or market-rate rental housing. Local general partners have filed for incen-tives under the Preservation Acts or the 1996 Act for the following local partnerships: San Diego - Logan Square Gardens Company, Albuquerque - Lafayette Square Apts. Ltd., Westgate Associates Limited, Riverside Gardens, a Limited Partnership, Pacific Palms, a Limited Partnership, Canton Commons Associates, Rosewood Manor Associates, Bethany Glen Associates and South Mun-joy Associates, Limited. The South Munjoy Associates, Limited property and the Riverside Gardens limited partnership were sold on September 9, 1997 and April 27, 1998, respectively. The Westgate Associates Limited Partnership entered into a purchase and sale contract with an unaffiliated third party purchaser as of May 5, 1999. No assurance can be given that the transaction will be consummated. The local general partners of the other properties are either negotiating purchase and sale contracts or exploring their alterna-tives under the 1996 Act.

In September 1997, Congress enacted the Multi-Family Assisted Housing Reform and Affordability Act of 1997 ("MAHRA") which provides for the renewal of
Section 8 Housing Assistance Payments Contracts ("Section 8 Contracts") to be based upon market rentals instead of the above-market rentals which is gener-ally the case under existing Section 8 Contracts. As a result, Section 8 Contracts that are renewed in the future in projects insured by the Federal Housing Administration ("FHA") may not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. MAHRA also provides for the restructuring of these mortgage loans so that the annual debt service on the restructured loan (or loans) can be supported by Section 8 rents established at the market rents. The restructured loans will be held by the current lender or another lender. There can be no assurance that a property owner will be permitted to restruc-ture its mortgage indebtedness pursuant to the new rules implementing MAHRA or that an owner, or the holder of the mortgage, would choose to restructure the mortgage if it were able to participate. MAHRA went into effect on Sep-tember 11, 1998 when interim regulations implementing the program were pub-lished. It should be noted that there are many uncertainties as to the eco-nomic and tax impact on a property owner because of the combination of the reduced Section 8 contract rents and the restructuring of the existing FHA-insured mortgage loan under MAHRA.

On October 21, 1998 President Clinton signed the Fiscal Year 1999 Departments of Veteran Affairs, Housing and Urban Development and Independent Agencies Appropriation Legislation into law. The bill provides, among other things, that owners of a property that was eligible for prepayment had to give notice of such prepayment to HUD tenants and to the chief executive of the state or local government for the jurisdiction in which the housing is located. The notice must be provided not less than 150 days, but not more than 270 days, before such payment. Moreover, the owner may not increase the rent charged to tenants for a period of 60 days following such prepayment. The bill also provides for tenant-based vouchers for eligible tenants (generally below 80% of area median income) at the true comparable market rents for unassisted units in order to protect current residents from substantial increases in rent.

Sales of Underlying Properties/Local Partnership Interests

General

The Partnership is currently in the process of winding up its operations and disposing of its investments. It is anticipated that this process will take a number of years. As of February 28, 1999, the Partnership has disposed of fourteen of its forty-four original investments. Six additional investments are listed for sale and the General Partner anticipates that the twenty-four remaining investments will be listed for sale by December 31, 1999. There may be no assurance as to when the Partnership will dispose of its last re-maining investments or the amount of proceeds which may be received. How-ever, based on the historical operating results of the Local Partnerships and the current economic conditions including changes in tax laws, it is unlikely that the proceeds from such sales will be sufficient to return the limited partners original investment.

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

On December 30, 1998, the Partnership contributed its limited partnership in-terest in Bethany Glen Associates, Westwood, Ltd., Parktowne, Ltd., Rolling Meadows Apartments, Ltd., Buena Vista Apartments, Ltd. and Wingate Associates, Ltd. to the Trust. On December 31, 1998, the Partnership contributed its lim-ited partnership interests in Grandview-Blue Ridge Manor Limited, Brecken-ridge-Chaparral Apartments II, Ltd., El Paso-Gateway East, Ltd., Albequerque-Lafayette Square Apartments, Ltd., Corpus Christi-Oso Bay Apartments, Ltd., Westgate Associates Limited, San Diego-Logan Square Gardens Co., Ardmore-Rolling Meadows of Ardmore, Ltd., Fort Worth-Northwoods Apartments, Ltd. and Stephenville-Tarleton Arms Apartments, Ltd. to Trust II. In each case, the interests were contributed subject to each respective Purchase Money Note.
The contribution did not involve any consideration being paid to the Partner-ship, therefore, there should not be any tax effect to the limited partners of the Partnership.

Information Regarding Disposition

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

Rolling Meadows of Chickasha ("Chickasha"), a subsidiary partnership, had pre-viously filed a petition under Chapter 11 of the Bankruptcy Code ("Chapter 11") which had been dismissed. HUD notified Chickasha that it intended to commence foreclosure proceedings. Chickasha was in default and under HUD con-trol as a mortgagee in possession. On August 15, 1996, the Partnership's lim-ited partnership interest in Chickasha was sold to a third party for $75,000, resulting in a gain in the amount of $472,720 and forgiveness of indebtedness income of $1,768,800 as a result of forgiveness of the mortgage note payable to HUD and accrued interest thereon. No proceeds were used to settle the as-sociated Purchase Money Note and accrued interest which had a total outstand-ing balance of $1,723,095. Therefore, the entire forgiveness of indebtedness income realized by the Partnership from this transaction is $3,491,895.

On September 17, 1996, the property and the related assets and liabilities of Oakland-Keller Plaza ("Keller Plaza") were sold to a third party for $8,800,000 resulting in a gain in the amount of $4,937,099. The Partnership used $3,472,792 of the net proceeds to settle the associated Purchase Money Note and accrued interest which had a total outstanding balance of $4,065,887 resulting in forgiveness of indebtedness income of $593,095. In 1997, addi-tional proceeds were received and paid to the Purchase Money Note Holder re-sulting in a decrease in the forgiveness of indebtedness income of $65,567.

On April 25, 1997, the Partnership's Local Partnership Interest in Los Cabal-leros Apartments ("Los Caballeros") was sold to the general partners of Los Caballeros for $100,000, resulting in a gain in the amount of $501,309. No proceeds were used to settle the associated Purchase Money Note and accrued interest thereon which had a total outstanding balance of $3,187,950, result-ing in forgiveness of indebtedness income.

On September 9, 1997, the property and the related assets and liabilities of South Munjoy Associates, Limited ("South Munjoy") were sold to Montfort Hous-ing Limited Partnership, which is an affiliate of Mainland Development Company of Portland, Maine ("Mainland Development") for $3,000,000, resulting in a loss in the amount of $225,247. The Partnership used $1,312,741 of the net proceeds to settle the associated Purchase Money Note and accrued interest thereon which had a total outstanding balance of $3,246,553, resulting in for-giveness of indebtedness income of $1,933,812.

On December 12, 1997, the Partnership's limited partnership interest in Gros-venor South Apartments Limited Partnership and Grosvenor South Apartments #2 Limited Partnership (together, the "Grosvenors") were sold to the general partners of the Grosvenors for $1,114,300, resulting in a loss in the amount of $1,409,038. No proceeds were used to settle the associated Purchase Money Notes and accrued interest which had a total outstanding balance of $5,058,313, resulting in forgiveness of indebtedness income.

On December 12, 1997, the Partnership's limited partnership interest in Clinton Plaza Apartments Limited Partnership and Clinton Plaza Apartments #2 Limited Partnership (together the "Clintons") were sold to the general part-ners of the Clintons for $1,673,400, resulting in a loss in the amount of $2,768,841. No proceeds were used to settle the associated Purchase Money Notes and accrued interest which had a total outstanding balance of $9,689,980, resulting in forgiveness of indebtedness income.

On January 16, 1998, the property and related assets and liabilities of Coun-try Ltd. ("Country") and Northbrook III, Ltd. ("Northbrook") were sold to a third party for a combined purchase price of $5,256,000, resulting in gains of approximately $1,508,000 during the year ended February 1998. The Partnership used approximately $861,000 and $90,000, respectively, of the net proceeds to settle the associated Purchase Money Note and accrued interest thereon which had total outstanding balances of $2,517,000 and $77,000, respectively, re-sulting in forgiveness of indebtedness income of $1,656,000 and $3,000 and re-lated purchase money note and interest thereon, during the year ended February 28, 1998.

On April 21, 1998, the Partnership's limited partnership interest and related purchase money note and interest thereon in Oklahoma City - Town and Country Village Apartments, Ltd. ("Town and Country") was assigned to the local gen-eral partner effective January 15, 1998, resulting in a gain of approximately $11,970,000.

On April 27, 1998, the property and the related assets and liabilities of Riv-erside Gardens Limited Partnership ("Riverside") and Cudahy Gardens Limited Partnership ("Cudahy") were sold to a third party for approximately $1,834,000 and $232,000, respectively, resulting in losses of approximately $432,000 and $148,000 plus the assumption of the related mortgage notes. The Partnership used approximately $451,000 and $56,000, respectively, of the net proceeds to settle the associated Purchase Money Note and accrued interest thereon which had total outstanding balances of approximately $5,402,000 and $2,672,000, re-spectively, resulting in forgiveness of indebtedness income of approximately $4,951,000 and $2,616,000, respectively.

On June 24, 1998, the Pacific Palm Limited Partnership entered into a contract to sell the property and the related assets and liabilities to an unaffiliated third party. A contract termination notice was sent on September 22, 1998 and the Local General Partner is actively pursuing other interested purchasers.

On November 25, 1998, the Parktowne, Ltd., Westwood Apartments Company, Ltd., Eastwyck III, Ltd., New Jersey, Ltd., and Zeigler Boulevard, Ltd. Partnerships entered into purchase and sale agreements to sell the properties and the re-lated assets and liabilities to an unaffiliated third party. During December 1998, the purchaser failed to provide the necessary down payment thereby ter-minating the contract. The Local General Partner is actively pursuing other interested purchasers.

Operating Funds

The expenditures required for operating the business of the Partnership are met out of the cash flow distributions from Local Partnerships. Accordingly, the Partnership believes that it will not be necessary to raise additional funds to meet the expenditures of operating its business. However, during the course of operations of the various Local Partnerships it may become nec-essary, from time to time, to use either their own or the Partnership's as-sets as security for loans to provide additional working capital.

Tax Matters
The Tax Reform Act of 1986 (the "TRA") provides as of 1991 that the passive losses generated by the Partnership can only be used to shelter passive in-come or, in the alternative, may be carried forward to offset a gain upon the sale of properties.

Competition
The real estate business is highly competitive and each of the Local Partner-ships in which the Partnership has invested owns an Apartment Complex which must compete for tenants in the marketplace. However, the rental assistance and preferred interest rates on mortgage financing generally make it possible to offer the apartments to eligible tenants at a cost to the tenant signifi-cantly below the market rate for comparable conventionally financed apart-ments in the area.

Employees
The Partnership does not have any direct employees. All services are per-formed for the Partnership by its General Partner and their affiliates. The General Partners receive compensation in connection with such activities as set forth in Items 11 and 13. In addition, the Partnership reimburses the General Partners and certain of their affiliates for expenses incurred in connection with the performance by their employees of services for the Part-nership in accordance with the Partnership's Amended and Restated Agreement and Certificate of Limited Partnership (the "Partnership Agreement").

Item 2.  Properties.

As of February 28, 1999, the Partnership holds a 98.99% limited partnership interest in each of thirty Local Partnerships, which own thirty-one residen-tial Apartment Complexes receiving Government Assistance. During the fiscal year ended February 28, 1999, the properties and the related assets and li-abilities owned by four Local Partnerships were sold to third parties and the Partnership's Local Partnership Interest in one other Local Partnership was sold to the Local Partnership's general partner. Through the fiscal year ended February 28, 1999, the properties and the related assets and liabili-ties owned by seven Local Partnerships were sold to third parties and the Partnership's Local Partnership Interest in seven other Local Partnerships were sold to the Local Partnership's general partners, respectively. Set forth below is a schedule of these Local Partnerships, including certain in-formation concerning the Apartment Complexes (the "Local Partnership Sched-ule"). See Schedule III to the financial statements included herein for ad-ditional information pertaining to the Apartment Complexes.

Local Partnership Schedule
                                        Government
                               Year     Assistance   Percentage of Units
Name and Location of Property  Com-     HUD          Occupied at December 31,
(Number of Units) (b)          pleted   Programs (a) 1998  1997  1996  1995  1994

Caddo Parish-Villas South,
Ltd.      1972      Sec.221(d)(4)      86%      86%      86%      86%      95%
  Shreveport, Louisiana (172)

Oklahoma City-Town
and      1973      Sec.207      (j)      67%      57%      81%      82%
  Country Village
  Apartments, Ltd.
  Oklahoma City, Oklahoma (201)

Rolling Meadows of
  Chickasha,
Ltd.      1972      Sec.236      (f)      (f)      (f)      72%      72%
  Chickasha, Oklahoma (112)

New Jersey,
Ltd.      1977      Sec.221(d)(4)      96%      98%      93%      95%      97%
  Mobile, Alabama (112)

Zeigler Boulevard,
Ltd.      1981      Sec.221(d)(4)      100%      99%      88%      92%      90%
  Mobile, Alabama (112)

Eastwyck III,
Ltd.      1979      Sec.221(d)(4)      96%      96%      98%      94%      99%
  Mobile, Alabama (48)

Breckenridge-Chaparral
  Apartments II,
Ltd.      1973      Sec.236      94%      98%      98%      99%      99%
  Breckenridge, Texas (88)

Country,
Ltd.      1978      Sec.221(d)(4)      (i)      94%      92%      90%      92%
  Ridgeland, Mississippi (112)(c)

Westwood Apartments
  Company,
Ltd.      1978      Sec.221(d)(4)      45%      68%      86%      83%      90%
  Montgomery, Alabama (176)

Parktowne,
Ltd.      1978      Sec.221(d)(4)      97%      97%      89%      98%      95%
  Montgomery, Alabama (144)

Corpus Christi-Oso Bay
  Apartments,
Ltd.      1973      Sec.236      99%      100%      98%      99%      100%
  Corpus Christi, Texas (104)

Northbrook III,
Ltd.      1981      Sec.221(d)(4)      (i)      85%      94%      92%      92%
  Jackson, Mississippi (68)(c)            Sec.8

Bethany Glen
Associates      1971      Sec.221(d)(3)      95%      97%      99%     95%      98%
  Glendale, Arizona (150)   Sec.8

Albuquerque-Lafayette
  Square Apts.,
Ltd.      1973      Sec.236      99%      99%      99%      100%      100%
  Albuquerque, New Mexico (188)

Roper Mountain
Apartments      1979      Sec.221(d)(4)      (e)      (e)      (e)      97%      97%
  Greenville, South Carolina (152)

Warren Manor Apartments
  Limited Partnership
  Warren, Michigan
Warren Manor I (344)  1968     Sec.221(d)(4)      95%      97%      94%      95%      97%
Warren Manor II (136) 1970     Sec.221(d)(4)      95%      96%      93%      95%      95%

Golf Manor
Apartments      1970      Sec.221(d)(4)      98%      96%      95%      97%      95%
  Limited Partnership
  Roseville, Michigan (128)

Warren Woods
Apartments      1971      Sec.221(d)(4)      99%      96%      98%      98%      99%
  Limited Partnership
  Warren, Michigan (192)

Canton Commons
Apartments      1973      Sec.221(d)(4)      96%      96%      98%      99%      99%
  Canton, Michigan (452)  Sec.236
                          Sec.8

Los Caballeros
Apartments      1976      Sec.236      (h)      (h)      88%      93%      97%
  Thornton, Colorado (144) (d)

Rosewood Manor
Apartments      1972      Sec.236      99%      96%      99%      99%      100%
  Rosewood, Michigan (207)  Sec.8

Grosvenor South
Apartments      1969      Sec.221(d)(3)      (h)      (h)      98%      96%      94%
  Limited Partnership
  Taylor, Michigan (182)

Grosvenor South
Apartments      1969      Sec.221(d)(4)      (h)      (h)      98%      90%      83%
  #2 Limited Partnership
  Taylor, Michigan (54)

Clinton Plaza
Apartments      1969      Sec.221(d)(3)      (h)      (h)      99%      96%      92%
  Limited Partnership
  Clinton, Michigan (168)

Clinton Plaza
Apartments      1970      Sec.221(d)(3)      (h)      (h)      99%      95%      93%
  #2 Limited Partnership
  Clinton, Michigan (192)

Oakland-Keller
Plaza      1972      Sec.236      (e)      (e)      (e)      100%      100%
  Oakland, California (200)            Sec.8

San Diego-Logan Square
  Gardens
Company      1970      Sec.236      98%      100%      100%      100%      100%
  San Diego, California (170)            Sec.8

Grandview-Blue Ridge Manor,
Ltd.      1972      Sec.236      93%      74%      91%      94%      98%
  Grandview, Missouri (80)

Ardmore-Rolling Meadows
  of Ardmore,
Ltd.      1974      Sec.236      98%      91%      98%      97%      98%
  Ardmore, Oklahoma (101)

El Paso-Gateway East,
Ltd.      1972      Sec.236      96%      100%      100%      99%      100%
  El Paso, Texas (104  Sec.8

Fort Worth-Northwood
  Apartments,
Ltd.      1972      Sec.236      92%      97%      98%      98%      97%
  Fort Worth, Texas (100)

Stephenville-Tarleton Arms
  Apartments,
Ltd.      1972      Sec.236      95%      94%      97%      99%      99%
  Stephenville, Texas (128)            Sec.8

Cudahy Gardens,
  a Limited
Partnership      1971      Sec.236      (i)      98%      100%      98%      99%
  Cudahy, California (100)   Sec.8

Pacific Palms,
  a Limited
Partnership      1972      Sec.236      98%      95%      92%      94%      95%
  Palm Springs, California (139)

Riverside Gardens,
  a Limited
Partnership      1971      Sec.236      (i)      99%      94%      96%      95%
  Riverside, California (192)

Bay Village
Company      1971      Sec.236      95%      96%      98%      98%      98%
  Fall River, Massachusetts (206)  Sec.8

Buena Vista Manor
  Apartments,
Ltd.      1969      Sec.221(d)(3)      100%      96%      98%      93%      94%
  Nashville, Tennessee (200)  Sec.8

Rolling Meadows
  Apartments,
Ltd.      1971      Sec.236      96%      99%      99%      95%      95%
  Midwest City, Oklahoma (200) Sec.8

Westgate Associates,
Limited      1971      Sec.236      89%      98%      98%      97%      94%
  Brattleboro, Vermont (100) Sec.8

Wingate Associates,
Limited      1972      Sec.236      97%      98%      98%    99%      97%
  Laconia, New Hampshire (100) Sec.8

South Munjoy
  Associates,
Limited      1966      Sec.221(d)(3)      (g)      (g)      91%      98%      98%
  Portland, Maine (140)

Cedar Hill Apartments,
Ltd.      1973      Sec.236      93%      97%      97%      100%      100%
  Monticello, Arkansas (60)

Char-Mur Apartments,
Ltd.      1973      Sec.236      58%      71%      88%      89%      88%
  Trumann, Arkansas (48)

Crossett Apartments,
Ltd.      1973      Sec.236      98%      100%      100%      100%      100%
  Crossett, Arkansas (50)


(a) The Partnership invested in Local Partnerships owning existing Apartment Complexes which receive either federal or state subsidies. HUD, through FHA, administers a variety of subsidies for low and moderate-income housing. FHA administers similar housing programs for non-urban areas. The federal pro-grams generally provide one or a combination of the following forms of assis-tance: (i) mortgage loan insurance, (ii) rental subsidies, (iii) reduction of mortgage interest payments.

1) HUD provides mortgage insurance for rental housing projects pursuant to a number of sections of Title II of the National Housing Act ("NHA"), including
Section 236, Section 221(d)(4), Section 221(d)(3) and Section 220. Under all of these programs, HUD will generally provide insurance equal to 100% of the total replacement cost of the project to non-profit owners and 90% of the to-tal replacement cost to limited-distribution owners. Mortgages are provided by institutions approved by HUD, including banks, savings and loan companies and local housing authorities. Section 221(d)(4) of NHA provides for federal insurance of private construction and permanent mortgage loans to finance new construction of rental apartment complexes containing five or more units.
The most significant difference between the 221(d)(4) program and the 221(d)(3) program is the maximum amount of the loan which may be obtained. Under the 221(d)(3) program, non-profit sponsors may obtain a permanent mort-gage equal to 100% of the total replacement cost; no equity contribution is required of a non-profit sponsor. In all other respects, the 221(d)(3) pro-gram is substantially similar to the 221(d)(4) program.

2) Many of the tenants in HUD insured projects receive some form of rental assistance payments, primarily through the Section 8 Housing Assistance Pay-ments Program (the "Section 8 Program"). Apartment Complexes not receiving assistance through the Section 8 Program ("Section 8 Payments") will gener-ally have limitations on the amounts of rent which may be charged. One re-quirement imposed by HUD regulations effective for apartment complexes ini-tially approved for Section 8 payments on or after November 5, 1979, is to limit the amount of the owner's annual cash distributions from operations to 10% of the owner's equity investment in an Apartment Complex if the apartment complex is intended for occupancy by families, and to 6% of the owner's eq-uity investment in an Apartment Complex intended for occupancy by elderly persons. The owner's equity investment in the apartment complex is 10% of the project's replacement cost as determined by HUD. HUD released the Ameri-can Community Partnerships Act (the "ACPA"). The ACPA is HUD's blueprint for providing for the nation's housing needs in an era of static or decreasing budget authority. Two key proposals in the ACPA that could affect the Local Partnerships are: a discontinuation of project-based Section 8 subsidy pay-ments and an attendant reduction in debt on properties that were supported by the Section 8 payments. The ACPA calls for a transition during which the project-based Section 8 would be converted to a tenant-based voucher system. Any FHA insured debt would then be "marked-to-market", that is revalued in light of the reduced income stream, if any.

3) Section 236 Program. As well as providing mortgage insurance, the Sec-tion 236 program also provides an interest credit subsidy which reduces the cost of debt service on a project mortgage, thereby enabling the owner to charge the tenants lower rents for their apartments. Interest credit subsidy payments are made monthly by HUD directly to the mortgagee of the Project. Each payment is in an amount equal to the difference between (i) the monthly interest payment required by the terms of the mortgage to pay principal, in-terest and the annual mortgage insurance premium and (ii) the monthly payment which would have been required for principal and interest if the mortgage loan bore interest at the rate of 1%. These payments are credited against the amounts otherwise due from the owner of the Project, who makes monthly payments of the balance.

(b) State of jurisdiction is the same state as the location, unless other-wise indicated.

(c)  State of jurisdiction is Alabama.

(d)  State of jurisdiction is Michigan.

(e) The property and the related assets and liabilities were sold during the fiscal year ended February 28, 1997 (see Note 10 in Item 8. Financial State-ments and Supplemental Data).

(f) The Partnership's Local Partnership Interest in this Local Partnership was sold during the fiscal year ended February 28, 1997 (see Note 10 in Item
8.  Financial Statements and Supplemental Data).

(g) The property and the related assets and liabilities were sold during the fiscal year ended February 28, 1998 (see Note 10 in Item 8. Financial State-ments and Supplemental Data).

(h) The Partnership's Local Partnership Interests in these Local Partner-ships were sold during the fiscal year ended February 28, 1998 (see Note 10 in Item 8. Financial Statements and Supplemental Data).

(i) The property and the related assets and liabilities were sold during the fiscal year ended February 28, 1999 (see Note 10 in Item 8. Financial State-ments and Supplemental Data).

(j) The Partnership's Local Partnership Interests in these Local Partner-ships were sold during the fiscal year ended February 28, 1999 (see note 10 in Item 8. Financial Statements and Supplemental Data).

All leases are generally for periods not greater than one to two years and no tenant occupies more than 10% of the rentable square footage.

Commercial tenants (to which average rental per square foot applies) comprise less than 5% of the rental revenues of the Partnership. Rents for the resi-dential units are determined annually by HUD and reflect increases in con-sumer price indices in various geographic areas.

Management of the Local Partnership continuously reviews the physical state of the properties and budgets improvements when required which are generally funded from cash flows from operations or release of replacement reserve es-crows. No improvements are expected to require additional financing.

See Item 1, Business, above for the general competitive conditions to which the properties described above are subject.

Real estate taxes are calculated using rates and assessed valuations deter-mined by the township or city in which the property is located. Such taxes have approximated 1% of the aggregate cost of the properties as shown in
Schedule III to the financial statements included herein.

Item 3.  Legal Proceedings.

Rolling Meadows of Chickasha, Ltd.
The Partnership is a plaintiff in the Oklahoma County District Court in Okla-homa against Jerry L. Womack and Womack Property Management, Inc., an Okla-homa corporation. In this action entitled Shearson + Related Housing Proper-ties Limited Partnership and Shearson/Related Housing Associates Limited Partnership v. Jerry L. Womack and Womack Property Management, Inc., the Partnership seeks judgment for damages caused by the individual defendant's resignation as general partner of Rolling Meadows of Chickasha, Ltd. ("Roll-ing Meadows"), of which the Partnership is a limited partner, and by the cor-porate defendant's mismanagement of the apartment project owned by Rolling Meadows. The individual defendant has counterclaimed against the plaintiffs, alleging that they breached an agreement to advance funds to Rolling Meadows sufficient to pay operating losses on the property, thereby damaging such de-fendant in an amount exceeding $10,000. The corporate defendant has counter-claimed against the plaintiffs for unpaid management fees and expenses ap-proximating $6,000. Both counterclaims seek costs and attorneys' fees. The parties have agreed as a first step to have the case heard in a non-binding mediation proceeding. A mediator has been appointed and the mediation com-menced in late May 1999.

Discovery is continuing in the action. The plaintiffs are responding vigor-ously to the counterclaims and intend to continue doing so. While it is im-possible to predict with certainty, counsel believes the counterclaims have no substantial merit and that an outcome unfavorable to the Partnership is unlikely.

Westwood Apartments Company, Ltd.
On October 16, 1998, the Partnership commenced this action in the Supreme Court of the State of New York, County of New York, against Edward Osborn, Charles V. Welden, Jr. and Westwood, Ltd. In the complaint, the Partnership asserts that defendants have improperly taken the position that the maturity dates of promissory notes signed by the Partnership in the amounts of $850,000 and $1,225,000, respectively, were not extended by the Partnership as the result of which, according to defendants, the notes are past due and defendants are entitled to sell the Partnership's 99 percent partnership in-terests in Parktowne, Ltd. and Westwood Apartments Company, Ltd. which col-lateralize the notes. The complaint seeks declaratory judgments that the two notes have been extended and a preliminary and permanent injunction enjoining defendants from liquidating, selling or otherwise disposing of the collateral pledged to them by the Partnership based on the assertion that the notes are currently in default.

Simultaneously with the commencement of the action, the Partnership sought a preliminary injunction enjoining defendants from liquidating, selling or oth-erwise disposing of the collateral pledged to them by the Partnership under the notes. Before the motion could be heard, the parties entered into a standstill agreement which resulted in the withdrawal of the motion without prejudice, the latest extension of which provides that (a) defendants will not take any action respecting the collateral prior to June 17, 1999, and (b) in reliance on which the Partnership will not renew its motion for a prelimi-nary injunction prior to May 17, 1999. The Partnership has entered into a settlement agreement with the defendants as a result of which the litigation has been dismissed.

Bethany Glen Associates
The Partnership is a defendant in a lawsuit, Civil Action No. 99-00489; Wil-liam P. Monahan, et al. v. Cambridge + Related Housing Properties Limited Partnership, et al., in the Superior Court of the State of Arizona, in and for the county of Maricopa.

Bethany Glen Associates, an Arizona limited partnership, seeks judgment on a note executed by the Partnership in the original principal amount of $1,200,000, plus alleged accrued interest and costs. Plaintiff also seeks to foreclose on the limited partnership interest in Bethany Glen held by the Partnership.

The plaintiff noticed a private sale of the alleged security interest in the Partnership. A temporary restraining order was signed prohibiting any such foreclosure sale.

Thereafter, a stipulation is on file in the case which says no foreclosure sale will take place, and plaintiff will not be removed as general partner, until a preliminary injunction hearing takes place. No such hearing has yet been scheduled.

Discovery has not yet begun. Management of the Partnership will vigorously prosecute its claims and defend against plaintiffs. On April 13, 1999, coun-sel announced to the Court that the parties had reached an agreement in prin-ciple to settle. The case was set on the 30 day inactive calendar to permit parties to prepare formal settlement papers. We can express no opinion on the likely outcome of the case.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fiscal year covered by this report through the solicitation of proxies or otherwise.

PART II

Item 5. Market for the Registrant's Limited Partnership Interests and Re-lated Security Holder Matters.

At February 28, 1999, the Partnership had issued and outstanding 10,038 Lim-ited Partnership Interests, of which 5,019 are Initial Limited Partnership Interests and 5,019 are Additional Limited Partnership Interests, each repre-senting a $5,000 capital contribution per unit to the Partnership, for aggre-gate gross proceeds of $50,190,000. Additional Limited Partnership Interests are the Limited Partnership Interests acquired upon the exercise of warrants or sold by the Partnership upon the non-exercise of the warrants. The war-rants are rights granted pursuant to the Partnership Agreement as part of the purchase of an Initial Limited Partnership Interest. No further issuance of Initial Limited Partnership Interests or Additional Limited Partnership In-terests is anticipated and all warrants have expired. As of February 28, 1999, the Partnership had 4,308 registered holders of Limited Partnership In-terests.

Limited Partnership Interests are not traded in any organized market. It is not anticipated that any public market will develop for the purchase and sale of any Limited Partnership Interests. Limited Partnership Interests may be transferred only if certain requirements are satisfied, including that in the opinion of counsel to the Partnership such transfer would not cause a termi-nation of the Partnership under Section 708 of the Internal Revenue Code and would not violate any federal or state securities laws.

In March 1999 and 1998, distributions of approximately $2,000,000 and $2,011,000 and $20,000 and $20,000 were paid to the limited partners and Gen-eral Partners, respectively, from net proceeds from the sale of properties (see Item 7. below). Of the total distributions of approximately $2,020,000 and $2,031,000 for the years ended February 28, 1999 and 1998, there was no return of capital determined in accordance with generally accepted accounting principles. As of March 1999, the aggregate amount of the distribution made since the commencement of the offering representing a return of capital, in accordance with generally accepted accounting principles, totaled approxi-mately $1,111,000. There are no material restrictions upon the Partnership's present or future ability to make distributions in accordance with the provi-sions of the Partnership's Amended and Restated Agreement and Certificate of Limited Partnership (the "Partnership Agreement"). However, the Partnership has invested in Local Partnerships owning Apartment Complexes which receive Government Assistance under programs which in many instances restrict the cash return available to owners. See Item 8, Note 11(i). The Partnership does not anticipate providing cash distributions to its Limited Partners in circumstances other than refinancing or sale.

There continues to be a number of requests for the list of holders of Limited Partnership Interests in limited partnerships such as the Partnership. Often these requests are made by a person who, only a short time before making the request, acquired merely a small number of Limited Partnership Interests in the Partnership and seeks the list for an improper purpose, a purpose that is not in the best interest of the Partnership or is harmful to the Partnership. In order to best serve and protect the interests of the Partnership and all of its investors, the General Partners of the Partnership have adopted a pol-icy with respect to requests for the Partnership's list of holders of Limited Partnership Interests. This policy is intended to protect investors from un-solicited and coercive offers to acquire the interests of holders of Limited Partnership Interests and does not limit any other rights the General Part-ners may have under the Partnership Agreement or applicable law.


Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Part-
nership.  Additional financial information is set forth in the audited finan-
cial statements in Item 8 hereof.
                                   Year Ended
                   February 28,    February 28,    February 28,
OPERATIONS          1999              1998              1997
Revenues    $  35,823,217    $  24,780,246    $  37,586,529
Operating
expenses      31,032,957     36,942,698     44,453,062
Income (loss)
before minority
interest and extra-
ordinary item    4,790,260    (12,162,452)    (6,866,533)
Minority interest
in (income) loss
of subsidiaries          (424,099)        (102,344)           (18,466)
Gain (loss) before
extra-ordinary item    4,366,161    (12,264,796)    (6,884,999)
Extraordinary item-
forgiveness of
indebtedness       7,583,482      21,447,564       5,069,484
Net income (loss)    $  11,949,643    $   9,182,768    $   (1,815,515)
Gain (loss) before
extra-ordinary item
per limited partnership
unit    $              431    $         (1,209)    $            (679)
Extraordinary item per
limited partnership
unit                 748             2,115                 500
Net gain (loss) per
limited partnership
unit    $          1,179    $             906    $            (179)
                          February 28,    February 28,    February 28,
FINANCIAL POSITION          1999              1998              1997
Total assets    $  74,790,559    $  90,771,154    $110,362,021

Long-term
obligations    $134,392,143    $156,769,256    $184,080,536

Total liabilities    $141,014,105    $166,092,977    $193,616,657

Minority interest    $         30,399    $       167,391    $         80,374

                          Year Ended
                  February 29,    February 28,
OPERATIONS          1996              1995
Revenues    $  30,593,556    $  29,701,842
Operating
expenses     38,678,297     38,217,539
Income (loss)
before minority
interest and extra-
ordinary item    (8,084,741)    (8,515,697)
Minority interest in
(income) loss of
subsidiaries              1,752                 481
Gain (loss) before
extra-ordinary
item    (8,082,989)    (8,515,216)
Extraordinary item-
forgiveness of
indebtedness                     0                     0
Net income (loss)    $   (8,082,989)    $   (8,515,216)
Gain (loss) before
extra-ordinary item
per limited partnership
unit    $            (797)    $            (840)
Extraordinary item per
limited partnership unit         0                     0
Net gain (loss) per limited
partnership
unit    $            (797)    $            (840)
                          Year Ended
                         February 29,    February 28,
FINANCIAL POSITION          1996              1995
Total assets            $126,569,652     $131,246,707

Long-term
obligations             $195,424,384     $192,369,107

Total l
iabilities              $206,901,246     $203,484,636

Minority
interest                $     76,347      $    87,023

During the years ended February 28, 1995 through February 29, 1996, total as-sets decreased primarily due to depreciation, partially offset by net addi-tions to property and equipment. During the same periods, long-term obliga-tions and total liabilities increased primarily due to accruals of interest on Purchase Money Notes, partially offset by payments equal to 60% of the cash flow distributions from the underlying properties. During the years ended February 28, 1997, 1998 and 1999, total assets decreased primarily due to the sale of properties (see Item 8., Note 10), depreciation and a loss for the impairment of assets, partially offset by an increase in cash and cash equivalents resulting from net proceeds from the sales and net additions to property and equipment. Long-term obligations and total liabilities de-creased for the years ended February 28, 1997, 1998 and 1999 primarily due to the repayment of and forgiveness of indebtedness on Purchase Money Notes, mortgage notes payable and amounts due to selling partners as a result of the sale of underlying properties, partially offset by accruals of interest on Purchase Money Notes.

Item 7. Management's Discussion and Analysis of Financial Condition and Re-sults of Operations.

Liquidity and Capital Resources

General

The Partnership's primary sources of funds are (i) cash distributions from operations and sales of the Local Partnerships in which the Partnership has invested, (ii) interest earned on funds, and (iii) cash in working capital reserves. All these sources of funds are available to meet the obligations of the Partnership.

The Partnership's capital has been invested primarily in forty-four Local Partnerships. As of December 1984, the Partnership had completed its cash investment of approximately $36,638,000 (including expenses) in the Local Partnerships. During the fiscal year ended February 28, 1999, the properties and the related assets and liabilities owned by four Local Partnerships were sold to third parties and the Partnership's Local Partnership Interest in one other Local Partnership's was sold to the Local Partnership's general part-ners, respectively. Through the fiscal year ended February 28, 1999, the properties and the related assets and liabilities owned by seven Local Part-nerships were sold to third parties and the Partnership's Local Partnership Interest in seven other Local Partnership's were sold to a third party and the Local Partnership's general partners, respectively.

The Partnership had a working capital reserve of approximately $282,000 (which does not include approximately $2,020,000 of net proceeds from the sales of properties which was distributed to the limited partners and General Partners in March 1999) and $2,339,000 (which does not include approximately $2,031,000 of net proceeds from the sale of properties which was distributed to the limited partners and General Partners in March 1998) at February 28, 1999 and 1998, respectively, of which $0 and $206,000 was restricted to se-cure an overdraft in Town and Country's bank account and to secure operating credit lines at five other Local Partnerships. The working capital reserve is temporarily invested in bank certificates of deposits or money market ac-counts which can be easily liquidated to meet obligations as they arise. The General Partners believe that the Partnership's reserves, net proceeds from future sales and future cash flow distributions will be adequate for its op-erating needs, and plans to continue investing available reserves in short-term investments. In March 1999 and 1998, a distribution of approximately $2,000,000 and $2,011,000, and $20,000 and $20,000 was paid to the limited partners and General Partners, respectively, from net proceeds from the sale of properties. None of the total distributions of approximately $2,020,000 and $2,031,000 for the years ended February 28, 1999 and 1998, was deemed to be a return of capital in accordance with generally accepted accounting prin-ciples.

During the fiscal year ended February 28, 1999, cash and cash equivalents of the Partnership and its 35 consolidated Local Partnerships (including the ac-tivity through the dates of sale for the five Local Partnerships noted above) increased approximately $837,000. This increase was primarily due to cash flow from operations ($1,953,000), decrease in certificates of deposit ($206,000), increase in purchase money note extensive fees ($388,000) and proceeds from sale of properties ($7,209,000) which exceeded principal pay-ments of mortgage notes and purchase money notes payable ($4,736,000), pay-ments of interest on purchase money notes ($600,000), costs paid relating to sale of properties ($168,000), distributions ($2,031,000), an increase in mortgage escrows ($304,000), decrease in minority interest ($561,000) and ac-quisitions of property and equipment ($518,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is gain on sale of properties ($12,898,000), forgiveness of indebtedness income ($7,583,000), depreciation ($4,145,000) and a loss on impairment of assets ($3,191,000).

Cash flow distributions aggregating $156,292, $311,625 and $504,167 were made to the Partnership in the 1998, 1997 and 1996 Fiscal Years which does not in-clude $5,397 and $43,287 escrow monies held for the Preservation Acts program in the 1997 and 1996 Fiscal Years. Of such distributions, $93,776, $214,171 and $302,500, respectively, was used to pay interest on the Purchase Money Notes. Distribution of proceeds from sales aggregating $1,883,036 and $4,136,943 were made to the Partnership in the 1998 and 1997 Fiscal Years, respectively of which $496,704 and $2,328,911, respectively, was used to pay principal and interest on the Purchase Money Notes.

Purchase Money Notes

For a discussion of Purchase Money Notes Payable, see Note 7 to the Financial Statements.

Government Programs and Regulations

The General Partners will carefully analyze the opportunities available upon the expiration of the properties' U.S. Department of Housing and Urban Devel-opment ("HUD") contracts, as well as the tax consequences of each option to investors. Prior to expiration of the properties' HUD contracts, and based on the historical operating results and current economic conditions including changes in tax laws, it is uncertain as to whether there would be a return to the investors upon the sale of the applicable properties in the Partnership's portfolio.

The Local Partnerships which receive government assistance are subject to low-income use restrictions which limited the owners' ability to sell or re-finance the properties. In order to maintain the existing inventory of af-fordable housing, Congress passed a series of related acts including the Emergency Low Income Preservation Act of 1987, the Low-Income Housing Preser-vation and Resident Homeownership Act of 1990 (together the "Preservation Acts") and the Housing Opportunity Program Extension Act of 1996 (the "1996 Act"). In exchange for maintaining the aforementioned use restrictions, the Preservation Acts provide financial incentives for owners of government as-sisted properties. The 1996 Act provides financial assistance by funding the sale of such properties to not-for-profit owners and also restores the owners ability to prepay their HUD mortgage and convert the property to condominiums or market-rate rental housing. Local general partners have filed for incen-tives under the Preservation Acts or the 1996 Act for the following local partnerships: San Diego - Logan Square Gardens Company, Albuquerque - Lafayette Square Apts. Ltd., Westgate Associates Limited, Riverside Gardens, a Limited Partnership, Pacific Palms, a Limited Partnership, Canton Commons Associates, Rosewood Manor Associates, Bethany Glen Associates and South Mun-joy Associates, Limited. The South Munjoy Associates, Limited property and the Riverside Gardens limited partnership were sold on September 9, 1997 and April 27, 1998, respectively. The Westgate Associates Limited Partnership entered into a purchase and sale contract with an unaffiliated third party purchaser as of May 5, 1999. No assurance can be given that the transaction will be consummated. The local general partners of the other properties are either negotiating purchase and sale contracts or exploring their alterna-tives under the 1996 Act.

In September 1997, Congress enacted the Multi-Family Assisted Housing Reform and Affordability Act of 1997 ("MAHRA") which provides for the renewal of
Section 8 Housing Assistance Payments Contracts ("Section 8 Contracts") to be based upon market rentals instead of the above-market rentals which is gener-ally the case under existing Section 8 Contracts. As a result, Section 8 Contracts that are renewed in the future in projects insured by the Federal Housing Administration ("FHA") may not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. MAHRA also provides for the restructuring of these mortgage loans so that the annual debt service on the restructured loan (or loans) can be supported by Section 8 rents established at the market rents. The restructured loans will be held by the current lender or another lender. There can be no assurance that a property owner will be permitted to restruc-ture its mortgage indebtedness pursuant to the new rules implementing MAHRA or that an owner, or the holder of the mortgage, would choose to restructure the mortgage if it were able to participate. MAHRA went into effect on Sep-tember 11, 1998 when interim regulations implementing the program were pub-lished. It should be noted that there are many uncertainties as to the eco-nomic and tax impact on a property owner because of the combination of the reduced Section 8 contract rents and the restructuring of the existing FHA-insured mortgage loan under MAHRA.

On October 21, 1998 President Clinton signed the Fiscal Year 1999 Departments of Veteran Affairs, Housing and Urban Development and Independent Agencies Appropriation Legislation into law. The bill provides, among other things, that owners of a property that was eligible for prepayment had to give notice of such prepayment to HUD tenants and to the chief executive of the state or local government for the jurisdiction in which the housing is located. The notice must be provided not less than 150 days, but not more than 270 days, before such payment. Moreover, the owner may not increase the rent charged to tenants for a period of 60 days following such prepayment. The bill also provides for tenant-based vouchers for eligible tenants (generally below 80% of area median income) at the true comparable market rents for unassisted units in order to protect current residents from substantial increases in rent.

Sales of Underlying Properties/Local Partnership Interests

General

The Partnership is currently in the process of winding up its operations and disposing of its investments. It is anticipated that this process will take a number of years. As of February 28, 1999, the Partnership has disposed of fourteen of its forty-four original investments. Six additional investments are listed for sale and the General Partner anticipates that the twenty-four remaining investments will be listed for sale by December 31, 1999. There may be no assurance as to when the Partnership will dispose of its last re-maining investments or the amount of proceeds which may be received. How-ever, based on the historical operating results of the Local Partnerships and the current economic conditions including changes in tax laws, it is unlikely that the proceeds from such sales will be sufficient to return the limited partners original investment.

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

On December 30, 1998, the Partnership contributed its limited partnership in-terest in Bethany Glen Associates, Westwood, Ltd., Parktowne, Ltd., Rolling Meadows Apartments, Ltd., Buena Vista Apartments, Ltd. and Wingate Associates, Ltd. to the Trust. On December 31, 1998, the Partnership contributed its lim-ited partnership interests in Grandview-Blue Ridge Manor Limited, Brecken-ridge-Chaparral Apartments II, Ltd., El Paso-Gateway East, Ltd., Albequerque-Lafayette Square Apartments, Ltd., Corpus Christi-Oso Bay Apartments, Ltd., Westgate Associates Limited, San Diego-Logan Square Gardens Co., Ardmore-Rolling Meadows of Ardmore, Ltd., Fort Worth-Northwoods Apartments, Ltd. and Stephenville-Tarleton Arms Apartments, Ltd. to Trust II. In each case, the interests were contributed subject to each respective Purchase Money Note.
The contribution did not involve any consideration being paid to the Partner-ship, therefore, there should not be any tax effect to the limited partners of the Partnership.

Information Regarding Disposition

For a discussion of the sale of properties in which the Partnership owns di-rect and indirect interest, see Note 10 to the Financial Statements.

For a discussion of contingencies affecting certain Local Partnerships, see Results of Operations of Certain Local Partnerships below. Since the maximum loss the Partnership would be liable for is its net investment in the respec-tive Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way.

Except as described above, management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management be-lieves the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the United States is experiencing down-turns in the economy, the remaining properties in the portfolio may be expe-riencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy.

Results of Operations

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, and any other costs in-curred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to ex-pense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is recorded when management es-timates amounts recoverable through future operations and sale of the prop-erty on an undiscounted basis are below depreciated cost. At the time prop-erty investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. All property and equipment for subsidiary partner-ships whose assets and liabilities are under sales contracts are classified as assets held for sale.

Through February 28, 1999, the Partnership has recorded approximately $8,792,000 as a loss on impairment of assets.

The following is a summary of the results of operations of the Partnership for the years ended February 28, 1999, 1998 and 1997 (the 1998, 1997 and 1996 Fiscal Years, respectively).

The results of operations of the Partnership, as well as the Local Partner-ships, excluding gain on sale of property and forgiveness of indebtedness in-come, remained fairly constant during the 1998, 1997 and 1996 Fiscal Years. Contributing to the relatively stable operations at the Local Partnerships is the fact that a large portion of the Local Partnerships are operating under Government Assistance Programs which provide for rental subsidies and/or re-ductions of mortgage interest payments under HUD Section 8 and Section 236 Programs. Currently, nine of the thirty Local Partnerships are receiving rental subsidies and nineteen have mortgages with interest subsidies, which reduce the effective interest rates to a range of 1% to 2% per annum.

The Partnership's primary source of income continues to be its portion of the Local Partnership's operating results. The majority of Local Partnership in-come continues to be in the form of rental income with the corresponding ex-penses being divided among operations, depreciation, and mortgage interest. In addition, the Partnership incurred interest expense relating to the Pur-chase Money Notes issued when the Local Partnerships Interests were acquired.

The net income (loss) for the 1998, 1997 and 1996 Fiscal Years aggregated $11,949,643, $9,182,768 and $(1,815,515), respectively. These represent in-
come (losses) per Limited Partnership unit of $1,179, $906 and $(179), re-spectively.

Excluding 1998, 1997 and 1996, in which the Partnership generated passive in-come, the Partnership has met the investment objective of generating tax benefits in the form of passive losses (which Limited Partners may use to offset passive income from other sources ). This passive income may be off-set by the carryforward of any unused passive losses from prior years; how-ever, to date the Partnership has been unable to provide cash distributions to the Limited Partners other than from the proceeds of sale of underlying properties.

1998 vs. 1997
Rental income decreased approximately 21% during the 1998 Fiscal Year as com-pared to 1997. Excluding Keller Plaza, South Munjoy, Country, Northbrook III, Riverside and Cudahy, which sold their properties and Los Cabelleros, Clinton Plaza, Clinton Plaza #2, Grosvenor Plaza, Grosvenor Plaza #2 and Town & Country, in which the Partnership's interest was sold (collectively the "Sold Assets"); rental income increased approximately 1% during the 1998 Fis-cal year as compared to 1997 primarily due to rental rate increases.

Other income decreased approximately 3% during the 1998 Fiscal year as com-pared to 1997. Excluding the Sold Assets, such income increased approxi-mately 22% during the 1998 Fiscal Year as compared to 1997 primarily due to increases in interest income and late charges at two Local Partnerships and gain from insurance proceeds related to fire damages at two Local Partner-ships.

A gain on sale of properties and forgiveness of indebtedness was recorded in the 1998 Fiscal Year (see Notes 10 and 11, respectively, in Item 8. Financial Statements and Supplemental Data).

Total expenses, excluding the Sold Assets and loss on impairment of assets, remained fairly consistent with a decrease of less than 2% for the 1998 Fis-cal Year as compared to 1997.

Administrative and management, administrative and management-related parties, operating, repairs and maintenance, taxes and insurance, financial and depre-ciation expense decreased approximately $660,000, $353,000, $1,321,000, $2,046,000, $868,000, $1,879,000 and $1,539,000 respectively, for the 1998
Fiscal Year as compared to 1997. Excluding the Sold Assets, and Pacific Palms, Zeigler Boulevard, Ltd., New Jersey, Ltd., Eastwyck III, Ltd., West-wood Apartments and Parktowne, Ltd. for depreciation only, such expenses re-mained fairly consistent with increases (decreases) of approximately $209,000, $7,000, $(296,000), $(121,000), $20,000, $(138,000) and $(211,000),
respectively, for the 1998 fiscal year as compared to 1997. Pacific Palms, Zeigler Boulevard, Ltd., New Jersey, Ltd., Eastwyck III, Ltd., Westwood Apartments and Parktowne Ltd., have stopped being depreciated because they are classified as an asset held for sale.

A loss on impairment of assets was recorded in the 1998 Fiscal Year (see Note 4 in Item 8. Financial Statements and Supplemental Data).

1997 vs. 1996
Rental income decreased approximately 6% during the 1997 Fiscal Year as com-pared to 1996. Excluding Roper Mountain, Keller Plaza and South Munjoy, which sold their properties and Chickasha, Los Cabelleros, Clinton Plaza, Clinton Plaza #2, Grosvenor Plaza and Grosvenor Plaza #2, in which the Part-nership's interest was sold, rental income increased approximately 1% during the 1997 Fiscal Year as compared to 1996 primarily due to rental rate in-creases.

A gain on sale of properties and forgiveness of indebtedness income was re-corded in the 1997 Fiscal Year (see Notes 10 and 11, respectively, in Item 8. Financial Statements and Supplemental Data).

Total expenses excluding Roper Mountain, Keller Plaza, Chickasha, Los Cabel-leros, South Munjoy, Clinton Plaza, Clinton Plaza #2, Grosvenor Plaza and Grosvenor Plaza #2 and loss on impairment of assets remained fairly consis-tent with an increase of less than 1% for the 1997 Fiscal Year as compared to 1996.

Depreciation expense decreased approximately $791,000 for the 1997 Fiscal Year as compared to 1996 primarily due to decreases relating to the sale of Roper Mountain, Keller Plaza, Chickasha, Los Caballeros, South Munjoy, Clinton Plaza, Clinton Plaza #2, Grosvenor Plaza and Grosvenor Plaza #2. Ex-cluding these sold properties, such expense remained fairly consistent with a decrease of $325,000 for the 1997 Fiscal Year as compared to 1996.

A loss on impairment of assets was recorded in the 1997 Fiscal Year (see Note 4 in Item 8. Financial Statements and Supplemental Data).

Results of Operations of Certain Local Partnerships

Caddo Parish-Villas South, Ltd.
Caddo Parish-Villas South, Ltd. ("Villas South") continues to be in default of its original mortgage agreement. Until November 1995, the project oper-ated under a provisional workout agreement with HUD. During November 1995, the mortgage note was sold to a conventional mortgagee. These items raise substantial doubt about Villas South's ability to continue as a going con-cern. The auditors for Villas South modified their report for the 1995 Fis-cal Year due to the uncertainty of the ability of Villas South to continue in existence. Villas South is in the process of trying to renegotiate the terms of the notes with the new mortgage holders, but there can be no assurance that the renegotiation will be successful. Villas South filed for protection under Chapter 11 of the United States Bankruptcy Code on November 12, 1996 and the equivalent of a receiver has been appointed. The Partnership's in-vestment in Villas South was approximately $0 and $222,000 at February 28, 1999 and 1998, respectively, and the minority interest balance was zero at each date. Villas South's net loss after minority interest amounted to ap-proximately $3,136,923, $151,000, and $151,000 for the 1998, 1997 and 1996
Fiscal Years, respectively. Accordingly, for the Fiscal Year ended February 28, 1999 a loss on impairment in the amount of $3,191,072 was recognized. As of February 28, 1999, the building was written down to zero.

Char-Mur Apartments, Ltd.
During the year ended December 31, 1998, Char-Mur Apartments, Ltd. ("Char-Mur ") incurred a net loss of approximately $39,000 and, as of that date, the lo-cal partnership's total current liabilities exceeded its total current assets by approximately $105,000. These factors, among others, raise substantial doubt about the partnership's ability to continue as a going concern. Char-Mur's continuation as a going concern is dependent upon its ability to gener-ate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its mortgage, to obtain additional capital contributions from partners, and ultimately, to attain successful operations. Management is making all efforts possible to increase the occupancy and the rental in-come of the project and to make the necessary improvements to enhance the property, in an attempt to improve Char-Mur's cash flow. The Partnership's investment in Char-Mur was approximately $182,000 and $221,000 at February 28, 1999 and 1998, respectively, and the minority interest balance was zero at each date. Char-Mur's net loss after minority interest amounted to ap-proximately $39,000, $31,000 and $25,000 for the 1998, 1997 and 1996 Fiscal
Years, respectively.

Westwood Apartments Company, Ltd.
Westwood Apartments Company, Ltd. ("Westwood") has experienced a significant decrease in occupancy levels in 1997 and 1998. As a result, the partnership has incurred operating losses and cash deficits. In addition, the partner-ship is three months in arrears on their mortgage payments and eight months in arrears in making deposits to the reserve for replacements. Management of the partnership is presently implementing plans to increase occupancy levels to cure the above mentioned cash flow problems. Westwood's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its mortgage and ultimately, to attain successful operations. The partnership's investment in Westwood was approximately $99,000 and $297,000 at February 28, 1999 and 1998, and the minority interest balance was zero at each date. Westwood's net loss after minority interest amounted to approximately $197,000, $101,000 and $92,000 for the 1998, 1997 and 1996 Fiscal Years, re-
spectively. The mortgage was assigned to the Department of Housing and Urban Development ("HUD") on February 18, 1999. HUD sent correspondence to the general partner indicating that HUD has policies designed to make it finan-cially undesirable to have a mortgage assigned, and further indicated that it may begin foreclosure and may also take administrative action against the general partner and/or the management agent. The Partnership intends to vig-orously defend its interest in the Local Partnership.

Year 2000 Compliance

The Partnership utilizes the computer services of an affiliate of the General Partner. The affiliate of the General Partner has upgraded its computer in-formation systems to be year 2000 compliant and beyond. The Year 2000 compli-ance issue concerns the inability of a computerized system to accurately rec-ord dates after 1999. The affiliate of the General Partner recently underwent a conversion of its financial systems applications and upgraded all of its non-compliant in-house software and hardware inventory. The work stations that experienced problems from the testing process were corrected with an up-grade patch. The costs incurred by the Partnership are not being charged to the Partnership. The most likely worst case scenario that the General Partner faces is that computer operations will be suspended for a few days to a week at January 1, 2000. The Partnership contingency plan is to have a complete backup done on December 31, 1999 and both electronic and printed reports gen-erated for all critical data up to and including December 31, 1999.

In regard to third parties, the General Partner is in the process of evaluat-ing the potential adverse impact that could result from the failure of mate-rial service providers to be Year 2000 compliant. A detailed survey and as-sessment was sent to material third parties in the fourth quarter of 1998. The Partnership has received assurances from a majority of its third parties with which it interacts that they have addressed the Year 2000 issues and is evaluating these assurances for their adequacy and accuracy. In cases where the Partnership has not received assurances from third parties, it is initi-ating further mail and/or phone correspondence. The Partnership relies heav-ily on third parties and is vulnerable to the failures of third parties to address their year 2000 issues. There can be no assurance given that the third parties will adequately address their issues.

Other

The Local General Partner of Grandview-Blue Ridge Manor, Ltd., Oakland-Keller Plaza, Country, Ltd., Stephenville-Tarleton Arms Apartments, Ltd., El Paso-Gateway East, Ltd., Breckenridge-Chaparral Apartments II, Ltd., Corpus Christi-Oso Bay Apartments, Ltd., Oklahoma City-Town and Country Village Apartments, Ltd., Ardmore-Rolling Meadows of Ardmore, Ltd., Caddo Parish-Villas South, Ltd., Albuquerque-Lafayette Square Apartments, Ltd. and San Di-ego-Loan Square Gardens Company passed away. The coexecutors of his estate are currently acting on his behalf until a successor can be named.

The Partnership's investment, as a limited partner in the Local Partnerships, is subject to the risks incident to the potential losses arising from manage-ment and ownership of improved real estate. The Partnership's investments could also be adversely affected by poor economic conditions generally, which could increase vacancy levels, rental payment defaults, and increased operat-ing expenses, any or all of which could threaten the financial viability of one or more of the Local Partnerships.

There are also substantial risks associated with the operation of Apartment Complexes receiving Government Assistance. These include governmental regu-lations concerning tenant eligibility, which may make it more difficult to rent apartments in the complexes; difficulties in obtaining government ap-proval for rent increases; limitations on the percentage of income which low and moderate-income tenants may pay as rent; the possibility that Congress may not appropriate funds to enable HUD to make the rental assistance pay-ments it has contracted to make; and that when the rental assistance con-tracts expire there may not be market demand for apartments at full market rents in a Local Partnership's Apartment Complex.

The Local Partnerships are impacted by inflation in several ways. Inflation allows for increases in rental rates generally to reflect the impact of higher operating and replacement costs. Inflation generally does not impact the fixed long-term financing under which real property investments were pur-chased. Inflation also affects the Local Partnerships adversely by increas-ing operating costs, particularly items such as fuel, utilities and labor. However, continued inflation should allow for appreciated values of the Local Partnerships' Apartment Complexes over a period of time as rental revenues and replacement costs continue to increase, the benefit of which may be rec-ognized at the point in time when the Partnership is required to refinance or sell its investments in Local Partnerships in order to meet its obligations under the Purchase Money Notes.

There has recently been an increasing number of requests for the list of holders of Limited Partnership Interests in limited partnerships such as the Partnership. Often these requests are made by a person who, only a short time before making the request, acquired merely a small number of Limited Partnership Interests in the Partnership and seeks the list for an improper purpose, a purpose that is not in the best interest of the Partnership or is harmful to the Partnership. In order to best serve and protect the interests of the Partnership and all of its investors, the General Partners have adopted a policy with respect to requests for the Partnership's list of hold-ers of Limited Partnership Interests. This policy is intended to protect in-vestors from unsolicited and coercive offers to acquire the interests of holders of Limited Partnership Interests and does not limit any other rights the General Partners may have under the Partnership Agreement or applicable law.

Item 8.	Financial Statements and Supplementary Data.
										Sequential
		   								   Page
(a) 1.	Financial Statements

	Independent Auditors' Report						27

	Consolidated Balance Sheets at February 28, 1999 and 1998	145

	Consolidated Statements of Operations for the Years Ended
	February 28, 1999, 1998 and 1997					146

	Consolidated Statements of Partners' Deficit for the Years
	Ended February 28, 1999, 1998 and 1997				147

	Consolidated Statements of Cash Flows for the Years
	Ended February 28, 1999, 1998 and 1997				148

	Notes to Consolidated Financial Statements			151

INDEPENDENT AUDITORS' REPORT

To the Partners of
Cambridge + Related Housing Properties Limited Partnership and Subsidiaries

We have audited the consolidated balance sheets of Cambridge + Related Hous-ing Properties Limited Partnership and Subsidiaries as of February 28, 1999 and 1998, and the related consolidated statements of operations, partners' deficit, and cash flows for the years ended February 28, 1999, 1998 and 1997 (the 1998, 1997 and 1996 Fiscal Years, respectively). These financial state-ments are the responsibility of the Partnership's management. Our responsi-bility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for 32 (1998 Fiscal Year), 38 (1997 Fiscal Year) and 41 (1996 fiscal Year) subsidiary partnerships whose losses (income) constituted $1,888,891, $1,894,969 and ($1,698,893) of the
Partnership's net loss during the 1998, 1997 and 1996 Fiscal Years, respec-tively, and whose assets constituted 92% (1998 Fiscal year) and 85% (1997 Fiscal Year) of the Partnership's assets at February 28, 1999 and 1998, pre-sented in the accompanying consolidated financial statements. The financial statements for 31 (1998 Fiscal Year), 37 (1997 Fiscal Year) and 39 (1996 Fis-cal Year) of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors. The financial statements of one (1998 and 1997 Fiscal Years) and two (1996 Fiscal
Year) of these subsidiary partnerships were unaudited.

We conducted our audits in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of mate-rial misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant esti-mates made by management, as well as evaluating the overall financial state-ment presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based upon our audits, and the reports of the other auditors, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cambridge + Re-lated Housing Properties Limited Partnership and Subsidiaries at February 28, 1999 and 1998, and the results of their operations, and cash flows for the years ended February 28, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.

As discussed in Note 11(a), three of the subsidiary partnerships are in de-fault of their mortgage agreements. This raises substantial doubt about these subsidiary partnerships' abilities to continue as going concerns. The auditors of two (1998 and 1997 Fiscal Years), and one (1996 Fiscal Year) of these subsidiary partnerships have modified their reports, due to the uncer-tainty of the ability of the subsidiary partnerships to continue in exis-tence. Management's plans regarding these matters are also discussed in Note 11(a). The financial statements for one (1998, 1997 and 1996 Fiscal Years) of these subsidiary partnerships were not audited. Such subsidiary partner-ships' losses constituted $3,373,204, $283,416 and $267,997 of the Partner-ship's net loss during the 1998, 1997 and 1996 Fiscal Years and assets con-stituted 5% and 8% of the Partnership's total assets at February 28, 1999 and 1998, respectively. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 7, the principal of and all accrued interest on the pur-chase money notes became due during 1998 to 1999. The Partnership exercised its option to extend the maturity of such notes for three to five years. The Partnership expects that upon final maturity it will be required to refinance or sell its investments in the subsidiary partnerships in order to pay the purchase money notes and related interest obligations. It is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstand-ing balances of the purchase money notes and accrued interest thereon. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI, LLP

New York, New York
May 3, 1999

CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


ASSETS
                     				    	February 28,
       					   1999                   1998
Property and equipment - at cost,
less accumulated
depreciation (Notes 2, 4, 6 and 7)      $ 48,351,071      $ 66,541,368
Property and equipment-held for sale      11,272,289      8,372,413
Cash and cash equivalents (Notes 2 and 11)      6,906,857      6,069,843
Certificates of deposit                                0      205,509
Cash - restricted for tenants' security deposits      752,732      843,561
Mortgage escrow deposits (Notes 5, 6 and 11)      5,874,507      6,784,348
Rents receivable                                  336,017      304,888
Prepaid expenses and other assets         1,297,086           955,224

Total assets                           $ 74,790,559      $ 90,077,154

LIABILITIES AND PARTNERS' DEFICIT

Mortgage notes payable (Notes 6 and 11)      $ 44,713,166      $55,464,577
Purchase money notes payable (Note 7)      39,902,759      46,352,956
Due to selling partners (Note 7)      49,776,218      54,951,723
Accounts payable, accrued expenses
and other liabilities                     2,435,855      4,637,981
Tenants' security deposits payable      752,732      843,561
Due to general partners of
subsidiaries and their
affiliates (Note 8)                           81,652      502,593
Due to general partners and
affiliates (Note 8)                       1,331,349      1,308,614
Distributions payable (Note 12)         2,020,374         2,030,972

                                            141,014,105      166,092,977

Minority interest (Note 2)               30,399           167,391

Commitments and contingencies (Note 11)

Partners' deficit:

Limited partners      (65,142,875)      (74,972,851)
General Partners        (1,111,070)        (1,210,363)
Total partners' deficit      (66,253,945)      (76,183,214)

Total liabilities and partners' deficit      $ 74,790,559      $ 90,077,154


See accompanying notes to consolidated financial statements.

CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
       			                   Year Ended
 				 February 28,      February 28,      February 28,
  			         1999              1998*             1997*
Revenues
Rentals, net      $22,017,541      $27,748,364      $29,409,734
Other      907,225      933,699      895,930
Gain (loss) on sale
of properties (Note 10)      12,898,451      (3,901,817)        7,280,865

Total revenues      35,823,217      24,780,246      37,586,529

Expenses
Administrative and management      4,029,798      4,705,642      5,001,343
Administrative and
management-related
parties (Note 8)      2,291,742      2,628,898      2,773,362
Operating  		    3,435,316      4,756,064      5,101,730
Repairs and maintenance      5,809,880      7,855,877      8,003,384
Taxes and insurance      2,909,012      3,777,360      4,107,619
Financial, principally
interest   			   5,220,989      7,099,494      7,824,329
Depreciation  		    4,145,148      5,684,363      6,475,294
Loss on impairment of
assets (Note 4)    	   3,191,072            435,000        5,166,001

Total expenses      31,032,957       36,942,698      44,453,062

Income (loss) before
minority interest and
extraordinary item      4,790,260      (12,162,452)      (6,866,533)
Minority interest in income
of subsidiaries          (424,099)           (102,344)           (18,466)
Income (loss) before
extraordinary item      4,366,161      (12,264,796)      (6,884,999)
Extraordinary item -
forgiveness of
indebtedness income
(Note 10)    	    7,583,482      21,447,564        5,069,484
Net income (loss)      $11,949,643      $    9,182,768      $ (1,815,515)

Income (loss) before
extraordinary item -
limited partners      $ 4,322,499      $(12,142,148)      $ (6,816,149)
Extraordinary item -
limited partners        7,507,647      21,233,088       5,018,789

Net income (loss) -
limited partners      $11,830,146      $    9,090,940      $ (1,797,360)
Number of limited partnership
units outstanding             10,038              10,038             10,038

Income (loss) before
extraordinary item per
limited partnership
unit   		   $           431      $          (1,209)      $    (679)
Extraordinary item per
limited partnership unit                 748             2,115                  500

Net income (loss) per
limited partnership unit       $        1,179      $      906      $           (179)

*Reclassified for comparative purposes.
See accompanying notes to consolidated financial statements.

CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT

                                           Limited       General
                           Total           Partners      Partners
Balance -
March 1, 1996      $(80,407,941)      $(79,155,331)      $(1,252,610)

Net loss - year ended
February 28, 1997      (1,815,515)      (1,797,360)      (18,155)

Distributions        (1,111,554)        (1,100,438)           (11,116)

Balance -
February 28, 1997      (83,335,010)      (82,053,129)      (1,281,881)

Net income - year ended
February 28, 1998      9,182,768      9,090,940      91,828

Distributions        (2,030,972)        (2,010,662)           (20,310)

Balance -
February 28, 1998      (76,183,214)      (74,972,851)      (1,210,363)

Net income - year ended
February 28, 1999      11,949,643      11,830,146      119,497

Distributions        (2,020,374)        (2,000,170)           (20,204)

Balance -
February 28, 1999      $(66,253,945)      $(65,142,875)      $(1,111,070)

See accompanying notes to consolidated financial statements.

CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase in Cash and Cash Equivalents
                		         		   Year Ended
			  February 28,    	  February 28,   	   February 28,
 		         1999                    1998                    1997

Cash flows from operating activities:
Net income (loss)      $ 11,949,643      $  9,182,768      $ (1,815,515)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Loss (gain) on sale of properties
(Note 10)      (12,898,451)      3,901,817      (7,280,865)
Extraordinary item - forgiveness of
indebtedness income
(Note 10)      (7,583,482)      (21,447,564)      (5,069,484)
Depreciation      4,145,148      5,622,990      6,475,294
Loss on impairment of assets
(Note 4)      3,191,072      435,000      5,166,001
(Increase) decrease in assets
Cash restricted for tenants'
security deposits      1,849      (47,498)      71,378
Mortgage escrow deposits      239,535      (11,761)      119,009
Rents receivable      (51,523)      (49,706)      (21,323)
Prepaid expenses and
other assets      (34,145)      19,926      (153,863)
Increase (decrease) in liabilities
Due to selling partners      3,569,130      4,814,077      5,286,095
Accounts payable, accrued expenses and
other liabilities      (437,234)      (211,558)      374,003
Tenants' security deposits
payable      (8,197)      45,357      (21,016)
Increase in due to general partners of
subsidiaries and their
affiliates      106,070      329,919      206,629
Decrease in due to general partners of
subsidiaries and their
affiliates      (363,941)      (203,647)      (52,644)
Due to general partners and
affiliates      22,735      (433,413)      (1,247,843)
Minority interest in income of
subsidiaries            424,099           102,344            18,466
Total adjustments        (9,677,335)       (7,133,717)       3,869,837
Net cash provided by
operating activities         2,272,308        2,049,051       2,054,322

Cash flows from investing activities:
Decrease (increase) in
certificates of deposit      159,348      (3,523)      53,014
Proceeds from sale of
properties      7,496,000      5,887,700      13,535,000
Costs paid relating to sale
of properties      (408,472)         (111,240)      (248,628)
Acquisitions of property and
equipment      (518,212)      (1,217,360)      (1,127,796)
(Increase) decrease in mortgage escrow
deposits           (235,320)          482,988          (301,306)
Net cash provided by investing
activities         6,493,344       5,038,565      11,910,284

Cash flows from financing activities:
Distributions      (2,030,972)      (1,111,554)      0
Principal payments of mortgage
notes payable      (4,736,084)      (3,329,416)      (7,150,114)
Payments to selling partners      (600,491)      (541,831)      (1,795,793)
Principal payments of purchase money
notes payable      0      (2,001,151)      (3,300,000)
Decrease in minority
interest          (561,091)              (15,327)         (14,439)
Net cash used in financing
activities       (7,928,638)         (6,999,279)      (12,260,346)

Net increase in cash and cash
equivalents      837,014      88,337      1,704,260
Cash and cash equivalents,
beginning of year        6,069,843         5,981,506         4,277,246
Cash and cash equivalents,
end of year      $  6,906,857      $   6,069,843      $   5,981,506

Supplemental disclosure of cash flows information:
Cash paid during the year for
interest      $   1,984,880      $   2,378,132      $   3,862,613

Supplemental disclosures of noncash investing
and financing activities:
Distributions
payable      $   2,020,374      $   2,030,972      $  1,111,554
Increase in property and equipment-held for
sale reclassified from property and
equipment      11,272,289      8,372,413      0
Increase in purchase money notes payable due
to the capitalization of prepaid expenses and
other assets      388,295      0      0
Forgiveness of indebtedness (Note 10):
Decrease in purchase money
notes payable      3,588,492      8,575,008      (800,000)
Decrease in due to
selling partners      3,979,229      12,872,556      (2,500,684)
Decrease in mortgage notes payable      0      0      (1,083,352)
Decrease in accounts payable, accrued
expenses and other liabilities      0      0      (685,448)
Decrease in due to general partners of
subsidiaries and their affiliates      15,761      0      0

Summarized below are the components of the
gain on sale of properties:
Decrease in property and equipment,
net of accumulated depreciation      100,000      13,776,108      7,619,769
Decrease in property and equipment-
held for sale    			  8,372,413      0      0
Decrease in certificates of deposit      46,161      0      0
Decrease in cash-restricted for tenants'
security deposits      88,980      286,192      1,822
Decrease in rents receivable      20,394      47,990      6,294
Decrease in mortgage escrow deposits      905,626      842,652      53,071
Decrease in prepaid expenses and
other assets      80,578      189,206      25,527
Increase in prepaid expenses -
notes receivable      0      0      (75,000)
(Decrease) increase in
accounts payable, accrued
expenses and other liabilities      (1,764,892)      401,507      (1,573,792)
Decrease in tenants' security
deposits payable      (82,632)      (284,051)      (52,184)
Decrease in mortgage payable      (6,015,327)      (4,805,395)      0
Decrease in due to general partners
and affiliates   			     (147,309)      (775,932)      0
Decrease in purchase money
notes payable     			     (3,250,000)      0      0
Decrease in due to selling partners      (4,164,915)      0      0

See accompanying notes to consolidated financial statements.

CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 1999


NOTE 1 - Organization


Cambridge + Related Housing Properties Limited Partnership, (the "Partner-ship") was formed pursuant to the laws of the State of Massachusetts on April 28, 1983. The Partnership invests, as a limited partner, in other limited partnerships (referred to herein as "Local Partnerships", "subsidiary" or "subsidiary partnerships"), each of which owns and operates an existing Apartment Complex which is receiving some form of local, state or federal as-sistance, including mortgage insurance, rental assistance payments, permanent mortgage financing and/or interest reduction payments ("Government Assis-tance").

As of February 28, 1999, the Partnership holds an interest in thirty Local Partnerships, each of which owns one Apartment Complex which receives Govern-ment Assistance. During the fiscal year ended February 28, 1999, the proper-ties and the related assets and liabilities owned by four Local Partnerships were sold to third parties and the Partnership's Local Partnership Interest in one other Local Partnership was sold to the Local Partnership's general partner. Through the fiscal year ended February 28, 1999, the properties and the related assets and liabilities owned by seven Local Partnerships were sold to third parties and the Partnership's Local Partnership Interest in seven other Local Partnerships were sold to a third party and the Local Part-nership's general partners, respectively. A portion of the net proceeds was used to settle the associated purchase money notes and accrued interest thereon (See Note 10).

The general partners of the Partnership are Government Assisted Properties, Inc. (the "Assisted General Partner") and Related Housing Programs Corpora-tion (the "Related General Partner"), both of which are Delaware corporations affiliated with an affiliate of The Related Companies, L.P. ("Related"), a New York limited partnership, and Cambridge/Related Housing Associates Lim-ited Partnership ("Cambridge Related Associates"), a Massachusetts limited partnership, (together, the "General Partners"). The general partners of Cambridge Related Associates are the Assisted General Partner and the Related General Partner.

Pursuant to the public offering, which occurred during 1983 through 1985, the Partnership received $50,190,000 of gross proceeds from 4,297 investors. No further issuance of Initial Limited Partnership Interests or Additional Lim-ited Partnership Interests is anticipated.

The terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership (the "Partnership Agreement") provide, among other things, that profits or losses, in general, be shared 99% by the lim-ited partners and 1% by the General Partners.

NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and 35 (four of which only have activity through the date of sale of their properties and the related assets and liabilities and one of which only has activity through the date of sale of the Partnership's interest), and 41 (three of which only have activity through the date of sale of their proper-ties and the related assets and liabilities and five of which only have activ-ity through the date of sale of the Partnership's interest), and 44 (two of which only have activity through the date of sale of their properties and the related assets and liabilities and one of which only has activity through the date of sale of the Partnership's interest) in which the Partnership is a lim-ited partner for the years ended February 28, 1999, 1998 and 1997, respec-tively. Through the rights of the Partnership and/or a General Partner, which General Partner has a contractual obligation to act on behalf of the Partner-ship, to remove the general partner of the subsidiary partnerships and to ap-prove certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership's fiscal year ends on the last day of February. All subsidiaries have fiscal years ending December 31. Accounts of subsidiaries have been adjusted for intercompany transactions from January 1 through the last day of February. The Partnership's fiscal year ends on the last day of February in order to allow adequate time for the subsidiar-ies financial statements to be prepared and consolidated. The books and rec-ords of the Partnership are maintained on the accrual basis of accounting, in accordance with generally accepted accounting principles ("GAAP").

All intercompany accounts and transactions have been eliminated in consolida-tion.

Increases (decreases) in the capitalization of consolidated subsidiaries at-tributable to minority interest arise from contributions and distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority inter-ests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated $0, $84,862 and $0 for the years ended February 28, 1999, 1998 and 1997, (the 1998, 1997 and 1996 Fiscal Years), respectively. The Partnership's investment in each subsidiary is equal to the respective sub-sidiary's partners' equity less minority interest capital, if any.

b)  Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, and any other costs in-curred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to ex-pense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is recorded when management es-timates amounts recoverable through future operations and sale of the prop-erty on an undiscounted basis are below depreciated cost. At that time prop-erty investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. All property and equipment for subsidiary partner-ships whose assets and liabilities are under sales contracts are classified as assets held for sale.

Through February 28, 1999, the Partnership has recorded approximately $8,792,000 as a loss on impairment of assets.

c)  Interest Subsidies

Interest expense has been reduced by interest subsidies (Note 6).

d)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and invest-ments in short-term investments with an original maturity of three months or less.

e)  Income Taxes

No provision has been made for income taxes in the accompanying consolidated financial statements since such taxes, if any, are the responsibility of the individual partners. For income tax purposes, the Partnership has a fiscal year ending December 31 (Note 9).

f)  Loss Contingencies

The Partnership records loss contingencies as a charge to income when infor-mation becomes available which indicates that it is probable that an asset has been impaired or a liability has been incurred as of the date of the fi-nancial statements and the amount of loss can be reasonably estimated.

g)  Use of Estimates

The preparation of financial statements in conformity with GAAP requires man-agement to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 3 - Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for non-trading purposes) for which it is practicable to estimate that value:

Cash and Cash Equivalents, Certificates of Deposit, Cash-Restricted for Ten-ants' Security Deposits and Mortgage Escrow Deposits
The carrying amount approximates fair value because of the short maturity of those instruments.

Mortgage Notes Payable
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage notes payable are as follows:
       		      February 28, 1999                   February 28, 1998
 			     Carrying      		        Carrying
			     Amount*        Fair Value        Amount*        Fair Value
Mortgage Notes Payable for
  which it is:

Practicable to estimate
fair value      $24,324,901      $24,200,490      $26,476,390      $26,427,849
Not Practicable (a)      $20,388,265      $    0      $28,988,187   $      0

Purchase Money Notes
Payable for which it is
Not Practicable (b)      $39,902,759      $    0  $46,352,956      $       0

(a) The mortgage notes payable are insured by HUD primarily in accordance with Section 236 of the National Housing Act. New loans are no longer being insured in accordance with Section 236 and presently existing loans are sub-ject to restrictions regarding prepayment. Management believes the estima-tion of fair value to be impracticable.

(b) For the reasons discussed in Note 11(b), it is not practicable to esti-mate the fair value of these notes.

*The carrying amount of other assets and liabilities, except for related party liabilities, reported on the statement of financial position that re-quire such disclosure approximate fair value. Regarding the fair value of the related party liabilities, it has been determined that fair value is not practicable to determine due to the unique nature, repayment terms and re-lated conditions pertaining to these instruments.

NOTE 4 - Property and Equipment and Property and Equipment-Held for Sale

The components of property and equipment and their estimated useful lives are as follows:
         		                         February 28                  Estimated
        				      1999                   1998         Useful Lives
Land    				     $    6,257,117    $   7,509,212
Building and improvements   		   91,269,013      119,051,633      15-40 years
Furniture and fixtures      		   6,620,647         7,386,093       3-10 years
  				 		   104,146,777      133,946,938
Less:  Accumulated depreciation        55,795,706        67,405,570

					      $ 48,351,071      $  66,541,368

Depreciation expense for the 1998, 1997 and 1996 Fiscal Years amounted to $4,145,148, $5,684,363 and $6,475,294, respectively.

The components of property and equipment-held for sale are as follows:
        				              February 28,
  				            1999                   1998
Land     					 $  1,152,095      $     821,064
Building and improvement 		   21,729,610         14,580,663
Furniture and fixtures    		      539,342            436,719
    						   23,421,047         15,838,446
Less:  Accumulated depreciation    	   12,148,758          7,466,033

   						   $11,272,289      $  8,372,413

During the year ended December 31, 1998, Caddo Parish-Villas South, Ltd. had a loss on impairment of assets of $3,191,072. As of December 31, 1998, the building has been written down to zero.

During the year ended December 31, 1997, Cudahy Gardens Limited Partnership ("Cudahy") had a loss on impairment of assets of $435,000. On April 27, 1998, the property and related assets and liabilities of Cudahy were sold to a third party for approximately $232,000 (See Note 10).

During the year ended December 31, 1996, the physical condition of the prop-erty owned by Oklahoma City-Town and Country Village Apartments Ltd. ("Town and Country") deteriorated significantly. Repairs were restricted to making units ready for new tenants. Three apartments damaged by fire in 1995 and 1996 were not repaired. Vacancies increased significantly. The project is in default on its mortgage and is in a cash overdraft position. The condi-tions described are not expected to reverse in the near future. Future cash flows are estimated to be significantly less than the carrying value of the property. As a result, impairment of property and equipment is recognized in the financial statements in accordance with SFAS No. 121. The cost of prop-erty and equipment has been written down to $100,000. This amount was deter-mined by projecting future cash flows on the assumption that the current level of vacancies will not decrease in the remaining estimated useful life of the property. A loss on impairment of assets of $4,376,899 has been rec-ognized as the difference between the carrying value before impairment at De-cember 31, 1996 and the present value of estimated cash flows. On April 21, 1998, the Partnership's limited partnership interest and related purchase money note and interest thereon in Town and Country was assigned to the local general partner resulting in a gain of approximately $11,970,000 (see Note
10).

On December 5, 1996, Department of Housing and Urban Development ("HUD") ren-dered formal notification to Los Caballeros Apartments ("Los Caballeros") that it has been declared in default of its contractual obligations with HUD as a result of the physical deficiencies cited. On February 13, 1997, Repub-lic National Bank formally notified Los Caballeros that it has been declared in default under their mortgage as a consequence of the property's default under the regulatory agreement. Additionally, Los Caballeros is in default under the three Housing Assistance Payments contracts. A loss on impairment of fixed assets has been recognized in Los Caballeros' 1996 financial state-ments in the amount of $789,102. On April 25, 1997, the Partnership's Local Partnership Interest in Los Caballeros was sold to the general partners of Los Caballeros for $100,000 (see Note 10).

NOTE 5 - Mortgage Escrow Deposits

Mortgage escrow deposits consist of the following:
                  				    February 28,
        				 	     1999                   1998
Reserve for replacements 		     $3,723,192      $4,255,686
Real estate taxes, insurance and other      2,131,517      2,508,864
Preservation Acts       			    19,798           19,798

  						    $5,874,507      $6,784,348

NOTE 6 - Mortgage Notes Payable

The mortgage notes are payable in aggregate monthly installments of approxi-mately $405,000, including principal and interest at rates ranging from 6% to 9% per annum, through May 2022. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective sub-sidiary partnership, the assignment of certain subsidiary partnership's rents and leases and is without further recourse.

Certain mortgage notes with balances aggregating $24,932,774 and $28,824,405 at December 31, 1998 and 1997, respectively, which bear interest at rates ranging from 7% to 8.5% per annum, were eligible for interest rate subsidies under the terms of regulatory agreements with HUD. Accordingly, the subsidi-ary partnerships paid only that portion of the monthly payments that would be required if the interest rate was in the range of 1% to 1.75% per annum; the balance was subsidized under Section 236 of the National Housing Act.

Annual principal payment requirements for each of the next five fiscal years are as follows:

Year Ending December 31          Amount
1999  			        $ 4,368,002
2000    				    1,940,707
2001   				    2,078,057
2002   				    2,225,641
2003  				    2,384,235
Thereafter  			   31,716,524
   					  $44,713,166

The above principal payment requirements have been adjusted for principal ac-celeration which may result from the event of default of one subsidiary part-nership.

The mortgage agreements require monthly deposits to reserves for replacements aggregating approximately $97,000 and monthly deposits to escrow accounts for real estate taxes, insurance and other (Note 5).

NOTE 7 - Purchase Money Notes Payable

Nonrecourse Purchase Money Notes were issued to the selling partners of the Subsidiary Partnerships as part of the purchase price, and are secured only by the Partnership's interest in the Subsidiary Partnership to which the note relates.

The Purchase Money Notes, which provide for simple interest, will not be in default, if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding Subsidiary Partnership (generated by the op-erations, as defined) is applied first to accrued interest and then to current interest thereon. (As of February 28, 1999, the maturity dates of the Pur-chase Money Notes associated with the remaining properties owned by the Sub-sidiary Partnerships were extended for three to five years (see below). Any interest not paid currently accrues, without further interest thereon, through the extended due date of the note. Continued accrual of such interest without payment would impact the effective rate of the notes, specifically by reducing the current effective interest rate of 9%. The exact effect is not determin-able inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the notes. Unpaid interest of $49,651,170 and $54,826,676 at February 28, 1999 and 1998, respectively, has been accrued and is included in the caption due to selling partners. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds from the sale or refinancing of the Apartment Complex, or in some cases the Local Partnership Interest to which the Purchase Money Note relates.

The Partnership was permitted to extend the term of the Purchase Money Notes for up to five additional years. In connection with such extensions, the Partnership incurred an extension fee of 1/2% per annum of the outstanding principal balance of the Notes. The Partnership sent an extension notice to each Purchase Money Note holder that pursuant to the note it was extending the maturity. However in certain cases, the Partnership did not pay the extension fee at that time, deferring such payment to the future. Extension fees in the amount of $408,212 were incurred by the Partnership through February 28, 1999. Such notes are now extended with maturity dates ranging from July 2001 to De-cember 2004. Extension fees of $388,295 were accrued and added to the Pur-chase Money Notes balance.

The Partnership expects that upon final maturity it will be required to refi-nance or sell its investments in the Local Partnerships in order to pay the Purchase Money Notes and accrued interest thereon. Based on the historical operating results of the Local Partnerships and the current economic condi-tions including changes in tax laws, it is unlikely that the proceeds from such sales will be sufficient to meet the outstanding balances. Management is working with the Note holders to restructure and/or refinance the notes. No assurance can be given that management's efforts will be successful. The Pur-chase Money Notes are without personal recourse to either the Partnership or any of its partners and the sellers' recourse, in the event of non-payment, would be to foreclose on the Partnership's interests in the respective Local Partnerships.

Cash flow distributions aggregating $156,292, $311,625 and $504,167 were made to the Partnership in the 1998, 1997 and 1996 Fiscal Years which does not in-clude $5,397 and $43,287 escrow monies held for the Preservation Acts program in the 1997 and 1996 Fiscal Years. Of such distributions, $93,776, $214,171 and $302,500, respectively, was used to pay interest on the Purchase Money Notes. Distribution of proceeds from sales aggregating $1,883,036 and $4,136,943 were made to the Partnership in the 1998 and 1997 Fiscal Years, respectively, of which $496,704 and $2,328,911, respectively, was used to pay principal and interest on the Purchase Money Notes.

NOTE 8 - Related Party Transactions

The costs incurred to related parties for the years ended February 28, 1999,
1998 and 1997 were as follows:
                   			    Year Ended February 28,
   			           1999                    1998             1997
Partnership management
fees (a)    		  $   966,838      $   950,977      $   966,000
Expense reimbursement (b)      111,233      148,493      208,772
Property management fees incurred
to affiliates of the
General Partners (c)   		   157,645      268,192      330,024
Local administrative
fee (d)      			     21,250           26,250           26,250
   		  		       1,256,966      1,393,912      1,531,046

Property management fees incurred
to affiliates of the subsidiary partnerships
general partners (c) 	     1,034,776      1,234,986      1,242,316
Total general and administrative
related parties 		     $2,291,742      $2,628,898      $2,773,362

(a) After all other expenses of the Partnership are paid, an annual partner-ship management fee of up to .5% of invested assets is payable to the Part-nership's general partners and affiliates. Partnership management fees have been charged to operations and are included in administrative and management-related parties expenses. Partnership management fees owed to the General Partners amounting to approximately $1,143,000 and $426,000 were accrued and unpaid as of February 28, 1999 and 1998.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agree-ment. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance.

(c) Property management fees paid by Local Partnerships to affiliates of the Local Partnerships amounted to approximately $1,192,421, $1,503,178 and $1,572,340 for the 1998, 1997 and 1996 Fiscal Years, respectively. Of such fees $157,645, $268,192 and $330,024 was paid to a company which is also an affiliate of the Related General Partner for the 1998, 1997 and 1996 Fiscal Years, respectively.

(d) Cambridge Related Associates, a limited partner of the subsidiary part-nerships, is entitled to receive a local administrative fee of up to $2,500 from each subsidiary partnership.

Cambridge Related Associates has a .01% interest, as a limited partner, in each of the subsidiary partnerships.

Due to local general partners and affiliates at December 31, 1998 and 1997 consists of the following:
          						            December 31,
     				 		        1998                   1997
Operating advances (*)   			   $    44,440      $   221,252
General partner distributions  			    50,000      50,000
Management and other operating advances         (12,788)         231,341

   							   $    81,652      $   502,593

(*) Operating advances include zero and three loans payable to local general partners and affiliates for the years ended December 31, 1998 and 1997, re-spectively, which are unsecured, non-interest bearing and are payable out of available surplus cash, of the respective subsidiary partnership, or at the time of sale or refinancing.

NOTE 9 - Income Taxes

A reconciliation of the financial statement net income (loss) to the income tax income (loss) for the Partnership and its consolidated subsidiaries is as follows:
    			     		               Year Ended December 31
		     		         1998                    1997            1996
Financial statement net
income (loss)  			    $11,955,665      $  9,182,768      $(1,815,515)

Difference between
depreciation expense
recorded for financial
reporting purposes and
the accelerated cost
recovery system utilized for
income tax purposes     		 609,973      (1,596,191)      (1,435,732)

Difference resulting from
accruals for financial
reporting purposes not
deductible for tax
purposes until paid   				   87,708      (18,542)      38,371

Difference resulting
from parent company
having a different
fiscal year for income tax and
financial reporting purposes   		   (198,480)      (935,853)      708,043

Difference between gain
on sale of properties
recorded for financial
reporting purposes and
for income tax purposes   			   (1,896,868)      10,981,175      4,285,757

Loss on impairment of assets  		    3,191,072      435,000      5,166,001

Difference between
extraordinary item-
forgiveness of indebtedness
income recorded
for financial reporting purposes
and for income
tax purposes   					   9,001,362      (1,641,970)      (1,769,101)

Other       					     23,053          265,417         429,491

Net income as shown on
the income tax return
for the calendar year ended  			    $22,773,485      $16,671,804      $5,607,315

NOTE 10 - Sale of Properties

General

The Partnership is currently in the process of winding up its operations and disposing of its investments. It is anticipated that this process will take a number of years. As of February 28, 1999, the Partnership has disposed of fourteen of its forty-four original investments. Six additional investments are listed for sale and the General Partner anticipates that the twenty-four remaining investments will be listed for sale by December 31, 1999. There may be no assurance as to when the Partnership will dispose of its last re-maining investments or the amount of proceeds which may be received. How-ever, based on the historical operating results of the Local Partnerships and the current economic conditions including changes in tax laws, it is unlikely that the proceeds from such sales will be sufficient to return the limited partners original investment.

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

On December 30, 1998, the Partnership contributed its limited partnership in-terest in Bethany Glen Associates, Westwood, Ltd., Parktowne, Ltd., Rolling Meadows Apartments, Ltd., Buena Vista Apartments, Ltd. and Wingate Associates, Ltd. to the Trust. On December 31, 1998, the Partnership contributed its lim-ited partnership interests in Grandview-Blue Ridge Manor Limited, Brecken-ridge-Chaparral Apartments II, Ltd., El Paso-Gateway East, Ltd., Albequerque-Lafayette Square Apartments, Ltd., Corpus Christi-Oso Bay Apartments, Ltd., Westgate Associates Limited, San Diego-Logan Square Gardens Co., Ardmore-Rolling Meadows of Ardmore, Ltd., Fort Worth-Northwoods Apartments, Ltd. and Stephenville-Tarleton Arms Apartments, Ltd. to Trust II. In each case, the interests were contributed subject to each respective Purchase Money Note.
The contribution did not involve any consideration being paid to the Partner-ship, therefore, there should not be any tax effect to the limited partners of the Partnership.

Information Regarding Disposition

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

Rolling Meadows of Chickasha ("Chickasha"), a subsidiary partnership, had pre-viously filed a petition under Chapter 11 of the Bankruptcy Code ("Chapter 11") which had been dismissed. HUD notified Chickasha that it intended to commence foreclosure proceedings. Chickasha was in default and under HUD con-trol as a mortgagee in possession. On August 15, 1996, the Partnership's lim-ited partnership interest in Chickasha was sold to a third party for $75,000, resulting in a gain in the amount of $472,720 and forgiveness of indebtedness income of $1,768,800 as a result of forgiveness of the mortgage note payable to HUD and accrued interest thereon. No proceeds were used to settle the as-sociated Purchase Money Note and accrued interest which had a total outstand-ing balance of $1,723,095. Therefore, the entire forgiveness of indebtedness income realized by the Partnership from this transaction is $3,491,895.

On September 17, 1996, the property and the related assets and liabilities of Oakland-Keller Plaza ("Keller Plaza") were sold to a third party for $8,800,000 resulting in a gain in the amount of $4,937,099. The Partnership used $3,472,792 of the net proceeds to settle the associated Purchase Money Note and accrued interest which had a total outstanding balance of $4,065,887 resulting in forgiveness of indebtedness income of $593,095. In 1997, addi-tional proceeds were received and paid to the Purchase Money Note Holder re-sulting in a decrease in the forgiveness of indebtedness income of $65,567.

On April 25, 1997, the Partnership's Local Partnership Interest in Los Cabal-leros Apartments ("Los Caballeros") was sold to the general partners of Los Caballeros for $100,000, resulting in a gain in the amount of $501,309. No proceeds were used to settle the associated Purchase Money Note and accrued interest thereon which had a total outstanding balance of $3,187,950, result-ing in forgiveness of indebtedness income.

On September 9, 1997, the property and the related assets and liabilities of South Munjoy Associates, Limited ("South Munjoy") were sold to Montfort Hous-ing Limited Partnership, which is an affiliate of Mainland Development Company of Portland, Maine ("Mainland Development") for $3,000,000, resulting in a loss in the amount of $225,247. The Partnership used $1,312,741 of the net proceeds to settle the associated Purchase Money Note and accrued interest thereon which had a total outstanding balance of $3,246,553, resulting in for-giveness of indebtedness income of $1,933,812.

On December 12, 1997, the Partnership's limited partnership interest in Gros-venor South Apartments Limited Partnership and Grosvenor South Apartments #2 Limited Partnership (together, the "Grosvenors") were sold to the general partners of the Grosvenors for $1,114,300, resulting in a loss in the amount of $1,409,038. No proceeds were used to settle the associated Purchase Money Notes and accrued interest which had a total outstanding balance of $5,058,313, resulting in forgiveness of indebtedness income.

On December 12, 1997, the Partnership's limited partnership interest in Clinton Plaza Apartments Limited Partnership and Clinton Plaza Apartments #2 Limited Partnership (together the "Clintons") were sold to the general part-ners of the Clintons for $1,673,400, resulting in a loss in the amount of $2,768,841. No proceeds were used to settle the associated Purchase Money Notes and accrued interest which had a total outstanding balance of $9,689,980, resulting in forgiveness of indebtedness income.

On January 16, 1998, the property and related assets and liabilities of Coun-try Ltd. ("Country") and Northbrook III, Ltd. ("Northbrook") were sold to a third party for a combined purchase price of $5,256,000, resulting in gains of approximately $1,508,000 during the year ended February 1998. The Partnership used approximately $861,000 and $90,000, respectively, of the net proceeds to settle the associated Purchase Money Note and accrued interest thereon which had total outstanding balances of $2,517,000 and $77,000, respectively, re-sulting in forgiveness of indebtedness income of $1,656,000 and $3,000 and re-lated purchase money note and interest thereon, during the year ended February 28, 1998.

On April 21, 1998, the Partnership's limited partnership interest and related purchase money note and interest thereon in Oklahoma City - Town and Country Village Apartments, Ltd. ("Town and Country") was assigned to the local gen-eral partner effective January 15, 1998, resulting in a gain of approximately $11,970,000.

On April 27, 1998, the property and the related assets and liabilities of Riv-erside Gardens Limited Partnership ("Riverside") and Cudahy Gardens Limited Partnership ("Cudahy") were sold to a third party for approximately $1,834,000 and $232,000, respectively, resulting in losses of approximately $432,000 and $148,000 plus the assumption of the related mortgage notes. The Partnership used approximately $451,000 and $56,000, respectively, of the net proceeds to settle the associated Purchase Money Note and accrued interest thereon which had total outstanding balances of approximately $5,402,000 and $2,672,000, re-spectively, resulting in forgiveness of indebtedness income of approximately $4,951,000 and $2,616,000, respectively.

On June 24, 1998, the Pacific Palm Limited Partnership entered into a contract to sell the property and the related assets and liabilities to an unaffiliated third party. A contract termination notice was sent on September 22, 1998 and the Local General Partner is actively pursuing other interested purchasers.

On November 25, 1998, the Parktowne, Ltd., Westwood Apartments Company, Ltd., Eastwyck III, Ltd., New Jersey, Ltd., and Zeigler Boulevard, Ltd. Partnerships entered into purchase and sale agreements to sell the properties and the re-lated assets and liabilities to an unaffiliated third party. During December 1998, the purchaser failed to provide the necessary down payment thereby ter-minating the contract. The Local General Partner is actively pursuing other interested purchasers.

NOTE 11 - Commitments and Contingencies

a)  Events of Default and Going Concern

Caddo Parish-Villas South, Ltd.
Caddo Parish-Villas South, Ltd. ("Villas South") continues to be in default of its original mortgage agreement. Until November 1995, the project oper-ated under a provisional workout agreement with HUD. During November 1995, the mortgage note was sold to a conventional mortgagee. These items raise substantial doubt about Villas South's ability to continue as a going con-cern. The auditors for Villas South modified their report for the 1995 Fis-cal Year due to the uncertainty of the ability of Villas South to continue in existence. Villas South is in the process of trying to renegotiate the terms of the notes with the new mortgage holders, but there can be no assurance that the renegotiation will be successful. Villas South filed for protection under Chapter 11 of the United States Bankruptcy Code on November 12, 1996 and the equivalent of a receiver has been appointed. The Partnership's in-vestment in Villas South was approximately $0 and $222,000 at February 28, 1999 and 1998, respectively, and the minority interest balance was zero at each date. Villas South's net loss after minority interest amounted to ap-proximately $3,136,923, $151,000, and $151,000 for the 1998, 1997 and 1996
Fiscal Years, respectively. Accordingly, for the Fiscal Year ended February 28, 1999 a loss on impairment in the amount of $3,191,072 was recognized. As of February 28, 1999, the building was written down to zero.

Char-Mur Apartments, Ltd.
During the year ended December 31, 1998, Char-Mur Apartments, Ltd. ("Char-Mur ") incurred a net loss of approximately $39,000 and, as of that date, the lo-cal partnership's total current liabilities exceeded its total current assets by approximately $105,000. These factors, among others, raise substantial doubt about the partnership's ability to continue as a going concern. Char-Mur's continuation as a going concern is dependent upon its ability to gener-ate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its mortgage, to obtain additional capital contributions from partners, and ultimately, to attain successful operations. Management is making all efforts possible to increase the occupancy and the rental in-come of the project and to make the necessary improvements to enhance the property, in an attempt to improve Char-Mur's cash flow. The Partnership's investment in Char-Mur was approximately $182,000 and $221,000 at February 28, 1999 and 1998, respectively, and the minority interest balance was zero at each date. Char-Mur's net loss after minority interest amounted to ap-proximately $39,000, $31,000 and $25,000 for the 1998, 1997 and 1996 Fiscal
Years, respectively.

Westwood Apartments Company, Ltd.
Westwood Apartments Company, Ltd. ("Westwood") has experienced a significant decrease in occupancy levels in 1997 and 1998. As a result, the partnership has incurred operating losses and cash deficits. In addition, the partner-ship is three months in arrears on their mortgage payments and eight months in arrears in making deposits to the reserve for replacements. Management of the partnership is presently implementing plans to increase occupancy levels to cure the above-mentioned cash flow problems. Westwood's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its mortgage and ultimately, to attain successful operations. The partnership's investment in Westwood was approximately $99,000 and $297,000 at February 28, 1999 and 1998, and the minority interest balance was zero at each date. Westwood's net loss after minority interest amounted to approximately $197,000, $101,000 and $92,000 for the 1998, 1997 and 1996 Fiscal Years, re-
spectively. The mortgage was assigned to the Department of Housing and Urban Development ("HUD") on February 18, 1999. HUD sent correspondence to the general partner indicating that HUD has policies designed to make it finan-cially undesirable to have a mortgage assigned, and further indicated that it may begin foreclosure and may also take administrative action against the general partner and/or the management agent. The Partnership intends to vig-orously defend its interest in the Local Partnership.

b)  Purchase Money Notes

As part of the purchase price of its investment in the Local Partnerships, the Partnership issued approximately $61,029,000 of Purchase Money Notes. As of the end of the 1998 Fiscal Year, unpaid accrued interest on the Purchase Money Notes amounted to approximately $49,651,000. The principal of and all accrued interest on the Purchase Money Notes is due at maturity. The Part-nership was permitted to extend the term of the Purchase Money Notes for up to five additional years. In connection with such extensions, the Partner-ship incurred an extension fee of 1/2% per annum of the outstanding principal balance of the assets. The Partnership sent an extension notice to each Pur-chase Money Note holder that pursuant to the note, it was extending the ma-turity. However, in certain cases the Partnership did not pay the extension fee at that time, deferring such payment to the future. The holders of the Note could argue that until the fee is paid the Note has not been properly extended.

c)  Legal Proceedings

Rolling Meadows of Chickasha, Ltd.
The Partnership is a plaintiff in the Oklahoma County District Court in Oklahoma against Jerry L. Womack and Womack Property Management, Inc., an Oklahoma corporation. In this action entitled Shearson + Related Housing Properties Limited Partnership and Shearson/Related Housing Associates Limited Partnership v. Jerry L. Womack and Womack Property Management, Inc., the Partnership seeks judgment for damages caused by the individual defendant's resignation as general partner of Rolling Meadows of Chickasha, Ltd. ("Rolling Meadows"), of which the Partnership is a limited partner, and by the corporate defendant's mismanagement of the apartment project owned by Rolling Meadows. The individual defendant has counterclaimed against the plaintiffs, alleging that they breached an agreement to advance funds to Rolling Meadows sufficient to pay operating losses on the property, thereby damaging such defendant in an amount exceeding $10,000. The corporate defendant has counterclaimed against the plaintiffs for unpaid management fees and expenses approximating $6,000. Both counterclaims seek costs and attorneys' fees. The parties have agreed as a first step to have the case heard in a non-binding mediation proceeding. A mediator has been appointed and the mediation commenced in late May 1999.

Discovery is continuing in the action. The plaintiffs are responding vigorously to the counterclaims and intend to continue doing so. While it is impossible to predict with certainty, counsel believes the counterclaims have no substantial merit and that an outcome unfavorable to the Partnership is unlikely.

Westwood Apartments Company, Ltd.
On October 16, 1998, the Partnership commenced this action in the Supreme Court of the State of New York, County of New York, against Edward Osborn, Charles V. Welden, Jr. and Westwood, Ltd. In the complaint, the Partnership asserts that defendants have improperly taken the position that the maturity dates of promissory notes signed by the Partnership in the amounts of $850,000 and $1,225,000, respectively, were not extended by the Partnership as the result of which, according to defendants, the notes are past due and defendants are entitled to sell the Partnership's 99 percent partnership interests in Parktowne, Ltd. and Westwood Apartments Company, Ltd. which collateralize the notes. The complaint seeks declaratory judgments that the two notes have been extended and a preliminary and permanent injunction enjoining defendants from liquidating, selling or otherwise disposing of the collateral pledged to them by the Partnership based on the assertion that the notes are currently in default.

Simultaneously with the commencement of the action, the Partnership sought a preliminary injunction enjoining defendants from liquidating, selling or otherwise disposing of the collateral pledged to them by the Partnership under the notes. Before the motion could be heard, the parties entered into a standstill agreement which resulted in the withdrawal of the motion without prejudice, the latest extension of which provides that (a) defendants will not take any action respecting the collateral prior to June 17, 1999, and (b) in reliance on which the Partnership will not renew its motion for a preliminary injunction prior to May 17, 1999. The Partnership has entered into a settlement agreement with the defendants as a result of which the litigation has been dismissed.

Bethany Glen Associates
The Partnership is a defendant in a lawsuit, Civil Action No. 99-00489; William P. Monahan, et al. v. Cambridge + Related Housing Properties Limited Partnership, et al., in the Superior Court of the State of Arizona, in and for the county of Maricopa.

Bethany Glen Associates, an Arizona limited partnership, seeks judgment on a note executed by the Partnership in the original principal amount of $1,200,000, plus alleged accrued interest and costs. Plaintiff also seeks to foreclose on the limited partnership interest in Bethany Glen held by the Partnership.

The plaintiff noticed a private sale of the alleged security interest in the Partnership. A temporary restraining order was signed prohibiting any such foreclosure sale.

Thereafter, a stipulation is on file in the case which says no foreclosure sale will take place, and plaintiff will not be removed as general partner, until a preliminary injunction hearing takes place. No such hearing has yet been scheduled.

Discovery has not yet begun. Management of the Partnership will vigorously prosecute its claims and defend against plaintiffs. On April 13, 1999, counsel announced to the Court that the parties had reached an agreement in principle to settle. The case was set on the 30 day inactive calendar to permit parties to prepare formal settlement papers. We can express no opin-ion on the likely outcome of the case.

d)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. As of February 28, 1999, uninsured cash and cash equivalents and mortgage escrow deposits approximated $3,462,000.

e)  Housing Assistance Payments Contracts

In September 1997, Congress enacted the Multi-Family Assisted Housing Reform and Affordability Act of 1997 ("MAHRA") which provides for the renewal of
Section 8 Housing Assistance Payments Contracts ("Section 8 Contracts") to be based upon market rentals instead of the above-market rentals which is generally the case under existing Section 8 Contracts. As a result, Section 8 Contracts that are renewed in the future in projects insured by the Federal Housing Administration ("FHA") may not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. MAHRA also provides for the restructuring of these mortgage loans so that the annual debt service on the restructured loan (or loans) can be supported by Section 8 rents established at the market rents. The restructured loans will be held by the current lender or another lender. There can be no assurance that a property owner will be permitted to restructure its mortgage indebtedness pursuant to the new rules implementing MAHRA or that an owner, or the holder of the mortgage, would choose to restructure the mortgage if it were able to participate. MAHRA went into effect on September 11, 1998 when interim regulations implementing the program were published. It should be noted that there are many uncertainties as to the economic and tax impact on a property owner because of the combination of the reduced Section 8 contract rents and the restructuring of the existing FHA-insured mortgage loan under MAHRA.

f)  Year 2000 Compliance

The Partnership utilizes the computer services of an affiliate of the General Partner. The affiliate of the General Partner has upgraded its computer information systems to be year 2000 compliant and beyond. The Year 2000 compliance issue concerns the inability of a computerized system to accurately record dates after 1999. The affiliate of the General Partner recently underwent a conversion of its financial systems applications and upgraded all of its non-compliant in-house software and hardware inventory. The work stations that experienced problems from the testing process were corrected with an upgrade patch. The costs incurred by the Partnership are not being charged to the Partnership. The most likely worst case scenario that the General Partner faces is that computer operations will be suspended for a few days to a week at January 1, 2000. The Partnership contingency plan is to have a complete backup done on December 31, 1999 and both electronic and printed reports generated for all critical data up to and including December 31, 1999.

In regard to third parties, the General Partner is in the process of evaluating the potential adverse impact that could result from the failure of material service providers to be Year 2000 compliant. A detailed survey and assessment was sent to material third parties in the fourth quarter of 1998. The Partnership has received assurances from a majority of its third parties with which it interacts that they have addressed the Year 2000 issues and is evaluating these assurances for their adequacy and accuracy. In cases where the Partnership has not received assurances from third parties, it is initiating further mail and/or phone correspondence. The Partnership relies heavily on third parties and is vulnerable to the failures of third parties to address their year 2000 issues. There can be no assurance given that the third parties will adequately address their issues.

g)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 17% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving Government Assistance, for example the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

NOTE 12 - Subsequent Events

In March 1999, a distribution of approximately $2,000,000 and $20,000 which was accrued at February 28, 1999 was paid to the limited partners and General Partners, respectively, from net proceeds from the sale of underlying properties.

On April 28, 1999, the Pacific Palms, a limited partnership entered into a letter of intent to sell the Pacific Palms Apartments, to an unaffiliated third party purchaser for a price of $4,800,000. No assurances can be given that the transaction will close.

Effective May 3, 1999, Rolling Meadows Apartments, Ltd., entered into an agreement for the purchase and sale of real estate with an unaffiliated third party for a price of $3,150,000. This agreement is conditioned upon several factors; accordingly, no assurances can be given that the sale will actually occur.

Effective May 5, 1999, the Westgate Associates Limited entered into an agreement for the purchase and sale of real estate with an unaffiliated third party for a price of $2,055,000. The agreement for the purchase and sale of real estate is conditioned upon several factors; accordingly, no assurances can be given that the sale will actually occur.

Effective May 5, 1999, The Windgate Associates Limited, entered into an agreement for the purchase and sale of real estate with an unaffiliated third party for a price of $2,560,000. The agreement for the purchase and sale of real estate is conditioned upon several factors; accordingly, no assurances can be given that the sale will actually occur.

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

The director and officers of the Related General Partner are as follows:

Name      Position

Stephen M. Ross      Director

J. Michael Fried      President and Director

Alan P. Hirmes      Vice President

Stuart J. Boesky      Vice President

Frank P. Cerbini      Vice President

Glenn F. Hopps      Treasurer

Teresa Wicelinski      Secretary

Susan J. McGuire      Assistant Secretary

STEPHEN M. ROSS, 59, President, Director and shareholder of The Related Realty Group, Inc., the general partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments.

J. MICHAEL FRIED, 55, the sole shareholder of one of the general partners of Related Capital Company ("Capital"), a real estate finance and acquisition affiliate of Related. In that capacity, he is responsible for all of Capital's syndication, finance, acquisition and investor reporting activities. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Capital in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a Master of Science degree in Psychology; and from Michigan State University with a Bachelor of Arts degree in History.

ALAN P. HIRMES, 44, has been a Certified Public Accountant in New York since 1978. Prior to joining Related in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

STUART J. BOESKY, 42, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984, Mr. Boesky practiced law with the Boston law firm of Kaye Fialkow Richard & Rothstein, and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law.

FRANK P. CERBINI, 42, rejoined Related in 1992 where his primary responsibility has been disposition of real estate. From 1990 to 1992 he was Marketing Director at Carlton Property Auctions; during 1992 he was Vice President of USAuction, Inc. From 1987 to 1990 he was Vice President at Marigold Real Estate, a real estate development company located in Greenwich, CT. From 1980 to 1986 he was in acquisition officer at Related Capital Company. He received a Bachelor of Science in Economics from Manhattan College in 1979.

GLENN F. HOPPS, 36, joined Related in December 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 33, joined Related in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski, graduated from Pace University with a Bachelor of Arts Degree in Accounting.

SUSAN J. McGUIRE, 52, graduated from William Cullen Bryant High School in Woodside, New York, and attended Queensboro Community College. Since January 1977, she has served as Assistant to the President and Office Manager at Capital. From May 1973 to January 1977, she was employed as an administrative assistant with Condren, Walker & Co., Inc., an investment banking firm in New York City.

The directors and executive officers of the Assisted General Partner are as follows:

Name      Position

J. Michael Fried      President and Director

Alan P. Hirmes      Vice President

Stuart J. Boesky      Vice President

Marc D. Schnitzer      Vice President

Denise L. Kiley      Vice President

Glenn F. Hopps      Treasurer

Teresa Wicelinski      Secretary

MARC D. SCHNITZER, 38, joined Related in January 1988 after receiving his Master of Business Administration degree from The Wharton School of The University of Pennsylvania in December 1987. From 1983 to 1986, Mr. Schnitzer was a Financial Analyst with The First Boston Corporation in New York, an international investment banking firm. Mr. Schnitzer received a Bachelor of Science degree, summa cum laude, in Business Administration, from the School of Management at Boston University in May 1983.

DENISE L. KILEY, 39, is responsible for overseeing the due diligence and asset management of all multifamily residential properties invested in RCC sponsored corporate, public and private equity and debt funds. Prior to joining Related in 1990, Ms. Kiley had experience acquiring, financing and asset managing multifamily residential properties. From 1981 through 1985 she was an auditor with Price Waterhouse. Ms. Kiley holds a Bachelor of Sci-ence in Accounting from Boston College.

Biographical information with respect to Messrs. Fried, Hirmes, Boesky, Hopps and Ms. Wicelinski is set forth above.

Item 11.  Executive Compensation.

The Partnership has no officers or directors. The Partnership does not pay or accrue any fees, salaries or other forms of compensation to directors or officers of the General Partners for their services. However, under the terms of the Partnership Agreement, the General Partners and their affiliates are entitled to receive compensation from the Partnership in consideration of certain services rendered to the Partnership by such parties. In addition, the General Partners collectively hold a 1% interest in all profits, losses and distributions attributable to operations and a subordinated 15% interest in such items attributable to sales and refinancings. See Note 8 to the Financial Statements in Item 8 above, which information is incorporated herein by reference thereto. Certain directors and officers of the General Partners receive compensation from the General Partner and their affiliates for services performed for various affiliated entities which may include serv-ices performed for the Partnership.

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

At February 28, 1999, security ownership by the General Partners and their affiliates was as follows:
  			    Name and Address of             Amount of    	  Percentage
Title of Class   	    Beneficial Ownership      Beneficial Ownership       of Class
General Partnership  Government Assisted
Interest in the      Properties, Inc.    		  $   1   			   25%
Partnership     	   625 Madison Avenue
 			   New York, NY  10022

    			  Related Housing Programs
    			  Corporation    				1  			    25%
    			  625 Madison Avenue
    			  New York, NY  10022

  			  Cambridge/Related Housing
 			  Associates Limited Partnership   998   			    50%
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

Affiliates of the Related General Partner earned approximately $158,000 in management fees during the 1998 Fiscal Year for providing property management services to eight of the Local Partnerships.

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
											Sequential
										      Page
(a) 1.	Financial Statements

	Independent Auditors' Report	27

	Consolidated Balance Sheets at February 28, 1999 and 1998	145

	Consolidated Statements of Operations for the Years Ended
	February 28, 1999, 1998 and 1997					146

	Consolidated Statements of Partners' Deficit for the Years
	Ended February 28, 1999, 1998 and 1997				147

	Consolidated Statements of Cash Flows for the Years Ended
	February 28, 1999, 1998 and 1997					148

	Notes to Consolidated Financial Statements			151

(a) 2. Financial Statement Schedules

	Independent Auditors' Report						176

	Schedule I - Condensed Financial Information of Registrant	177

	Schedule III - Real Estate and Accumulated Depreciation	180

	All other schedules have been omitted because the required information is included in the financial statements and notes thereto or they are not applicable or not required.

(a) 3.	Exhibits

(3)	The Partnership's Amended and Restated Agreement and
Certificate of Limited Partnership, as filed with the Secretary
of State of the 	Commonwealth of Massachusetts, incorporated by reference to
Exhibit (3) to the Partnership's Annual Report on Form 10-K for
the fiscal year ended February 29, 1984 (Commission File #0-
12634).

(21)	The Local Partnerships set forth in Item 2 may be considered subsidiaries of the Registrant

(27)	Financial Data Schedule (filed herewith)				183

(b)	Reports on Form 8-K

	None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CAMBRIDGE + RELATED HOUSING PROPERTIES
LIMITED PARTNERSHIP



	By:	GOVERNMENT ASSISTED PROPERTIES, INC.,
		a general partner

Date:  May 24, 1999

		By:	/s/ J. Michael Fried
			J. Michael Fried
			President and Director


	and


	By:	RELATED HOUSING PROGRAMS CORPORATION,
		a general partner

Date:  May 24, 1999

		By:	/s/ J. Michael Fried
			J. Michael Fried
			President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature           	Title                      			Date



				President  and Chief Executive
				Officer (principal executive officer)
/s/ J. Michael Fried	and Director of Related  Housing
J. Michael Fried		Programs Corporation and
				Government Assisted Properties, Inc.	May 24, 1999



				Vice President (principal financial
/s/ Alan P. Hirmes	officer) of Related Housing
Alan P. Hirmes		Programs Corporation and
				Government Assisted Properties, Inc.	May 24 , 1999



				Treasurer (principal accounting
/s/ Glenn F. Hopps	officer) of Related Housing
Glenn F. Hopps		Programs Corporation and
				Government Assisted Properties, Inc.	May 24, 1999




/s/ Stephen M. Ross	Director of Related Housing
Stephen M. Ross		Programs Corporation				May 24, 1999

INDEPENDENT AUDITORS' REPORT


To the Partners of
Cambridge + Related Housing Properties Limited Partnership and Subsidiaries

In connection with our audits of the consolidated financial statements of Cambridge + Related Housing Properties Limited Partnership and Subsidiaries included in this Form 10-K as presented in our opinion dated on pages 27 and 28, and based on the reports of other auditors, we have also audited supporting Schedules I and III for the 1998, 1997 and 1996 Fiscal Years. In our opinion, and based on the reports of other auditors (certain of which were modified due to the uncertainty of these subsidiary partnerships' abilities to continue in existence), these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 11(a), three of the subsidiary partnerships are in default of their mortgage agreements. This raises substantial doubt about these subsidiary partnerships' abilities to continue as going concerns. The auditors of two (1998 and 1997 Fiscal Years), and one (1996 Fiscal Year) of these subsidiary partnerships have modified their reports, due to the un-certainty of the ability of the subsidiary partnerships to continue in existence. Management's plans regarding these matters are also discussed in
Note 11(a). The financial statements for one (1998, 1997 and 1996 Fiscal Years) of these subsidiary partnerships were not audited. Such subsidiary partnerships' losses constituted $3,373,204, $283,416 and $267,997 of the Partnership's net loss during the 1998, 1997 and 1996 Fiscal Years and assets constituted 5% and 8% of the Partnership's total assets at February 28, 1999 and 1998, respectively. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 7, the principal of and all accrued interest on the purchase money notes became due during 1998 to 1999. The Partnership exercised its option to extend the maturity of such notes for three to five years, the Partnership expects that upon final maturity it will be required to refinance or sell its investments in the subsidiary partnerships in order to pay the purchase money notes and related interest obligations. It is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances of the purchase money notes and accrued interest thereon. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI, LLP

New York, New York
May 3, 1999

CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Summarized condensed financial information of registrant (not including consolidated subsidiary partnerships)

CONDENSED BALANCE SHEETS

ASSETS
      			                February 28,
          				    1999                   1998*
Cash and cash equivalents      $  2,301,527      $  4,164,863
Certificates of deposit  		    0      205,509
Investment in and advances to
subsidiary partnerships   	   26,470,033      29,509,485
Other assets      		       494,111           121,477

Total assets 			     $ 29,265,671      $34,001,334

LIABILITIES AND PARTNERS' DEFICIT

Purchase money notes payable      $39,902,759      $46,352,956
Due to general partner and
affiliates  			    1,085,998      1,022,840
Due to selling partners   	   49,667,170      54,842,675
Other liabilities    			  28,533      17,665
Distribution payable  	        2,020,374          2,030,972
Total liabilities  		    92,704,834      104,267,108

Partners' deficit  		    (63,439,163)      (70,265,774)

Total liabilities and
partners' deficit   		   $ 29,265,671      $ 34,001,334


Investments in subsidiary partnerships are recorded in accordance with the equity method of accounting, wherein the investments are not reduced below zero. Accordingly, partners' deficit on the consolidated balance sheet will differ from partners' deficit shown above.

*Reclassified for comparative purposes

CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT



CONDENSED STATEMENTS OF OPERATIONS
     		      	                     Year Ended
    				  February 28,      February 28, *      February 28,
     			         1999             1998    		     1997
Revenues

Other  		    $     111,462      $      86,033      $    66,982

                             111,462            86,033          66,982

Expenses

Administrative and management      311,992      203,140      195,043
Administrative and management-
related parties    		  1,078,071      1,099,470      1,174,772
Financial, principally
interest   				   3,569,130      4,814,077      5,286,095

                		        4,959,193      6,116,687      6,655,910
                  	      (4,847,731)     (6,030,654)    (6,588,928)

Gain (loss) on sale of investments in subsidiary
partnerships   			   11,970,286      (3,676,571)      0
Forgiveness of indebtedness
income    				  7,567,720      21,447,564      3,207,855
Equity in gain (loss)
income of subsidiary
partnerships (a)  		    (5,843,290)      (1,543,682)      4,371,713

Net income (loss)  		    $8,846,985      $10,196,657      $   990,640

(a) Includes suspended prior year losses in excess of investment in accordance with equity method of accounting amounting to ($4,742,328), ($377,597) and ($2,097,399) for 1999, 1998 and 1997.

*Restated for comparative purposes to reflect investments in certain subsidiary partnerships at zero.

CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS
                			                Year Ended
 				     February 28,      February 28,      February 28,
     			   	      1999             1998              1997
Cash flows from operating activities:
Net income  		    $  8,846,985      $10,196,657      $   990,640
Adjustments to reconcile net income to
net cash used in operating activities:
(Gain) loss on sale of investments in subsidiary
partnerships  		    (11,970,286)      3,676,571      0
Forgiveness of indebtedness
income 			     (7,567,720)      (21,447,564)     (3,207,855)
(Increase) decrease in assets:
Decrease (increase) in
certificates of deposit      159,348      (3,523)      53,014
Equity in (income) loss
of subsidiary
partnerships  		    5,843,290      1,543,682      (4,371,713)
Decrease (increase) in
other assets   			   15,661      54,061      (82,321)
Increase (decrease) in liabilities:
Due to general partners and
affiliates    			  63,158      (477,149)      (1,254,385)
Due to selling partners      3,569,130      4,814,077      5,286,095
Other liabilities          	    10,868             64    	(65)
Total adjustments   	     (9,876,551)      (11,839,781)      (3,577,230)
Net cash used in operating
activities  		      (1,029,566)       (1,643,124)      (2,586,590)

Cash flows from investing activities:
Proceeds from sale of investments in subsidiary
partnerships  				    0      2,887,700      0
Investment in and advances to
subsidiary   			   (242,213)      (23,486)      0
Distributions from
subsidiaries   		     2,039,907        4,477,450      9,750,025
Net cash provided by investing
activities    		    1,797,694        7,341,664      9,750,025

Cash flows from financing activities:
Principal payments of purchase
money notes  			    0      (2,001,151)      (3,300,000)
Payments to selling
partners   			   (600,492)      (541,831)      (1,795,794)
Distributions to
partners  			      (2,030,972)        (1,111,554)            0
Net cash used in financing
activities    		    (2,631,464)        (3,654,536)      (5,095,794)

Net (decrease) increase in cash and
cash equivalents    		  (1,863,336)      2,044,004      2,067,641
Cash and cash equivalents,
beginning of year  		      4,164,863        2,120,859           53,218

Cash and cash equivalents,
end of year      			$ 2,301,527      $  4,164,863      $2,120,859


CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
Partnership Property Pledged as Collateral
FEBRUARY 28, 1999
     			     								      Cost Capitalized
 			   			     Initial Cost to Partnership    Subsequent to
Subsidiary Partnership's     			   		  Buildings and   Acquisition:
Residential Property    Encumbrances        Land        Improvements    Improvements

(9)    Bay Village
	Company    $4,228,775    $    333,604    $   6,053,390    $    539,752
(12)    Bethany Glen
	Associates    2,357,512    341,004    3,025,540    483,055
(11)    Grandview-Blue Ridge Manor,
	Limited    1,412,227    128,604    2,011,867    25,279
(4)    Buena Vista Manor Apts.
	Ltd.    3,085,249    258,604    4,355,907    684,458
(7)    Canton Commons
	Apartments    9,065,658    683,605    11,875,258    210,342
(18)    Cedar Hill Apartments,
	Ltd.    975,895    67,419    1,337,361    53,218
(10)    Breckenridge-Chaparral Apartments II,
	Ltd.    1,429,200    123,604    2,010,522    163,915
(18)    Char-mur
	Apartments    801,418    55,048    1,080,372    41,634
(7)    Clinton Plaza Apartments
	L. P.    0    238,604    4,443,787    (4,682,391)
(7)    Clinton Plaza Apartments #2
	L. P.    0    288,604    5,293,492    (5,582,096)
(18)    Crossett Apartments,
	Ltd.    906,998    61,840    1,176,962    79,375
(8)    Cudahy Gardens,
	Ltd.    0    168,604    3,092,733    (3,261,337)
(10)    El Paso-Gateway East,
	Ltd.    1,766,017    158,604    2,422,623    350,062
(7)    Golf Manor Apartments,
	Ltd.    1,908,221    183,605    3,060,084    124,235
(7)    Grosvenor South Apartments
	L. P.    0    233,604    4,341,549    (4,575,153)
(7)    Grosvenor South Apartments #2
	L. P.    0    81,104    1,460,463    (1,541,567)
(3)    Oakland-Keller
	Plaza    0    358,605    5,742,056    (6,100,661)
(16)    Lafayette Square Apartment's
	Ltd.    3,175,794    348,604    4,116,308    371,739
(8)    San Diego-Logan Square Gardens
	Co.    3,919,621    308,604    5,005,103    558,555
(6)    Los Caballeros
	Apartments    0    223,604    4,124,963    (4,348,567)
(3)    South Munjoy Associates
	Ltd.    0    208,604    3,456,920    (3,665,524)
(13)    Country,
	Ltd.    0    210,827    3,807,680    (4,018,507)
(13)    Northbrook III,
	Ltd.    0    131,383    2,305,900    (2,437,283)
(10)    Forth Worth-Northwood Apartments,
	Ltd.    1,561,670    118,604    2,226,552    283,561
(10)    Corpus Christi-Oso Bay Apartments,
	Ltd.    1,847,419    158,604    2,501,173    214,820
(8)    Pacific Palms,
	Ltd.    3,679,376    233,604    4,819,956    620,616
(14)    Zeigler Blvd.,
	Ltd.    2,842,183    218,605    3,945,003    121,652
(14)    Parktowne,
	Ltd.    2,471,242    176,605    3,273,501    158,726
(8)    Riverside Gardens,
	Ltd.    0    308,604    5,357,903    (5,666,507)
(5)    Rolling Meadows Apts.,
	Ltd.    3,312,729    258,604    4,418,421    592,206
(5)    Ardmore-Rolling Meadows of Ardmore,
	Ltd.    1,658,634    138,604    2,320,412    263,839
(5)    Rolling Meadows of Chickasha,
	Limited    0    128,604    2,298,164    (2,426,768)
(15)    Roper Mountain
	Apartments    0    258,605    4,925,617    (5,184,222)
(7)    Rosewood Manor
	Apartments    3,980,740    508,604    5,328,672    432,952
(14)    New Jersey,
	Ltd.    2,376,627    178,605    3,214,241    112,737
(10)    Stephenville-Tarleton
	Arms    2,137,043    238,604    2,832,970    167,489
(5)    Oklahoma City-Town & Country
	Village    0    408,604    7,307,195    (7,715,799)
(17)    Caddo Parish-Villas South,
	Ltd.    5,207,933    298,604    6,019,236    (3,007,824)
(14)    Eastwyck III,
	Ltd.    1,206,021    108,605    1,790,877    8,226
(7)    Warren Manor Apts., Ltd.-Property A
	and B    6,869,029    758,604    10,506,325    338,416
(7)    Warren Woods Apartments,
	Ltd.    3,058,923    308,605    4,697,009    98,940
(1)    Westgate Associates
	Ltd.    1,943,195    183,604    2,824,512    260,074
(14)    Westwood Apartments Company,
	Limited    3,284,619    233,605    4,168,757    37,126
(2)    Wingate Associates
	Ltd.       2,145,957        198,604       2,968,529        419,183

    		    $  84,615,925    $10,619,983    $173,345,865    $(56,398,024)

    				   Gross Amount at which Carried At Close of Period
Subsidiary Partnership's    		  Buildings and
Residential Property        Land      Improvements        Total

(9)    Bay Village
	Company        $    334,015    $   6,592,731    $   6,926,746
(12)    Bethany Glen
	Associates        341,415    3,508,184    3,849,599
(11)    Grandview-Blue Ridge Manor,
	Limited        129,015    2,036,735    2,165,750
(4)    Buena Vista Manor Apts.
	Ltd.        294,581    5,004,388    5,298,969
(7)    Canton Commons
	Apartments        684,016    12,085,189    12,769,205
(18)    Cedar Hill Apartments,
	Ltd.        69,380    1,388,618    1,457,998
(10)    Breckenridge-Chaparral Apartments II,
	Ltd.        124,015    2,174,026    2,298,041
(18)    Char-mur
	Apartments        57,009    1,120,045    1,177,054
(7)    Clinton Plaza Apartments
	L. P.        0    0    0
(7)    Clinton Plaza Apartments #2
	L. P.        0    0    0
(18)    Crossett Apartments,
	Ltd.        63,801    1,254,376    1,318,177
(8)    Cudahy Gardens,
	Ltd.        0    0    0
(10)    El Paso-Gateway East,
	Ltd.        164,656    2,766,633    2,931,289
(7)    Golf Manor Apartments,
	Ltd.        184,016    3,183,908    3,367,924
(7)    Grosvenor South Apartments
	L. P.        0    0    0
(7)    Grosvenor South Apartments #2
	L. P.        0    0    0
(3)    Oakland-Keller
	Plaza        0    0    0
(16)    Lafayette Square Apartment's
	Ltd.        349,015    4,487,636    4,836,651
(8)    San Diego-Logan Square Gardens
	Co.        309,015    5,563,247    5,872,262
(6)    Los Caballeros
	Apartments        0    0    0
(3)    South Munjoy Associates
	Ltd.        0    0    0
(13)    Country,
	Ltd.        0    0    0
(13)    Northbrook III,
	Ltd.        0    0    0
(10)    Forth Worth-Northwood Apartments,
	Ltd.        119,015    2,509,702    2,628,717
(10)    Corpus Christi-Oso Bay Apartments,
	Ltd.        159,015    2,715,582    2,874,597
(8)    Pacific Palms,
	Ltd.        234,015    5,440,161    5,674,176
(14)    Zeigler Blvd.,
	Ltd.        219,016    4,066,244    4,285,260
(14)    Parktowne,
	Ltd.        177,016    3,431,816    3,608,832
(8)    Riverside Gardens,
	Ltd.        0    0    0
(5)    Rolling Meadows Apts.,
	Ltd.        259,015    5,010,216    5,269,231
(5)    Ardmore-Rolling Meadows of Ardmore,
	Ltd.        118,015    2,604,840    2,722,855
(5)    Rolling Meadows of Chickasha,
	Limited        0    0    0
(15)    Roper Mountain
	Apartments        0    0    0
(7)    Rosewood Manor
	Apartments        509,016    5,761,212    6,270,228
(14)    New Jersey,
	Ltd.        179,016    3,326,567    3,505,583
(10)    Stephenville-Tarleton
	Arms        239,015    3,000,048    3,239,063
(5)    Oklahoma City-Town & Country
	Village        0    0    0
(17)    Caddo Parish-Villas South,
	Ltd.        299,015    3,011,001    3,310,016
(14)    Eastwyck III,
	Ltd.        109,016    1,798,692    1,907,708
(7)    Warren Manor Apts., Ltd.-Property A
	and B        759,015    10,844,330    11,603,345
(7)    Warren Woods Apartments,
	Ltd.        309,016    4,795,538    5,104,554
(1)    Westgate Associates
	Ltd.        184,015    3,084,175    3,268,190
(14)    Westwood Apartments Company,
	Limited        234,016    4,205,472    4,439,488
(2)    Wingate Associates
	Ltd.           199,016       3,387,300       3,586,316

        	    $7,409,212    $120,158,162    $127,567,824

                									  Life on which
                									  Depreciation in
                 									  Latest Income
Subsidiary Partnership's Accumulated       Year of        Date      Statement is
Residential Property     Depreciation    Construction    Acquired   Computed(c)(d)

(9)    Bay Village
	Company        $  3,349,946    (c)    10/83    15-30
(12)    Bethany Glen
	Associates        2,450,217    (c)    10/83    10-30
(11)    Grandview-Blue Ridge Manor,
	Limited        1,098,105    (c)    9/83    30
(4)    Buena Vista Manor Apts.
	Ltd.        3,635,025    (c)    11/83    20-30
(7)    Canton Commons
	Apartments        7,496,560    (c)    8/83    25
(18)    Cedar Hill Apartments,
	Ltd.        567,352    (c)    12/84    20-35
(10)    Breckenridge-Chaparral Apartments II,
	Ltd.        1,100,464    (c)    9/83    30
(18)    Char-mur
	Apartments        460,074    (c)    12/84    35
(7)    Clinton Plaza Apartments
	L. P.        0    (c)    8/83    30
(7)    Clinton Plaza Apartments #2
	L. P.        0    (c)    8/83    30
(18)    Crossett Apartments,
	Ltd.        598,146    (c)    12/84    30
(8)    Cudahy Gardens,
	Ltd.        0    (c)    9/83    10-30
(10)    El Paso-Gateway East,
	Ltd.        1,419,452    (c)    9/83    25-30
(7)    Golf Manor Apartments,
	Ltd.        1,987,438    (c)    8/83    25
(7)    Grosvenor South Apartments
	L. P.        0    (c)    8/83    30
(7)    Grosvenor South Apartments #2
	L. P.        0    (c)    8/83    30
(3)    Oakland-Keller
	Plaza        0    (c)    9/83    15-30
(16)    Lafayette Square Apartment's
	Ltd.        2,294,614    (c)    9/83    15-30
(8)    San Diego-Logan Square Gardens
	Co.        2,862,346    (c)    9/83    7-30
(6)    Los Caballeros
	Apartments        0    (c)    9/83    30
(3)    South Munjoy Associates
	Ltd.        0    (c)    11/83    30-40
(13)    Country,
	Ltd.        0    (c)    8/83    5-30
(13)    Northbrook III,
	Ltd.        0    (c)    8/83    30
(10)    Forth Worth-Northwood Apartments,
	Ltd.        1,267,152    (c)    9/83    10-30
(10)    Corpus Christi-Oso Bay Apartments,
	Ltd.        1,377,036    (c)    9/83    27.5-30
(8)    Pacific Palms,
	Ltd.        3,727,545    (c)    9/83    9-30
(14)    Zeigler Blvd.,
	Ltd.        1,995,361    (c)    8/83    40
(14)    Parktowne,
	Ltd.        1,727,106    (c)    8/83    15-30
(8)    Riverside Gardens,
	Ltd.        0    (c)    9/83    15-30
(5)    Rolling Meadows Apts.,
	Ltd.        2,993,165    (c)    11/83    27
(5)    Ardmore-Rolling Meadows of Ardmore,
	Ltd.        1,381,070    (c)    9/83    15-30
(5)    Rolling Meadows of Chickasha,
	Limited        0    (c)    11/83    27
(15)    Roper Mountain
	Apartments        0    (c)    8/83    25
(7)    Rosewood Manor
	Apartments        2,836,240    (c)    9/83    30
(14)    New Jersey,
	Ltd.        1,628,258    (c)    8/83    30
(10)    Stephenville-Tarleton
	Arms        1,570,051    (c)    9/83    15-40
(5)    Oklahoma City-Town & Country
	Village        0    (c)    9/83    10-30
(17)    Caddo Parish-Villas South,
	Ltd.        3,011,001    (c)    9/83    15-30
(14)    Eastwyck III,
	Ltd.        904,777    (c)    8/83    30
(7)    Warren Manor Apts., Ltd.-Property A
	and B        6,676,938    (c)    8/83    25
(7)    Warren Woods Apartments,
	Ltd.        2,987,265    (c)    8/83    25
(1)    Westgate Associates
	Ltd.        1,154,635    (c)    11/83    40
(14)    Westwood Apartments Company,
	Limited        2,165,711    (c)    8/83    15-30
(2)    Wingate Associates
	Ltd.          1,221,414    (c)    11/83    30-40

      	      $67,944,464

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

   		                     Cost of Property and Equipment
   		                          Year Ended February 28,
			         1999                 1998                 1997
Balance at beginning
of period  			  $149,785,384    $173,714,196    $192,104,269
Additions during period:
Improvements  			  518,621    1,282,938    1,127,796
Depreciation expense
Reductions during period:
Dispositions  		  (19,545,109)    (24,776,750)    (14,351,868)
Loss on impairment
of assets    		  (3,191,072)         (435,000)       (5,166,001)

Balance at end of
period    $127,567,824    $149,785,384    $173,714,196

  	                               Accumulated Depreciation
 		                           Year Ended February 28,
 			        1999                 1998                1997
Balance at beginning
of period 			 $74,871,603    $80,183,677    $80,440,482
Additions during period:
Improvements
Depreciation expense 		4,145,148    5,684,363    6,475,294
Reductions during period:
Dispositions 		 (11,072,287)    (10,996,437)    (6,732,099)
Loss on impairment
of assets                      0                    0           0

Balance at end of
period   			$67,944,464    $74,871,603    $80,183,677

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
