Form 10-Q
period 1999-05-31
CAMBRIDGE RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
filed 1999-06-28
CIK 718915

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)


  X   	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended May 31, 1999

OR

____	TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number  0-12634


CAMBRIDGE + RELATED HOUSING
PROPERTIES LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)


              Massachusetts             	     13-3161322
(State or other jurisdiction of 	(I.R.S. Employer
incorporation or organization)	Identification No.)


625 Madison Avenue, New York, New York	     10022
(Address of principal executive offices)	(Zip Code)


Registrant's telephone number, including area code (212)421-5333


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securi-ties Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes    X    No  ____

PART I - Financial Information

Item 1.  Financial Statements

CAMBRIDGE + RELATED HOUSING PROPERTIES
LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

                                         May 31,       February 28,
                                         1999                    1999

ASSETS
Property and equipment, net of
      accumulated depreciation of
      $51,241,326 and $55,795,706,
      respectively                     $40,906,631      $48,351,071
Property and equipment-held for
      sale, net of accumulated
      depreciation of $17,600,129
      and $12,148,758                   17,986,634      11,272,289
Cash and cash equivalents                4,590,561      6,906,857
Cash - restricted for tenants'
      security deposits                    766,142      752,732
Mortgage escrow deposits                 6,037,493      5,874,507
Rents receivable                           254,254      336,017
Prepaid expenses and other assets          942,265      1,297,086
Due from general partners of
      subsidiaries and their affiliates    113,676              0
Total assets                           $71,597,656      $74,790,559
LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
Mortgage notes payable               $  44,294,044      $  44,713,166
Purchase money notes payable
      (Note 2)                          39,841,670      39,902,759
Due to selling partners (Note 2)        50,612,833      49,776,218
Accounts payable, accrued expenses
      and other liabilities              1,996,887      2,435,855
Tenants' security deposits payable         766,142      752,732
Due to general partners of
      subsidiaries and their affiliates          0      81,652
Due to general partners and affiliates   1,584,951      1,331,349
Distribution payable                             0          2,020,374
Total liabilities                      139,096,527      141,014,105
Minority interest                           30,709               30,399
Commitments and contingencies (Note 6)
Partners' deficit:
      Limited partners                 (66,405,754)      (65,142,875)
      General partners                  (1,123,826)         (1,111,070)
Total partners' deficit                (67,529,580)       (66,253,945)
Total liabilities and
partners' deficit                    $  71,597,656      $  74,790,559

See Accompanying Notes to Consolidated Financial Statements.

CAMBRIDGE + RELATED HOUSING PROPERTIES
LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

                                       Three Months Ended
                                             May 31,
                                   1999                  1998*

Revenues:
Rentals, net                      $ 5,282,347      $ 5,824,362
Other                                 135,326      196,932
Gain on sale of properties
      (Note 5)                              0      13,548,415
Total revenues                      5,417,673      19,569,709
Expenses
Administrative and management       1,095,863      1,122,970
Administrative and management-
      related parties (Note 3)        559,748      589,882
Operating                             875,110      970,604
Repairs and maintenance             1,300,001      1,316,893
Taxes and insurance                   669,148      708,747
Interest                            1,296,135      1,399,479
Depreciation                          896,991      1,091,934
Loss on impairment of assets
      (Note 4)                              0       3,191,072
Total expenses                      6,692,996      10,391,581
(Loss) income before minority interest
      and extraordinary item       (1,275,323)      9,178,128
Minority interest in income
      of subsidiaries                    (312)                (953)
(Loss) income before extraordinary
      item                         (1,275,635)      9,177,175
Extraordinary item-forgiveness of
      indebtedness income (Note 5)          0       7,585,725

Net (loss) income                 $(1,275,635)      $16,762,900

(Loss) income before extraordinary
      item - limited partners     $(1,262,879)      $ 9,085,403
Extraordinary item -
       limited partners                     0       7,509,868

Net (loss) income -
limited partners                  $(1,262,879)      $16,595,271
Number of limited partnership
      units outstanding                10,038            10,038

(Loss) income before
extraordinary
      item per limited
partnership unit                $     (125.81)      $       905.10
Extraordinary item per limited
      partnership unit                   0.00             748.14

Net (loss) income per limited
      partnership unit          $     (125.81)      $   1,653.24

*Reclassified for comparative purposes.
See Accompanying Notes to Consolidated Financial Statements.

CAMBRIDGE + RELATED HOUSING PROPERTIES
LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statement of Partners' Deficit
(Unaudited)


                                 Limited      General
                      Total      Partners      Partners
Balance-
  March 1, 1999      $(66,253,945)      $(65,142,875)      $(1,111,070)
Net loss-
  three months ended
  May 31, 1999         (1,275,635)        (1,262,879)           (12,756)
Balance-
  May 31, 1999       $(67,529,580)      $(66,405,754)      $(1,123,826)

See Accompanying Notes to Consolidated Financial Statements.

CAMBRIDGE + RELATED HOUSING PROPERTIES
LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Increase (decrease) in Cash and Cash Equivalents
(Unaudited)

                                              Three Months Ended
                                                   May 31,
                                           1999                  1998*

Cash flows from operating activities:
Net (loss) income                           $(1,275,635)      $16,762,900
Adjustments to reconcile net (loss)
      income to net cash
provided by
      operating activities:
Gain on sale of properties (Note 5)                   0      (13,548,415)
Extraordinary item - forgiveness
      of indebtedness income
(Note 5)                                              0      (7,585,725)
Depreciation                                    896,991      1,091,934
Loss on impairment of assets (Note 4)                 0      3,191,072
Minority interest in income
      of Subsidiaries                               312      953
Decrease (increase) in cash-restricted
      for tenants' security deposits            (13,410)      10,330
Decrease in mortgage escrow deposits             85,974      238,795
Increase in rents receivable                     81,763      56,312
Increase in prepaid expenses and
      other assets                              354,821      225,608
Increase in due to selling partners             894,009      901,905
Decrease in accounts payable,
      accrued expenses and other liabilities   (438,968)      (880,795)
Increase (decrease) in tenants'
      security deposits payable                  13,410      (12,594)
Increase in due to general partners of
      subsidiaries and their affiliates         108,396      18,579
Decrease in due to general partners of
      subsidiaries and their affiliates        (303,724)      (372,400)
Increase in due to general
      partners and affiliates                   253,602              59,929
Total adjustments                             1,933,176      (16,604,512)
Net cash provided by operating
      activities                                657,541            158,388
Cash flows from investing activities:
Increase in certificates
      of deposit                                      0      (732)
Proceeds from sale of properties                      0      5,015,411
Acquisitions of property and
      equipment                                (166,896)      (18,363)
Increase in mortgage escrow deposits           (248,960)           (48,837)

Net cash (used in) provided by
      investing activities                     (415,856)       4,947,479

Cash flows from financing activities:
Principal payments of mortgage
      notes payable                            (419,122)      (3,431,406)
Decrease in minority interest                        (2)      (231)
Distributions paid to partners               (2,020,374)      (2,030,972)
Principal payments of purchase
      notes payable                             (61,089)      (488,711)
Payments to selling partners                    (57,394)          (85,784)
Net cash used in financing activities        (2,557,981)      (6,037,104)

Net decrease in cash and
      cash equivalents                       (2,316,296)      (931,237)

Cash and cash equivalents at
      beginning of period                     6,906,857       6,069,843

Cash and cash equivalents at
      end of period                         $ 4,590,561      $ 5,138,606

Supplemental disclosures of
      noncash activities:
Forgiveness of indebtedness
Decrease in purchase money
      notes payable                                   0      $ 3,099,781
Decrease in due to selling
      partners                                        0      4,484,944
Increase in due to general
      partners and affiliates                         0      (7,500)

Summarized below are the
      components of the gain
      on sale of properties:
Decrease in property and
      equipment, net of accumulated
      depreciation                                    0      3,682,856
Decrease in cash-restricted for
      tenants' security deposits                      0      22,464
Decrease in mortgage escrow
      deposits                                        0      46,788
Decrease in rents receivable                          0      4,629
Decrease in prepaid expenses and
      other assets                                    0      8,482
Decrease in purchase
      money notes payable                             0      3,250,000
Decrease in due to
      selling partners                                0      4,164,915
Decrease in mortgage notes
      payable                                         0      (3,119,797)
Decrease in accounts payable,
      accrued expenses and other
      liabilities                                     0      (1,722,311)
Decrease in tenants' security
      deposits payable                                0      (28,500)
Decrease in due to general
      partners of subsidiaries and
      their affiliates                                0      (20,200)
*Reclassified for comparative purposes.
See Accompanying Notes to Consolidated Financial Statements.

CAMBRIDGE + RELATED HOUSING PROPERTIES
LIMITED PARTNERSHIP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
May 31, 1999
(Unaudited)

Note 1 - General


The consolidated financial statements for the three months ended
May 31, 1999, include the accounts of Cambridge + Related
Housing Properties Limited Partnership, a Massachusetts limited Partnership (the "Partnership") and thirty Subsidiary Partnerships ("Subsidiaries", "Subsidiary Partnerships" or "Local Partnerships"), The consolidated financial statements for the three months ended
May 31, 1998, include the accounts of the Partnership and thirty three Subsidiary Partnerships, one of which only has activity through the effective date of sale of the Partnership's interest and two of which only have activity through the effective date of sale of their properties and the related assets and liabilities (see Note
5). The Partnership is a limited partner, with an ownership inter-est of 98.99% in each of the Subsidiary Partnerships. Through the rights of the Partnership and/or one of its general partners (a "General Partner"), which General Partner has a contractual obli-gation to act on behalf of the Partnership, the right to remove the local general partner of the Subsidiary Partnerships and to ap-prove certain major operating and financial decisions, the Partner-ship has a controlling financial interest in the Subsidiary Partner-ships.

For financial reporting purposes, the Partnership's fiscal quarter ends on May 31. All Subsidiaries have fiscal quarters ending March 31. Accounts of Subsidiaries have been adjusted for inter-company transactions from April 1 through May 31. The Partner-ship's fiscal quarter ends on May 31 in order to allow adequate time for the Subsidiaries, financial statements to be prepared and consolidated. The books and records of the Partnership are main-tained on the accrual basis of accounting, in accordance with gen-erally accepted accounting principles ("GAAP").

All intercompany accounts and transactions have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated Subsidi-aries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a Subsidiary have been charged to the Partnership. Such losses aggregated approximately $0 for both the three months ended May 31, 1999 and 1998, respectively. The Partnership's investment in each Subsidiary is equal to the respec-tive Subsidiary's partners' equity less minority interest capital, if any.

These unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended February 28, 1999. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the fi-nancial position of the Partnership as of May 31, 1999 and the results of operations and cash flows for the three months ended May 31, 1999 and 1998. However, the operating results for the three months ended May 31, 1999 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. It is suggested that these consolidated financial statements should be read in conjunction with the financial state-ments and notes thereto included in the Partnership's February 28, 1999 Annual Report on Form 10-K.

Note 2 - Purchase Money Notes Payable

Nonrecourse promissory notes (the "Purchase Money Notes") were issued to the selling partners of the Subsidiary Partnerships as part of the purchase price, and are secured only by the Partner-ship's interest in the Subsidiary Partnership to which the note relates.

The Purchase Money Notes, which provide for simple interest, will not be in default, if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding Subsidiary Partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. (As of May 31, 1999, the maturity dates of the Purchase Money Notes associated with the remaining properties owned by the Subsidiary Partnerships were extended for three to five years (see below).
Any interest not paid currently accrues, without further interest thereon, through the extended due date of the note. Continued accrual of such interest without payment would impact the effec-tive rate of the notes, specifically by reducing the current effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ulti-mate repayment dates of the notes. Unpaid interest of $50,487,785 and $49,651,170 at May 31, 1999 and February 28, 1999, respec-
tively, has been accrued and is included in the caption due to selling partners. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds from the sale or refinanc-ing of the apartment complex, or in some cases the Local Partner-ship Interest to which the Purchase Money Note relates.

The Partnership was permitted to extend the term of the Purchase Money Notes for up to five additional years. In connection with such extensions, the Partnership incurred an extension fee of 1/2% per annum of the outstanding principal balance of the Purchase Money Notes. The Partnership sent an extension notice to each Purchase Money Note holder that pursuant to the note it was extending the maturity. However in certain cases, the Partnership did not pay the extension fee at that time, deferring such payment to the future. Extension fees in the amount of $408,212 were in-curred by the Partnership through May 31, 1999. Such notes are now extended with maturity dates ranging from July 2001 to De-cember 2004. Extension fees of $327,206 were accrued and added to the Purchase Money Notes balance.

The Partnership expects that upon final maturity it will be re-quired to refinance or sell its investments in the Local Partnerships in order to pay the Purchase Money Notes and accrued interest thereon. Based on the historical operating results of the Local Partnerships and the current economic conditions including changes in tax laws, it is unlikely that the proceeds from such sales will be sufficient to meet the outstanding balances. Management is working with the Purchase Money Note holders to restructure and/or refinance the notes. No assurance can be given that man-agement's efforts will be successful. The Purchase Money Notes are without personal recourse to either the Partnership or any of its partners and the sellers' recourse, in the event of non-payment, would be to foreclose on the Partnership's interests in the respec-tive Local Partnerships.

During the three months ended May 31, 1999 and 1998, the Part-nership received cash flow distributions aggregating $95,656 and $142,973, respectively, of which $57,393 and $85,784 was used to pay interest on the Purchase Money Notes. In addition, the Part-nership received proceeds from the sale of its Local Partnership Interest in one Local Partnership and the sale of a property of another Local Partnership aggregating $0 and $1,568,161, respec-tively, of which $0 and $488,712 was used to pay principal on the Purchase Money Notes during the three months ended May 31, 1999 and 1998, respectively.

Note 3 - Related Party Transactions

The costs incurred to related parties for the three months ended
May 31, 1999 and 1998 were as follows:

                                               Three Months Ended
                                                    May 31,
                                           1999                  1998
Partnership management fees (a)            $  241,710      $  241,500
Expense reimbursement (b)                      29,000      24,500
Property management fees incurred to
      affiliates of the General Partners (c)   31,144      60,212
Local administrative fee (d)                    5,000            7,000
Total general and administrative-
      General Partners                        306,854        333,212
Property management fees incurred
      to affiliates of the Subsidiary
      Partnerships' general partners (c)      252,894        256,670
Total general and administrative-
      related parties                      $  559,748      $  589,882

(a) After all other expenses of the Partnership are paid, an annual Partnership management fee of up to .5% of invested assets is payable to the Partnership's General Partners and affiliates. Part-nership management fees owed to the General Partners amount-ing to approximately $1,384,000 and $1,143,000 were accrued and unpaid as of May 31, 1999 and February 28, 1999.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the partnership agreement. Another affiliate of the General Partners performs asset monitoring for the Partner-ship. These services include site visits and evaluations of the Sub-sidiary Partnerships' performance.

(c) Property management fees incurred by Local Partnerships to affiliates of the Local Partnerships amounted to $284,038 and $316,882 for the three months ended May 31, 1999 and 1998, re-spectively. Of such fees $31,144 and $60,212, respectively, were incurred to a company which is also an affiliate of the General Partners.

(d) Cambridge/Related Housing Associates Limited Partnership, the special limited partner of each of the Subsidiary Partnerships, owning .01%, is entitled to receive a local administrative fee of up to $2,500 per year from each Subsidiary Partnership.

Note 4 - Property and Equipment

Caddo Parish-Villas South, Ltd. ("Villas South") filed for protection under Chapter 11 of the United States Bankruptcy Code on No-vember 12, 1996 and the equivalent of a receiver has been ap-pointed. Accordingly, for the three months ended May 31, 1998, an impairment loss in the amount of $3,191,072 had been recog-nized. As of May 31, 1998, the building was written down to zero.

Note 5 - Sale of Properties

On January 16, 1998, the property and related assets and liabilities of Country Ltd. ("Country") and Northbrook III, Ltd. ("North-brook") were sold to a third party for approximately $3,247,000 and $1,998,000, respectively, resulting in gains of approximately $937,000 and $570,000, respectively. The Partnership used ap-proximately $860,000 and $90,000, respectively, of the net pro-ceeds to settle the associated Purchase Money Note and accrued interest thereon which had total outstanding balances of $2,517,000 and $77,000, respectively, resulting in forgiveness of indebtedness income (loss) of $1,656,000 and $(13,000), respec-tively.

On April 21, 1998, the Partnership's limited partnership interest in Oklahoma City - Town and Country Village Apartments, Ltd.
("Town and Country") was assigned to the local general partner effective January 15, 1998, resulting in a gain of approximately $4,634,000. The related Purchase Money Note and interest thereon were canceled resulting in an additional gain of approximately $7,407,000.

On April 27, 1998, the property and the related assets and liabili-ties of Riverside Gardens Limited Partnership ("Riverside") and Cudahy Gardens Limited Partnership ("Cudahy") were sold to a third party for approximately $1,900,000 and $340,000, respec-tively, plus the assumption of the related mortgage notes. The Partnership used approximately $442,000 and $47,000, respec-tively, of the net proceeds to settle the associated Purchase Money Note and accrued interest thereon which had total outstanding balances of approximately $5,402,000 and $2,672,000, respectively, resulting in forgiveness of indebtedness income of approximately $4,961,000 and $2,625,000, respectively.

On April 28, 1999, the Pacific Palms, a limited partnership entered into a letter of intent to sell the Pacific Palms Apartments, to an unaffiliated third party purchaser for a price of $4,800,000. No assurances can be given that the transaction will close. The con-tract was cancelled and is being modified to comply with a re-cently enacted State of California regulation regarding prepay-ment of FHA mortgages such as the one secured by the Pacific
Palm property.

Effective May 3, 1999, Rolling Meadows Apartments, Ltd., entered into an agreement for the purchase and sale of real estate with an unaffiliated third party for a price of $3,150,000. This agreement is conditioned upon several factors; accordingly, no assurances can be given that the sale will actually occur. The contract was can-celled. The Local General Partner is actively pursuing other inter-ested purchasers.

Effective May 5, 1999, the Westgate Associates Limited entered into an agreement for the purchase and sale of real estate with an unaffiliated third party for a price of $2,055,000. The agreement for the purchase and sale of real estate is conditioned upon several factors; accordingly, no assurances can be given that the sale will actually occur.

Effective May 5, 1999, The Wingate Associates Limited, entered into an agreement for the purchase and sale of real estate with an unaffiliated third party for a price of $2,560,000. The agreement for the purchase and sale of real estate is conditioned upon several factors; accordingly, no assurances can be given that the sale will actually occur.

Note 6 - Commitments and Contingencies

There were no material changes, except as set forth in Note 5, and/or additions to disclosures regarding the Subsidiary Partner-ships which were included in the Partnership's Annual Report on Form 10-K for the period ended February 28, 1999.

Note 7 - Subsequent Events

On June 1, 1999, Bethany Glen Associates entered into a purchase agreement to sell the Bethany Glen Apartments, to an unaffiliated third party purchaser for a purchase price of approximately $3,450,000. The closing is expected to take place in late 1999.

On June 18, 1999, the Partnership's limited partnership interest in Warren Manor Apartments Limited Partnership was sold to the general partners for $934,840, resulting in a loss in the amount of approximately $3,516,000. No proceeds were used to settle the associated Purchase Money Notes and accrued interest which had a total outstanding balance of $9,166,965, resulting in forgiveness of indebtedness income. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $9,460,000.

On June 18, 1999, the Partnership's limited partnership interest in Golf Manor Apartments Limited Partnership was sold to the gen-eral partners for $255,473, resulting in a loss in the amount of ap-proximately $560,000. No proceeds were used to settle the associ-ated purchase Money Notes and accrued interest which had a total outstanding balance of $2,221,592, resulting in forgiveness of indebtedness income. For tax purposes, the entire gain to be real-ized by the Partnership is anticipated to be approximately $2,821,000.

On June 18, 1999, the Partnership's limited partnership interest in Warren Woods Apartments, L.P. was sold to the general partners for $376,585 resulting in a loss in the amount of approximately $1,930,000. No proceeds were used to settle the associated Pur-chase Money Notes and accrued interest which had a total out-standing balance of $3,524,331, resulting in forgiveness of indebt-edness income. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $3,300,000.

On June 18, 1999, the Partnership's limited partnership interest in Rosewood Manor Apartments Limited Partnership was sold to the general partners for $405,845, resulting in a loss in the amount of approximately $1,104,000. No proceeds were used to settle the associated Purchase Money Notes and accrued interest which had a total outstanding balance of approximately $3,561,000, resulting in forgiveness of indebtedness income. For tax purposes, the en-tire gain to be realized by the Partnership is anticipated to be ap-proximately $5,074,000.

On June 18, 1999, the Partnership's limited partnership interest in Canton Commons Apartments Limited Partnership was sold to the general partners for $855,360, resulting in a gain in the amount of approximately $944,000. No proceeds were used to settle the associated Purchase Money Notes and accrued interest which had a total outstanding balance of $7,799,834, resulting in forgiveness of indebtedness income. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $13,189,000.

Item 2. Management's Discussion and Analysis of Financial Con-dition and Results of Operations

Liquidity and Capital Resources
The Partnership's primary sources of funds are (i) cash distribu-tions from operations and sales of the Local Partnerships in which the Partnership has invested, (ii) interest earned on funds and (iii) cash in working capital reserves. All of these sources of funds are available to meet the obligations of the Partnership.

During the three months ended May 31, 1999 and 1998, the Part-nership received cash flow distributions aggregating $95,656 and $142,973, respectively, of which $57,393 and $85,784 was used to pay interest on the Purchase Money Notes. In addition, the Part-nership received a distribution of proceeds from the sale of prop-erty of zero and two Local Partnerships aggregating $0 and $1,568,161 for the three months ended May 31, 1999 and 1998 of which $0 and $488,712 was used to pay principal on the Purchase Money Notes during the three months ended May 31, 1999 and 1998, respectively.

During the three months ended May 31, 1999, cash and cash equivalents of the Partnership and its thirty consolidated Local Partnerships decreased approximately ($2,316,000). This decrease was primarily due to principal payments of mortgage notes pay-able ($61,000), principal payments of Purchase Money Notes pay-able ($419,000), an increase in mortgage escrow deposits
($249,000), distributions paid to partners ($2,020,000), payments to selling partners ($57,000) and acquisitions of property and equip-ment ($167,000) which exceeded cash provided by operating ac-tivities ($658,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation ($897,000).

The Partnership had a working capital reserve of approximately $27,000 and $282,000 (which does not include approximately $2,020,000 of net proceeds from sale of properties which was dis-tributed to limited partners and General Partners in March 1999) at May 31, 1999 and February 28, 1999, respectively. The working capital reserve is temporarily invested in money market accounts which can be easily liquidated to meet obligations as they arise. The General Partners believe that the Partnership's reserves, net proceeds from future sales and future cash flow distributions will be adequate for its operating needs assuming the General Partners continue to defer payment of management fees, and plan to con-tinue investing available reserves in short term investments. In March 1999 and 1998, a distribution of approximately $2,000,000 and $2,011,000 and $20,000 and $20,000 was paid to the limited partners and General Partners, respectively, from net proceeds from the sale of properties. None of the total distributions of ap-proximately $2,020,000 and $2,031,000 for the three months ended
May 31, 1999 and 1998, was deemed to be a return of capital in accordance with generally accepted accounting principles.

Partnership management fees owed to the General Partners amounting to approximately $1,384,000 and $1,143,000 were ac-crued and unpaid as of May 31, 1999 and February 28, 1999.
Without the General Partners, continued accrual without payment the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to continue to do so.

The Local Partnerships which receive government assistance are subject to low-income use restrictions which limited the owners' ability to sell or refinance the properties. In order to maintain the existing inventory of affordable housing, Congress passed a series of related acts including the Emergency Low Income Preservation
Act of 1987, the Low-Income Housing Preservation and Resident Homeownership Act of 1990 (together the "Preservation Acts") and the Housing Opportunity Program Extension Act of 1996 (the
"1996 Act"). In exchange for maintaining the aforementioned use restrictions, the Preservation Acts provide financial incentives for owners of government assisted properties. The 1996 Act provides financial assistance by funding the sale of such properties to not-for-profit owners and also restores the owners ability to prepay their HUD mortgage and convert the property to condominiums or market-rate rental housing. Local general partners have filed for incentives under the Preservation Acts or the 1996 Act for the following local partnerships: San Diego - Logan Square Gardens Company, Albuquerque - Lafayette Square Apts. Ltd., Westgate Associates Limited, Riverside Gardens, Limited Partnership, Pa-cific Palms, a Limited Partnership, Canton Commons Associates, Rosewood Manor Associates, Bethany Glen Associates and South
Munjoy Associates, Limited. The South Munjoy Associates, Lim-ited property and the Riverside Gardens Limited Partnership were sold on September 9, 1997 and April 27, 1998, respectively. The Westgate Associates Limited Partnership entered into a purchase and sale contract with an unaffiliated third party purchaser as of May 5, 1999. No assurance can be given that the transaction will be consummated. The local general partners of the other proper-ties are either negotiating purchase and sale contracts or exploring their alternatives under the 1996 Act.

In September 1997, Congress enacted the Multi-Family Assisted
Housing Reform and Affordability Act of 1997 ("MAHRA") which provides for the renewal of Section 8 Housing Assistance Pay-ments Contracts ("Section 8 Contracts") to be based upon market rentals instead of the above-market rentals which is generally the case under existing Section 8 Contracts. As a result, Section 8 Contracts that are renewed in the future in projects insured by the Federal Housing Administration ("FHA") may not provide suffi-cient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages.
MAHRA also provides for the restructuring of these mortgage loans so that the annual debt service on the restructured loan (or loans) can be supported by Section 8 rents established at the mar-ket rents. The restructured loans will be held by the current lender or another lender. There can be no assurance that a property owner will be permitted to restructure its mortgage indebtedness pursuant to the new rules implementing MAHRA or that an owner, or the holder of the mortgage, would choose to restructure the mortgage if it were able to participate. MAHRA went into effect on September 11, 1998 when interim regulations imple-menting the program were published. It should be noted that there are many uncertainties as to the economic and tax impact on a property owner because of the combination of the reduced Sec-tion 8 contract rents and the restructuring of the existing FHA-insured mortgage loan under MAHRA.

On October 21, 1998 President Clinton signed the Fiscal Year 1999 Departments of Veteran Affairs, Housing and Urban Development and Independent Agencies Appropriation Legislation into law.
The bill provides, among other things, that owners of a property that was eligible for prepayment had to give notice of such pre-payment to HUD tenants and to the chief executive of the state or local government for the jurisdiction in which the housing is lo-cated. The notice must be provided not less than 150 days, but not more than 270 days, before such payment. Moreover, the owner may not increase the rent charged to tenants for a period of 60 days following such prepayment. The bill also provides for ten-ant-based vouchers for eligible tenants (generally below 80% of area median income) at the true comparable market rents for un-assisted units in order to protect current residents from substantial increases in rent.

Effective January 1, 1999 the State of California now requires own-ers of a property benefiting from FHA-insured mortgages under
Section 236 or 221(a)(3) to provide a nine month notice of contract termination or prepayment of the FHA-insured loan. In addition, the owner must offer the properties for sale to those entities who agree to maintain the property as affordable housing.

For a discussion of Purchase Money Notes Payable see Note 2 to the financial statements.

For a discussion of the Partnership's sale of properties see Note 5 to the financial statements.

For a discussion of contingencies affecting certain Local Partner-ships, see Note 6 to the financial statements. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing con-tingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way although the Partnership would lose its entire investment in the property and any ability for future appreciation.

Management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversifications of the portfolio may not protect against a general downturn in the national economy.

Results of Operations

The results of operations of the Partnership, as well as the Local Partnerships, remained fairly consistent during the three months ended May 31, 1999 and 1998 excluding Country Ltd., North-brook, III Ltd., Riverside Gardens, a Limited Partnership and
Cudahy Gardens, a Limited Partnership which sold their proper-ties and Oklahoma City-Town and Country Village Apartments,
Ltd. in which the Partnership's interest was sold (collectively the "Sold Assets") and loss on impairment of assets. Contributing to the relatively stable operations at the Local Partnerships is the fact that a large portion of the Local Partnerships are operating under Government Assistance Programs which provide for rental subsi-dies and/or reductions of mortgage interest payments under HUD
Section 8 and Section 236 programs.

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

Rental income decreased approximately 9% for the three months ended May 31, 1999 as compared to 1998. Excluding the Sold
Assets, rental income decreased by approximately 1% for the three months ended May 31, 1999 as compared to 1998.

Other income decreased approximately $62,000 for the three months ended May 31, 1999 as compared to 1998. Excluding the Sold Assets such income decreased approximately $19,000 for the three months ended May 31, 1999, as compared to 1998, primarily due to a decrease in interest income at the Partnership level due to lower cash and cash equivalent balances in 1999.

Total expenses, excluding the Sold Assets, administrative and management and loss on impairment of assets, remained fairly consistent with an increase of approximately 1% for the three months ended May 31, 1999 as compared to 1998.

Administrative and management decreased approximately
$27,000 for the three months ended May 31, 1999 as compared to 1998. Excluding the Sold Assets, such expense increased ap-proximately $104,000 primarily due to an increase in legal fees incurred by the Partnership.

Depreciation expense decreased approximately $195,000 for the three months ended May 31, 1999 as compared to 1998 primarily due to decreases relating to the Sold Assets. Excluding the Sold Assets, Pacific Palms, Ziegler Boulevard, Ltd., New Jersey, Ltd., Eastwyck II Ltd., Westwood Apartments Company, Ltd. and
Parktowne, Ltd. for depreciation only, such expenses remained fairly consistent with an increase of approximately $2,000 for the three months ended May 31, 1999 as compared to 1998. Pacific Palms, Ziegler Boulevard, Ltd., New Jersey, Ltd., Eastwyck II Ltd., Westwood Apartments Company, Ltd. and Parktowne, Ltd. are not depreciated during the quarter because they are classified as assets held for sale.

Year 2000 Compliance
The Partnership utilizes the computer services of an affiliate of the General Partners. The affiliate of the General Partners has up-graded its computer information systems to be year 2000 compli-ant and beyond. The year 2000 compliance issue concerns the inability of a computerized system to accurately record dates after December 31, 1999. The affiliate of the General Partners converted its financial systems applications and upgraded all of their non-compliant in-house software and hardware inventory. The work stations that experienced problems from the testing process were corrected with an upgrade patch. The costs incurred by the affili-ate of the General Partners are not being charged to the Partner-ship. The most likely worst case scenario that the General Partners face is that computer operations will be suspended for a few days to a week commencing on January 1, 2000. The Partnership con-tingency plan is to (i) have a complete backup done on December
31, 1999 and (ii) both electronic and printed reports generated for all critical data up to and including December 31, 1999.

In regard to third parties, the General Partners are in the process of evaluating the potential adverse impact that could result from the failure of material service providers to be year 2000 compliant.
A detailed survey and assessment was sent to material third par-ties in the fourth quarter of 1998. The Partnership has received assurances from a majority of the material service providers with which it interacts that they have addressed the year 2000 issues and is evaluating these assurances for their adequacy and accu-racy. In cases where the Partnership has not received assurances from third parties, it is initiating further mail and/or phone corre-spondence. The Partnership relies heavily on third parties and is vulnerable to the failures of third parties to address their year 2000 issues. There can be no assurance given that the third parties will adequately address their year 2000 issues.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Rolling Meadows of Chickasha, Ltd.
The Partnership is a plaintiff in the Oklahoma County District Court in Oklahoma against Jerry L. Womack and Womack Prop-erty Management, Inc., an Oklahoma corporation. In this action entitled Shearson + Related Housing Properties Limited Partner-ship and Shearson/Related Housing Associates Limited Partner-ship v. Jerry L. Womack and Womack Property Management, Inc., the Partnership seeks judgment for damages caused by the indi-vidual defendant's resignation as general partner of Rolling Meadows of Chickasha, Ltd. ("Rolling Meadows"), of which the Partnership is a limited partner, and by the corporate defendant's mismanagement of the apartment project owned by Rolling
Meadows. The individual defendant has counterclaimed against the plaintiffs, alleging that they breached an agreement to advance funds to Rolling Meadows sufficient to pay operating losses on the property, thereby damaging such defendant in an amount ex-ceeding $10,000. The corporate defendant has counterclaimed against the plaintiffs for unpaid management fees and expenses approximating $6,000. Both counterclaims seek costs and attor-neys' fees. The parties have tentatively agreed to a settlement of the case pursuant to a non-binding mediation proceeding. If the mediation is successful it is anticipated that a settlement agree-ment and mutual release terminating the action will be executed by the parties within the next thirty (30) days.

Westwood Apartments Company, Ltd.
On October 16, 1998, the Westwood Apartments Company Ltd. ("Westwood") commenced this action in the Supreme Court of the State of New York, County of New York, against Edward Osborn, Charles V. Welden, Jr. and Westwood, Ltd. In the complaint, Westwood asserted that defendants improperly took the position that the maturity dates of promissory notes signed by Westwood in the amounts of $850,000 and $1,225,000, respectively, were not extended by Westwood as the result of which, according to defen-dants, the notes were past due and defendants were entitled to sell Westwood's 99 percent partnership interests in Parktowne, Ltd.
and Westwood Apartments Company, Ltd. which collateralized the notes.

In May, 1999, Westwood entered into a settlement agreement discontinuing the litigation with the defendants pursuant to which, among other things, the defendants have acknowledged that the notes were properly extended and spelling out the per-centage of the proceeds to which the Westwood will be entitled upon the sale of the underlying properties, depending on when they are sold.

Bethany Glen Associates
The Partnership is a defendant in a lawsuit, Civil Action No. 99-
00489; William P. Monahan, et al. v. Cambridge + Related Hous-ing Properties Limited Partnership, et al., in the Superior Court of the State of Arizona, in and for the county of Maricopa.

Bethany Glen Associates, an Arizona limited partnership ("Beth-any Glen"), seeks judgment on a note executed by the Partnership in the original principal amount of $1,200,000, plus alleged ac-crued interest and costs. Plaintiff also seeks to foreclose on the limited partnership interest in Bethany Glen held by the Partner-ship.

The plaintiff noticed a private sale of the alleged security interest in the Partnership. A temporary restraining order was signed prohibiting any such foreclosure sale.

Thereafter, a stipulation is on file in the case which says no fore-closure sale will take place, and plaintiff will not be removed as general partner, until a preliminary injunction hearing takes place. No such hearing has yet been scheduled.

Discovery has not yet begun. Management of the Partnership will vigorously prosecute its claims and defend against plaintiffs. On April 13, 1999, counsel announced to the Court that the parties had reached an agreement in principle to settle. The case was set on the 30 day inactive calendar to permit parties to prepare formal settlement papers. In June of 1999, the Partnership and Mr. Monahan executed settlement documents which settled the de-pending litigation and provided for, inter alia, the payment of consideration by the fund and the modification of the existing terms of the partnership agreement as well as the dismissal of all claims. We can express no opinion on the likely outcome of the case.

Item 2.	Changes in Securities and Use of Proceeds - None

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Submission of Matters to a Vote of Security Holders -
None

Item 5.	Other information - None

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits:

		27	Financial Data Schedule (filed herewith)

	(b)	Reports on Form 8-K - No reports on Form 8-K
were filed during the quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CAMBRIDGE + RELATED HOUSING
PROPERTIES LIMITED PARTNERSHIP
(Registrant)


	By:	GOVERNMENT ASSISTED PROPERTIES,
		INC., a General Partner

Date:  June 28, 1999

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes,
			Vice President and
			Principal Financial Officer

Date:  June 28, 1999

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps,
			Treasurer and
			Principal Accounting Officer


	By:	RELATED HOUSING PROGRAMS
		CORPORATION, a General Partner

Date:  June 28, 1999

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes,
			Vice President and
			Principal Financial Officer

Date:  June 28, 1999

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps,
			Treasurer and
			Principal Accounting Officer