Form 10-Q
period 1999-08-31
CAMBRIDGE RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
filed 1999-09-27
CIK 718915

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)


  X   	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended August 31, 1999

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
Consolidated Balance Sheets
(Unaudited)

                                       August 31,            February 28,
                                         1999                    1999

ASSETS
Property and equipment, net of
  accumulated depreciation of
  $26,810,345 and $55,795,706
  respectively                       $ 22,285,527            $ 48,351,071
Property and equipment-held for
  sale, net of accumulated
  depreciation of $20,175,786
  and $12,148,758                      19,417,058              11,272,289
Cash and cash equivalents               3,141,794               6,906,857
Cash - restricted for tenants'
  security deposits                       455,064                 752,732
Mortgage escrow deposits                5,420,834               5,874,507
Rents receivable                          201,035                 336,017
Prepaid expenses and
  other assets                            666,020               1,297,086
Total assets                         $ 51,587,332            $ 74,790,559
LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
Mortgage notes payable               $ 31,563,547           $  44,713,166
Purchase money notes payable
  (Note 2)                             27,427,134              39,902,759
Due to selling partners (Note 2)       37,129,751              49,776,218
Accounts payable, accrued expenses
  and other liabilities                 1,592,539               2,435,855
Tenants' security deposits payable        455,064                 752,732
Due to general partners of
  subsidiaries and their affiliates       292,622                  81,652
Due to general partners
  and affiliates                        1,799,887               1,331,349
Distribution payable                            0               2,020,374
Total liabilities                     100,260,544             141,014,105
Minority interest                          29,650                  30,399
Commitments and contingencies
  (Note 5)
Partners' deficit:
  Limited partners                    (47,767,303)            (65,142,875)
  General partners                       (935,559)             (1,111,070)
Total partners' deficit               (48,702,862)            (66,253,945)
Total liabilities and
  partners' deficit                  $ 51,587,332            $ 74,790,559

See Accompanying Notes to Consolidated Financial Statements.

CAMBRIDGE + RELATED HOUSING PROPERTIES
LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

                  Three Months Ended               Six Months Ended
                       August 31,                      August 31,
                  1999            1998*           1999            1998*

Revenues:
Rentals,
  net         $ 5,210,910     $ 5,453,124     $10,493,257     $11,277,486
Other             205,092         192,014         340,418         388,946
(Loss) gain
  on sale of
  properties
  (Note 4)     (6,050,854)       (713,244)     (6,050,854)     12,835,171

Total
  revenues       (634,852)      4,931,894       4,782,821      24,501,603

Expenses
Administrative
  and
  management    1,431,377         941,561       2,527,240       2,064,531
Administrative
  and
  management-
  related
  parties
  (Note 3)        535,581         575,086       1,095,329       1,164,968
Operating         780,307         800,176       1,655,417       1,770,780
Repairs and
  maintenance   1,506,099       1,544,317       2,806,100       2,861,210
Taxes and
  insurance       699,351         756,368       1,368,499       1,465,115
Interest        1,080,237       1,378,949       2,376,372       2,778,428
Depreciation      836,118       1,088,337       1,733,109       2,180,271
Loss on
  impairment
  of assets             0               0               0       3,191,072

Total
  expenses      6,869,070       7,084,794      13,562,066      17,476,375

(Loss) income
  before
  minority
  interest
  and
  extraordinary
  item         (7,503,922)     (2,152,900)     (8,779,245)      7,025,228
Minority
  interest in
  loss (income)
  of
  subsidiaries        327        (620,341)             15        (621,294)
(Loss) income
  before
  extraordinary
  item         (7,503,595)     (2,773,241)     (8,779,230)      6,403,934
Extraordinary
  item-
  forgiveness
  of
  indebtedness
  income
  (Note 4)     26,330,313          15,762      26,330,313       7,601,487

Net income
  (loss)      $18,826,718     $(2,757,479)    $17,551,083     $14,005,421

(Loss) income
  before
  extraordinary
  item -
  limited
  partners    $(7,428,559)    $(2,745,509)    $(8,691,438)    $ 6,339,895
Extraordinary
  item -
  limited
  partners     26,067,010          15,604      26,067,010       7,525,472

Net income
  (loss) -
  limited
  partners    $18,638,451     $(2,729,905)    $17,375,572     $13,865,367
Number of
  limited
  partnership
  units
  outstanding      10,038          10,038          10,038          10,038

(Loss) income
  before
  extraordinary
  item per
  limited
  partnership
  unit        $   (740.04)    $   (273.51)    $   (865.85)     $   631.59
Extraordinary
  item
  per limited
  partnership
  unit           2,596.83            1.55        2,596.83          749.70

Net income
  (loss)
  per limited
  partnership
  unit         $ 1,856.79     $   (271.96)     $ 1,730.98      $ 1,381.29

*Reclassified for comparative purposes.
See Accompanying Notes to Consolidated Financial Statements.

CAMBRIDGE + RELATED HOUSING PROPERTIES
LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statement of Partners' Deficit
(Unaudited)


                                          Limited               General
                    Total                 Partners              Partners
Balance-
  March 1,
  1999          $(66,253,945)          $(65,142,875)          $(1,111,070)
Net income-
  six months
  ended
  August 31,
  1999            17,551,083             17,375,572               175,511
Balance-
  August 31,
  1999          $(48,702,862)          $(47,767,303)         $   (935,559)

See Accompanying Notes to Consolidated Financial Statements.

CAMBRIDGE + RELATED HOUSING PROPERTIES
LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Increase (decrease) in Cash and Cash Equivalents
(Unaudited)

                                                 Six Months Ended
                                                    August 31,
                                             1999                 1998*

Cash flows from operating activities:
Net income                               $17,551,083          $14,005,421
Adjustments to reconcile net income
  to net cash (used in) provided by
  operating activities:
Loss (gain) on sale of properties
  (Note 4)                                 6,050,854          (12,835,171)
Extraordinary item - forgiveness
  of indebtedness
  income (Note 4)                        (26,330,313)          (7,601,487)
Depreciation                               1,733,109            2,180,271
Loss on impairment of assets                       0            3,191,072
Minority interest in (loss) income
  of subsidiaries                                (15)             621,294
Decrease in cash-restricted
  for tenants' security deposits              162,088               3,484
Decrease in mortgage escrow deposits          191,127             468,071
Decrease in rents receivable                   11,240              59,744
Decrease (increase) in prepaid expenses
  and other assets                            241,928            (299,155)
Increase in due to selling partners         1,569,169           1,790,981
Payments to selling partners                        0             (85,784)
Decrease in accounts payable,
  accrued expenses and
  other liabilities                        (3,213,438)           (665,584)
Increase (decrease) in tenants'
  security deposits payable                    16,759              (5,748)
Increase in due to general
  partners of subsidiaries and their
  affiliates                                  235,333              152,331
Decrease in due to general partners of
  subsidiaries and their affiliates        (1,317,225)            (144,191)
Increase in due to general
  partners and affiliates                     468,538                5,373
Total adjustments                         (20,180,846)         (13,164,499)
Net cash (used in) provided by
  operating activities                     (2,629,763)             840,922
Cash flows from investing activities:
Decrease in certificates of deposit                 0              128,283
Proceeds from sale of properties            2,828,103            7,082,059
Acquisitions of property and
  equipment                                  (236,996)            (262,766)
Increase in mortgage escrow
  deposits                                   (496,637)             (44,574)

Net cash provided by
  investing activities                      2,094,470            6,903,002

Cash flows from financing activities:
Principal payments of mortgage
  notes payable                              (847,714)          (3,837,510)
Decrease in minority interest                    (734)            (500,175)
Distributions paid to partners             (2,020,374)          (2,030,972)
Principal payments of purchase
  notes payable                              (233,498)             (79,626)
Payments to selling partners                 (127,450)                   0
Net cash used in financing
  activities                               (3,229,770)          (6,448,283)

Net (decrease) increase in cash and
  cash equivalents                         (3,765,063)           1,295,641

Cash and cash equivalents at
  beginning of period                       6,906,857            6,069,843
Cash and cash equivalents at
  end of period                         $   3,141,794         $  7,365,484
Supplemental disclosures of
  noncash activities:
Forgiveness of indebtedness
Decrease in purchase money
  notes payable                          $(12,242,127)         $(3,099,781)
Decrease in due to selling
  partners                                (14,088,186)          (4,485,944)
Decrease in due to general
  partners of subsidiaries
  and their affiliates                              0              (15,762)

Summarized below are the
  components of the gain
  on sale of properties:
Decrease in property and
  equipment, net of accumulated
  depreciation                             16,424,662            8,472,345
Decrease in cash-restricted for
  tenants' security deposits                  135,580               22,464
Decrease in mortgage escrow
  deposits                                    759,183              894,467
Decrease in rents receivable                  123,742                4,629
Decrease in prepaid expenses and
  other assets                                389,138                8,482
Decrease in purchase
  money notes payable                               0           (3,250,000)
Increase in due to general partners
  of subsidiaries and their affiliates      1,292,862                7,500
Decrease in due to
  selling partners                                  0           (4,164,915)
Decrease in mortgage notes
  payable                                 (12,301,905)          (6,024,054)
Increase (decrease) in accounts
  payable, accrued expenses and
  other liabilities                         2,370,122           (1,675,330)
Decrease in tenants' security
  deposits payable                           (314,427)             (20,200)
Decrease in due to general
  partners of subsidiaries and
  their affiliates                                  0              (28,500)

*Reclassified for comparative purposes.
See Accompanying Notes to Consolidated Financial Statements.

CAMBRIDGE + RELATED HOUSING PROPERTIES
LIMITED PARTNERSHIP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 31, 1999
(Unaudited)

Note 1 - General


The consolidated financial statements for the six months ended
August 31, 1999, include the accounts of Cambridge + Related
Housing Properties Limited Partnership, a Massachusetts limited Partnership (the "Partnership") and thirty Subsidiary Partnerships ("Subsidiaries", "Subsidiary Partnerships" or "Local Partnerships"), five of which only have activity through the effective date of sale of the Partnership's interest. The consolidated financial statements for the six months ended August 31, 1998, include the accounts of the Partnership and thirty five Subsidiary Partnerships, one of which only has activity through the effective date of sale of the Partnership's interest and four of which only have activity through the effective date of sale of their properties and the related assets and liabilities (see Note 4). The Partnership is a limited partner, with an ownership interest of 98.99% in each of the Subsidiary Partnerships. Through the rights of the Partnership and/or one of its general partners (a "General Partner"), which General Partner has a contractual obligation to act on behalf of the Partnership, the right to remove the local general partner of the Subsidiary Part-nerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the Subsidiary Partnerships.

For financial reporting purposes, the Partnership's fiscal quarter ends on August 31. All Subsidiaries have fiscal quarters ending June 30. Accounts of Subsidiaries have been adjusted for inter-company transactions from July 1 through August 31. The Part-nership's fiscal quarter ends on August 31 in order to allow ade-quate time for the Subsidiaries financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with generally accepted accounting principles ("GAAP").

All intercompany accounts and transactions have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated Subsidi-aries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a Subsidiary have been charged to the Partnership. Such losses aggregated approximately $88,414 and $0 and $88,414 and $0 for the three and six months ended August
31, 1999 and 1998, respectively. The Partnership's investment in each Subsidiary is equal to the respective Subsidiary's partners' equity less minority interest capital, if any.

These unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended February 28, 1999. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the fi-nancial position of the Partnership as of August 31, 1999, the re-sults of operations for the three and six months ended August 31, 1999 and 1998 and cash flows for the six months ended August 31, 1999 and 1998. However, the operating results for the six months ended August 31, 1999 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. It is suggested that these consolidated financial statements should be read in conjunction with the financial state-ments and notes thereto included in the Partnership's February 28, 1999 Annual Report on Form 10-K.

Note 2 - Purchase Money Notes Payable

Nonrecourse promissory notes (the "Purchase Money Notes") were issued to the selling partners of the Subsidiary Partnerships as part of the purchase price, and are secured only by the Partner-ship's interest in the Subsidiary Partnership to which the Purchase Money Note relates.

The Purchase Money Notes, which provide for simple interest, will not be in default, if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding Subsidiary Partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. (As of August 31, 1999, the maturity dates of the Purchase Money Notes associated with the remaining properties owned by the Subsidiary Partnerships were extended for three to five years (see below).
Any interest not paid currently accrues, without further interest thereon, through the extended due date of the Purchase Money
Note. Continued accrual of such interest without payment would impact the effective rate of the Purchase Money Notes, specifically by reducing the current effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the ac-tual future interest payments and ultimate repayment dates of the Purchase Money Notes. Unpaid interest of $37,004,703 and
$49,651,170 at August 31, 1999 and February 28, 1999, respec-
tively, has been accrued and is included in the caption due to selling partners. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds from the sale or refinanc-ing of the apartment complex, or in some cases the interest in the Local Partnership in which the Partnership invested ("Local Part-nership Interest") which the Purchase Money Note relates.

The Partnership was permitted to extend the term of the Purchase Money Notes for up to five additional years. In connection with such extensions, the Partnership incurred an extension fee of 1 1/2% per annum of the outstanding principal balance of the Purchase Money Notes. The Partnership sent an extension notice to each Purchase Money Note holder that pursuant to the note it was extending the maturity. However in certain cases, the Part-nership did not pay the extension fee at that time, deferring such payment to the future. Extension fees in the amount of $657,962 were incurred by the Partnership through August 31, 1999. Such Purchase Money Notes are now extended with maturity dates ranging from July 2001 to December 2004. Extension fees of $154,797 were accrued and added to the Purchase Money Notes balance.

The Partnership expects that upon final maturity it will be re-quired to refinance or sell its investments in the Local Partnerships in order to pay the Purchase Money Notes and accrued interest thereon. Based on the historical operating results of the Local Partnerships and the current economic conditions including changes in tax laws, it is unlikely that the proceeds from such sales will be sufficient to meet the outstanding balances. Management is working with the Purchase Money Note holders to restructure and/or refinance the Purchase Money Notes. No assurance can be given that management's efforts will be successful. The Purchase Money Notes are without personal recourse to either the Partner-ship or any of its partners and the sellers' recourse, in the event of non-payment, would be to foreclose on the Partnership's interests in the respective Local Partnerships.

During the six months ended August 31, 1999 and 1998, the Part-nership received cash flow distributions aggregating $182,415 and $454,597, respectively, of which $109,449 and $85,784 was used to pay interest on the Purchase Money Notes. In addition, the Part-nership received a distribution of proceeds from the sale of zero and four Local Partnerships and proceeds from the sale of its Local Partnership Interest in five and one Local Partnership aggregating $0 and $1,810,906, and $2,828,103 and $100,000, respectively, of which $0 and $488,172 was used to pay principal on the Purchase Money Notes during the six months ended August 31, 1999 and 1998, respectively.

Note 3 - Related Party Transactions

The costs incurred to related parties for the three and six months ended August 31, 1999 and 1998 were as follows:

          Three Months Ended                      Six Months Ended
                    August 31,                             August 31,
              1999              1998                       1999               1998
Partnership manage-
  ment fees (a)      $  241,709    $  241,500    $  483,419    $  483,000
Expense reimburse-
  ment (b)               27,621        28,060        56,621        52,560
Property manage-
  ment fees
  incurred to
  affiliates of
  the General
  Partners (c)            7,054        40,867        38,198       101,079
Local administra-
  tive fee (d)            6,000         6,000        11,000        13,000
Total general and
  administrative-
  General Partners      282,384       316,427       589,238       649,639
Property manage-
  ment fees
  incurred to
  affiliates of the
  Subsidiary
  Partnerships'
  general
  partners (c)          242,427       258,659       495,321       515,329
Subsidiary
  Partnerships'
  general partners
  incentive fee (e)      10,770             0        10,770             0
Total general and
  administrative-
  related parties    $  535,581    $  575,086    $1,095,329    $1,164,968

(a) After all other expenses of the Partnership are paid, an annual Partnership management fee of up to .5% of invested assets is payable to the Partnership's General Partners and affiliates. Part-nership management fees owed to the General Partners amount-ing to approximately $1,478,000 and $1,143,000 were accrued and unpaid as of August 31, 1999 and February 28, 1999.

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

(c) Property management fees incurred by Local Partnerships to affiliates of the Local Partnerships amounted to $242,427 and $258,659 and $495,321 and $515,329 for the three and six months ended August 31, 1999 and 1998, respectively. Of such fees $7,054 and $40,867 and $38,198 and $101,079, respectively, were incurred to a company which is also an affiliate of the General Partners.

(d) Cambridge/Related Housing Associates Limited Partnership, the special limited partner of each of the Subsidiary Partnerships, owning .01%, is entitled to receive a local administrative fee of up to $2,500 per year from each Subsidiary Partnership.

(e) The Partnership entered into an agreement with the local gen-eral partner of Parktowne Ltd. and Westwood Apartment Com-pany Ltd., which provides for an annual incentive fee based on cash flow distributed from the respective properties. Such fee amounted to $10,770 and $0 and $10,770 and $0 for the three and six months ended August 31, 1999 and 1998, respectively.

Note 4 - Sale of Properties

On January 16, 1998, the property and related assets and liabilities of Country Ltd. ("Country") and Northbrook III, Ltd. ("North-brook") were sold to a third party for approximately $3,247,000 and $1,998,000, respectively, resulting in gains of approximately $937,000 and $570,000, respectively. The Partnership used ap-proximately $860,000 and $90,000, respectively, of the net pro-ceeds to settle the associated Purchase Money Note and accrued interest thereon which had total outstanding balances of $2,517,000 and $77,000, respectively, resulting in forgiveness of indebtedness income (loss) of $1,656,000 and $(3,000), respectively.

On April 21, 1998, the Partnership's limited partnership interest in Oklahoma City - Town and Country Village Apartments, Ltd.
("Town and Country") was assigned to the local general partner effective January 15, 1998, resulting in a gain of approximately $4,634,000. The related Purchase Money Note and interest thereon were canceled resulting in an additional gain of approximately $7,407,000.

On April 27, 1998, the property and the related assets and liabili-ties of Riverside Gardens Limited Partnership ("Riverside") and Cudahy Gardens Limited Partnership ("Cudahy") were sold to a third party for approximately $1,834,000 and $232,000, respec-tively, resulting in losses of approximately $(473,000) and $(240,000) plus the assumption of the related mortgage notes. The Partnership used approximately $442,000 and $47,000, respec-tively, of the net proceeds to settle the associated Purchase Money Note and accrued interest thereon which had total outstanding balances of approximately $5,402,000 and $2,672,000, respectively, resulting in forgiveness of indebtedness income of approximately $4,961,000 and $2,625,000, respectively.

On April 28, 1999, the Pacific Palms, a limited partnership entered into a letter of intent to sell the Pacific Palms apartments to an unaffiliated third party purchaser for a price of $4,800,000. The contract was cancelled and is being modified to comply with a recently enacted State of California regulation regarding prepay-ment of FHA mortgages such as the one secured by the Pacific
Palms property. No assurances can be given that the transaction will close.

On May 3, 1999, Rolling Meadows Apartments, Ltd., entered into an agreement for the purchase and sale of real estate with an unaf-filiated third party for a price of $3,150,000. This agreement was conditioned upon several factors. The contract was cancelled.
The local general partner is actively pursuing other interested purchasers.

On May 5, 1999, the Westgate Associates Limited entered into an agreement for the purchase and sale of real estate with an unaffili-ated third party for a price of $2,055,000. The agreement for the purchase and sale of real estate was conditioned upon several factors. The contract was terminated on August 24, 1999 by the unaffiliated third party pursuant to the terms of the agreement.
The local general partner is actively pursuing other interested purchases. No assurances can be given that a new purchaser will be identified or that a sale will actually occur.

On May 5, 1999, The Wingate Associates Limited entered into an agreement for the purchase and sale of real estate with an unaffili-ated third party for a price of $2,560,000. The agreement for the purchase and sale of real estate is conditioned upon several fac-tors; accordingly, no assurances can be given that the sale will actually occur.

On June 1, 1999, Bethany Glen Associates entered into a purchase agreement to sell the Bethany Glen apartments to an unaffiliated third party purchaser for a purchase price of approximately
$3,450,000. The closing is expected to take place in late 1999. No assurances can be given that a sale will actually occur.

On June 18, 1999, the Partnership's limited partnership interest in Warren Manor Apartments Limited Partnership was sold to the local general partners for $934,840, resulting in a loss in the amount of approximately $3,548,000. No proceeds were used to settle the associated Purchase Money Notes and accrued interest which had a total outstanding balance of approximately
$9,187,000, resulting in forgiveness of indebtedness income. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $9,480,000.

On June 18, 1999, the Partnership's limited partnership interest in Golf Manor Apartments Limited Partnership was sold to the local general partners for $255,473, resulting in a loss in the amount of approximately $544,000. No proceeds were used to settle the as-sociated purchase Money Notes and accrued interest which had a total outstanding balance of approximately $2,227,000, resulting in forgiveness of indebtedness income. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be ap-proximately $2,826,000.

On June 18, 1999, the Partnership's limited partnership interest in Warren Woods Apartments, L.P. was sold to the local general partners for $376,585, resulting in a loss in the amount of ap-proximately $1,914,000. No proceeds were used to settle the asso-ciated Purchase Money Notes and accrued interest which had a total outstanding balance of approximately $3,532,000, resulting in forgiveness of indebtedness income. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be ap-proximately $3,308,000.

On June 18, 1999, the Partnership's limited partnership interest in Rosewood Manor Apartments Limited Partnership was sold to the local general partners for $405,845, resulting in a loss in the amount of approximately $1,031,000. No proceeds were used to settle the associated Purchase Money Notes and accrued interest which had a total outstanding balance of approximately
$3,568,000, resulting in forgiveness of indebtedness income. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $5,081,000.

On June 18, 1999, the Partnership's limited partnership interest in Canton Commons Apartments Limited Partnership was sold to the local general partners for $855,360, resulting in a gain in the amount of approximately $986,000. No proceeds were used to settle the associated Purchase Money Notes and accrued interest which had a total outstanding balance of approximately
$7,816,000, resulting in forgiveness of indebtedness income. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $13,204,000.

Note 5 - Commitments and Contingencies

There were no material changes, except as set forth in Note 4, and/or additions to disclosures regarding the Subsidiary Partner-ships which were included in the Partnership's Annual Report on Form 10-K for the period ended February 28, 1999.

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

During the six months ended August 31, 1999 and 1998, the Part-nership received cash flow distributions aggregating $182,415 and $454,597 respectively, of which $109,449 and $85,784 was used to pay interest on the Purchase Money Notes. In addition, the Part-nership received a distribution of proceeds from the sale of zero and four Local Partnerships and proceeds from the sale of its Local Partnership Interest in five and one Local Partnership aggregating $0 and $1,810,906, and $2,828,103 and $100,000, respectively, of which $0 and $488,172 was used to pay principal on the Purchase Money Notes during the six months ended August 31, 1999 and 1998, respectively.

During the six months ended August 31, 1999, cash and cash equivalents of the Partnership and its thirty consolidated Local Partnerships decreased approximately ($3,765,000). This decrease was primarily due to principal payments of mortgage notes pay-able ($848,000), principal payments of Purchase Money Notes payable ($233,000), an increase in mortgage escrow deposits ($497,000), distributions paid to partners ($2,020,000), payments to selling partners ($127,000), acquisitions of property and equip-ment ($237,000) and cash used in operating activities ($2,630,000) which exceeded the proceeds from the sale of properties ($2,828,000). Included in the adjustments to reconcile the net in-come to cash used in operating activities is loss on sale of proper-ties ($6,051,000), forgiveness of indebtedness income ($26,330,000) and depreciation ($1,733,000).

The Partnership had a working capital reserve of approximately $2,247,000 (which does not include approximately $2,020,000 of net proceeds from sale of properties which was distributed to limited partners and General Partners in March 1999) at August
31, 1999. The working capital reserve is temporarily invested in money market accounts which can be easily liquidated to meet obligations as they arise. The General Partners believe that the Partnership's reserves, net proceeds from future sales and future cash flow distributions will be adequate for its operating needs assuming the General Partners continue to defer payment of man-agement fees, and plan to continue investing available reserves in short term investments. In March 1999 and 1998, a distribution of approximately $2,000,000 and $2,011,000 and $20,000 and $20,000
was paid to the limited partners and General Partners, respec-tively, from net proceeds from the sale of properties. None of the total distributions of approximately $2,020,000 and $2,031,0000 for the six months ended August 31, 1999 and 1998, was deemed to be a return of capital in accordance with GAAP.

Partnership management fees owed to the General Partners amounting to approximately $1,478,000 and $1,143,000 were ac-crued and unpaid as of August 31, 1999 and February 28, 1999. Without the General Partners continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the allowance of accrual without payment of these amounts but are under no obli-gation to continue to do so.

The Local Partnerships which receive government assistance are subject to low-income use restrictions which limited the owners' ability to sell or refinance the properties. In order to maintain the existing inventory of affordable housing, Congress passed a series of related acts including the Emergency Low Income Preservation
Act of 1987, the Low-Income Housing Preservation and Resident Homeownership Act of 1990 (together the "Preservation Acts") and the Housing Opportunity Program Extension Act of 1996 (the
"1996 Act"). In exchange for maintaining the aforementioned use restrictions, the Preservation Acts provide financial incentives for owners of government assisted properties. The 1996 Act provides financial assistance by funding the sale of such properties to not-for-profit owners and also restores the owners ability to prepay their U.S. Department of Housing and Urban Development
("HUD") mortgage and convert the property to condominiums or market-rate rental housing. Local general partners have filed for incentives under the Preservation Acts or the 1996 Act for the following local partnerships: San Diego - Logan Square Gardens Company, Albuquerque - Lafayette Square Apts. Ltd., Westgate Associates Limited, Riverside Gardens Limited Partnership, Pa-cific Palms, Canton Commons Associates, Rosewood Manor Asso-ciates, Bethany Glen Associates and South Munjoy Associates,
Limited. The South Munjoy Associates, Limited property and the Riverside Gardens Limited Partnership were sold on September 9,
1997 and April 27, 1998, respectively. On June 18, 1999, the Rose-wood Manor Apartments, Limited Partnership and Canton Com-mons Apartments, Limited Partnership were sold. The local gen-eral partners of the other properties are either negotiating pur-chase and sale contracts or exploring their alternatives under the 1996 Act.

In September 1997, Congress enacted the Multi-Family Assisted
Housing Reform and Affordability Act of 1997 ("MAHRA") which provides for the renewal of Section 8 Housing Assistance Pay-ments Contracts ("Section 8 Contracts") to be based upon market rentals instead of the above-market rentals which is generally the case under existing Section 8 Contracts. As a result, Section 8 Contracts that are renewed in the future in projects insured by the Federal Housing Administration ("FHA") May not provide suffi-cient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages.
MAHRA also provides for the restructuring of these mortgage loans so that the annual debt service on the restructured loan (or loans) can be supported by Section 8 rents established at the mar-ket rents. The restructured loans will be held by the current lender or another lender. There can be no assurance that a property owner will be permitted to restructure its mortgage indebtedness pursuant to the new rules implementing MAHRA or that an owner, or the holder of the mortgage, would choose to restructure the mortgage if it were able to participate. MAHRA went into effect on September 11, 1998, when interim regulations imple-menting the program were published. It should be noted that there are many uncertainties as to the economic and tax impact on a property owner because of the combination of the reduced Sec-tion 8 contract rents and the restructuring of the existing FHA-insured mortgage loan under MAHRA.

On October 21, 1998, President Clinton signed the Fiscal Year 1999 Departments of Veteran Affairs, Housing and Urban Development and Independent Agencies Appropriation Legislation into law.
The bill provides, among other things, that owners of a property that was eligible for prepayment had to give notice of such pre-payment to HUD tenants and to the chief executive of the state or local government for the jurisdiction in which the housing is lo-cated. The notice must be provided not less than 150 days, but not more than 270 days, before such payment. Moreover, the owner
May not increase the rent charged to tenants for a period of 60 days following such prepayment. The bill also provides for ten-ant-based vouchers for eligible tenants (generally below 80% of area median income) at the true comparable market rents for un-assisted units in order to protect current residents from substantial increases in rent.

Effective January 1, 1999, the State of California now requires owners of a property benefiting from FHA-insured mortgages under Section 236 or 221(d)(3) of Title II of the National Housing Act to provide a nine month notice of contract termination or prepayment of the FHA-insured loan. In addition, the owner must offer the properties for sale to those entities who agree to maintain the property as affordable housing.

For a discussion of Purchase Money Notes payable see Note 2 to the financial statements.

For a discussion of the Partnership's sale of properties see Note 4 to the financial statements.

For a discussion of contingencies affecting certain Local Partner-ships, see Note 5 to the financial statements and Part II, Item 1 of this report. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way although the Partnership would lose its entire investment in the property and any ability for future appreciation.

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

Results of Operations

The results of operations of the Partnership, as well as the Local Partnerships, remained fairly consistent during the three and six months ended August 31, 1999 and 1998 excluding Country,
Northbrook, Riverside and Cudahy which sold their properties and Town and Country, Warren Manor Apartments Limited Part-nership, Golf Manor Limited Partnership, Warren Woods Apart-ments L.P., Canton Commons Apartments Limited Partnership and Rosewood Manor Apartments Limited Partnership in which the Partnership's interest was sold (collectively the "Sold Assets") and loss on impairment of assets. Contributing to the relatively stable operations at the Local Partnerships is the fact that a large portion of the Local Partnerships are operating under government assistance programs which provide for rental subsidies and/or reductions of mortgage interest payments under HUD Section 8 and Section 236 programs.

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

Rental income decreased approximately 4% and 7% for the three and six months ended August 31, 1999 as compared to 1998. Ex-cluding the Sold Assets, rental income decreased by approxi-mately 1% for both the three and six months ended August 31, 1999 as compared to 1998.

Other income decreased approximately $48,000 for the six months ended August 31, 1999 as compared to 1998. Excluding the Sold
Assets such income decreased approximately $23,000.

Total expenses, excluding the Sold Assets, administrative and management and loss on impairment of assets, remained fairly consistent with a decrease of approximately 1% and an increase of approximately 1% for the three and six months ended August 31, 1999 as compared to 1998.

Administrative and management increased approximately
$490,000 and $463,000 for the three and six months ended August
31, 1999 as compared to 1998. Excluding the Sold Assets, such expense increased approximately $454,000 and $562,000 primarily due to an increase in legal fees incurred by the Partnership and the amortization of the Purchase Money Note extension fees.

Interest and depreciation expense decreased approximately
$299,000 and $402,000, and $252,000 and $447,000 for the three and six months ended August 31, 1999 as compared to 1998, pri-marily due to decreases relating to the Sold Assets. Excluding the Sold Assets, interest expense decreased approximately $27,000 and $39,000, respectively. Excluding the Sold Assets, Pacific Palms, Ziegler Boulevard, Ltd., New Jersey, Ltd., Eastwyck II Ltd., Westwood Apartments Company, Ltd., Parktowne, Ltd., Rolling
Meadows Apartments, Ltd., Westgate Associates, Limited, Win-gate Associates, Limited and Bethany Glen Associates for depre-ciation only, depreciation expense remained fairly consistent with a decrease of approximately $1,000 and $2,000 for the three and six months ended August 31, 1999 as compared to 1998. Pacific Palms, Ziegler Boulevard, Ltd., New Jersey, Ltd., Eastwyck II Ltd., Westwood Apartments Company, Ltd., Parktowne, Ltd., Rolling
Meadows Apartments, Ltd., Westgate Associates, Limited, Win-gate Associates, Limited and Bethany Glen Associates are not depreciated during the period because they are classified as assets held for sale.

Year 2000 Compliance
The Partnership utilizes the computer services of an affiliate of the General Partners. The affiliate of the General Partners has up-graded its computer information systems to be year 2000 compli-ant. The most likely worst case scenario that the General Partners face is that computer operations will be suspended for a few days to a week commencing on January 1, 2000. The Partnership con-tingency plan is to (i) have a complete backup done on December
31, 1999 and (ii) both electronic and printed reports generated for all critical data up to and including December 31, 1999.

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

Item 3.  Quantitative and Qualitative Disclosures about Market
Risk

None

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Rolling Meadows of Chickasha, Ltd.
The Partnership was a plaintiff in the Oklahoma County District Court in Oklahoma against Jerry L. Womack and Womack Prop-erty Management, Inc., an Oklahoma corporation. In this action entitled Shearson + Related Housing Properties Limited Partner-ship and Shearson/Related Housing Associates Limited Partner-ship v. Jerry L. Womack and Womack Property Management, Inc.
(the "Litigation"), the Partnership sought judgment for damages caused by the individual defendant's resignation as general part-ner of Rolling Meadows of Chickasha, Ltd. ("Rolling Meadows"), of which the Partnership is a limited partner, and by the corporate defendant's mismanagement of the apartment project owned by Rolling Meadows. The individual defendant counterclaimed against the plaintiffs, alleging that they breached an agreement to advance funds to Rolling Meadows sufficient to pay operating losses on the property, thereby damaging such defendant in an amount exceeding $10,000. The corporate defendant counter-claimed against the plaintiffs for unpaid management fees and expenses approximating $6,000. Both counterclaims sought costs and attorneys' fees. The parties have agreed to a settlement of the case pursuant to a mediation proceeding. The parties have en-tered into a settlement agreement and mutual release terminating the action and, pursuant to which, plaintiffs have been paid
$30,000 to date and will receive an additional $30,000 when Roll-ing Meadows Apartments, Ltd. is sold. The Litigation was dis-missed on July 16, 1999.

Westwood Apartments Company Ltd.
On October 16, 1998, the Westwood Apartments Company Ltd. ("Westwood") commenced this action in the Supreme Court of the State of New York, County of New York, against Edward Osborn, Charles V. Welden, Jr. and Westwood, Ltd. In the complaint, Westwood asserted that defendants improperly took the position that the maturity dates of promissory notes signed by Westwood in the amounts of $850,000 and $1,225,000, respectively, were not extended by Westwood as the result of which, according to defen-dants, the notes were past due and defendants were entitled to sell Westwood's 99% partnership interests in Parktowne, Ltd. and Westwood which collateralized the notes.

In May, 1999, Westwood entered into a settlement agreement discontinuing the litigation with the defendants pursuant to which, among other things, the defendants have acknowledged that the notes were properly extended and spelling out the per-centage of the proceeds to which Westwood will be entitled upon the sale of the underlying properties, depending on when they are sold.

Bethany Glen Associates
The Partnership was a defendant in a lawsuit, Civil Action No. 99-00489; "William P. Monahan, et al. v. Cambridge + Related Hous-ing Properties Limited Partnership, et al.", in the Superior Court of the State of Arizona, in and for the county of Maricopa (the
"Court"). Mr. Monahan ("Plantiff") was the general partner of Bethany Glen Associates, an Arizona limited partnership ("Beth-any Glen"), and sought a judgment based on a Purchase Money
Note executed by the Partnership in the original principal amount of $1,200,000 (the "Note"), plus alleged accrued interest and costs. Plaintiff also sought to foreclose on the limited partnership interest in Bethany Glen held by the Partnership. The Partnership had assigned its interest in Bethany Glen to Cambridge Liquidating
Trust, L.L.C. Plaintiff noticed a private sale of its alleged security interest in the limited partnership interest in Bethany Glen. A temporary restraining order was signed prohibiting any such fore-closure sale. Thereafter, a stipulation was filed in the case which provided that no foreclosure sale would take place, and Plaintiff would not be removed as general partner, until a preliminary injunction hearing took place. On April 13, 1999, counsel an-nounced to the Court that the parties had reached an agreement in principle to settle. In June of 1999, the parties executed formal settlement documents which settled the pending litigation and provided for, inter alia, the payment of consideration by the Part-nership, the modification of the existing terms of the Bethany Glen partnership agreement, an acknowledgement by Plaintiff that the Purchase Money Note was extended and reinstated, as well as the dismissal of all claims asserted in the lawsuit. Cambridge Liqui-dating Trust L.L.C.'s interest in Bethany Glen was assigned back to the Partnership. No foreclosure sale of any interest in Bethany
Glen took place and Mr. Monahan was not removed as general partner. An Order of Dismissal with Prejudice was signed by the Court on or about June 16, 1999, formally concluding the lawsuit.

Grandview-Blue Ridge Manor Limited, Breckenridge-Chaparral Apartments II, Ltd., El Paso-Gateway East, ltd., Albuquerque-Lafayette Square Apartments, Ltd., Corpus Christi-Oso Bay Apartments, Ltd., San Diego-Logan Square Gardens Co., Ardmore-Rolling Meadows of Ardmore, Ltd., Fort Worth-Northwoods Apartments, Ltd., Stephenville-Tarleton Arms Apartments, Ltd., and Caddo Parrish-Villas South, a Louisiana Limited Partnership f/k/a Villas South, Ltd. (the "Roar Proper-ties").

In 1998, the Purchase Money Note holder, Roar Company (the "Noteholders") disputed the exact calculation of the extension fee. At the same time, negotiations began with the Noteholders to refinance or sell the Partnership's investments in the Roar Proper-ties in order to pay the Purchase Money Notes. The Partnership cannot sell or otherwise liquidate its investments in those Local Partnerships which have subsidy agreements with the HUD dur-ing the period that such agreements are in existence without HUD's approval. It is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances of principal, accrued interest and extension fees. No agreement has been reached with the Noteholders regarding the sale of the Roar Properties or the calculation of the extension fee.

In order to facilitate an orderly disposition of the Partnership's assets the Partnership formed Cambridge Liquidating Trust II ("Trust II"), a Massachusetts general partnership, on December 31, 1998, which is owned 99% by Cambridge Liquidating GP II, L.L.C. ("GP II") and 1% by Cambridge Liquidating GP I, L.L.C. ("GP I"). GP I and GP II are both owned by the Partnership.

The Partnership then assigned its limited partnership interests in the Roar Properties to Trust II. In each case, the interests were assigned subject to each respective Purchase Money Note. The assignment did not involve any consideration being paid to the Partnership; therefore, there should not be any tax effect to the limited partners of the Partnership.

Prior to September 1, 1999, the Noteholders were tendered the sums calculated to be due as the extension fees under the Purchase Money Notes as of August 31, 1999. The Noteholders did not respond to this tender with a dispute of the calculation of the ex-tension fee amount and did not return the fees. However, a repre-sentative stated that the tender of the fees will be rejected and the fees will be returned.

On August 27, 1999, Trust II filed a Declaratory Judgment Action styled Cambridge Liquidating Trust II v. Roar Company, et al, Cause No. 99-6802 in the 191st District Court of Dallas County Texas seeking a court ruling as to the proper calculation of the extension fee issue. On September 20, 1999, the Noteholders filed an Answer in this action and denied all allegations. The Note-holders have previously asserted a valid security interest in the Local Partnership Interests. It is possible that the Noteholders could attempt to declare the Purchase Money Notes to be due and commence foreclosure on the Local Partnership Interests based upon a contention that the extension fees were not paid in the proper amount. Management of the Partnership will vigorously prosecute and defend against such a claim and may assert claims against the Noteholders. The General Partner can express no opinion on the outcome of the case.

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

Date:  September 27, 1999

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes,
			Vice President and
			Principal Financial Officer

Date:  September 27, 1999

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps,
			Treasurer and
			Principal Accounting Officer


	By:	RELATED HOUSING PROGRAMS
		CORPORATION, a General Partner

Date:  September 27, 1999

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes,
			Vice President and
			Principal Financial Officer

Date:  September 27, 1999

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps,
			Treasurer and
			Principal Accounting Officer