Form 10-Q
period 1999-11-30
CAMBRIDGE RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
filed 2000-01-03
CIK 718915

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)


  X   	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended November 30, 1999

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
Consolidated Balance Sheets
(Unaudited)

                                           November 30,      February 28,
                                              1999              1999

ASSETS
Property and equipment, net of
  accumulated depreciation of
  $27,239,402 and $55,795,706,
  respectively                             $ 22,068,908      $ 48,351,071
Property and equipment-held for
  sale, net of accumulated
  depreciation of $20,168,911
  and $12,148,758                            19,465,369        11,272,289
Cash and cash equivalents                     3,543,262         6,906,857
Cash - restricted for tenants'
  security deposits                             444,131           752,732
Mortgage escrow deposits                      5,492,748         5,874,507
Rents receivable                                237,709           336,017
Prepaid expenses and other assets               652,484         1,297,086
Total assets                               $ 51,904,611      $ 74,790,559
LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
Mortgage notes payable                     $ 31,318,145     $  44,713,166
Purchase money notes payable
  (Note 2)                                   26,316,521        39,902,759
Due to selling partners (Note 2)             36,073,810        49,776,218
Accounts payable, accrued expenses
  and other liabilities                       2,904,323         2,435,855
Tenants' security deposits payable              444,131           752,732
Due to general partners of
  subsidiaries and their affiliates           2,210,916            81,652
Due to general partners and affiliates        2,059,381         1,331,349
Distribution payable                                  0         2,020,374
Total liabilities                           101,327,227       141,014,105
Minority interest                                29,576            30,399
Commitments and contingencies
  (Note 5)
Partners' deficit:
  Limited partners                          (48,509,140)      (65,142,875)
  General partners                             (943,052)       (1,111,070)
Total partners' deficit                     (49,452,192)      (66,253,945)
Total liabilities and partners' deficit    $ 51,904,611      $ 74,790,559

See Accompanying Notes to Consolidated Financial Statements.

CAMBRIDGE + RELATED HOUSING PROPERTIES
LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
                       Three Months Ended          Nine Months Ended
                           November 30,               November 30,
                       1999          1998*         1999           1998*

Revenues:
Rentals, net        $3,640,999    $5,335,491   $14,134,256    $16,612,977
Other                  148,298       192,514       488,716        581,460
(Loss) gain on sale
  of properties
  (Note 4)                   0       (49,911)   (6,050,854)    12,785,260

Total revenues       3,789,297     5,478,094     8,572,118     29,979,697

Expenses
Administrative and
  management           843,687       910,730     3,370,927      2,975,261
Administrative and
  management-
  related parties
  (Note 3)             427,128       579,141     1,522,457      1,744,109
Operating              626,032       787,650     2,281,449      2,558,430
Repairs and
  maintenance          855,463     1,441,738     3,661,563      4,302,948
Taxes and
  insurance            414,818       648,289     1,783,317      2,113,404
Interest               942,516     1,284,250     3,318,888      4,062,678
Depreciation           429,057     1,024,657     2,162,166      3,204,928
Loss on impairment
  of assets                  0             0             0      3,191,072

Total expenses       4,538,701     6,676,455    18,100,767     24,152,830

(Loss) income before
  minority interest
  and extraordinary
  item                (749,404)   (1,198,361)   (9,528,649)     5,826,867
Minority interest in
  loss (income)
  of subsidiaries           74           134            89       (621,160)
(Loss) income before
  extraordinary
  item                (749,330)   (1,198,227)   (9,528,560)     5,205,707
Extraordinary item-
  forgiveness of
  indebtedness
  income (Note 4)            0             0    26,330,313      7,601,487

Net (loss) income  $  (749,330)  $(1,198,227)  $16,801,753    $12,807,194

(Loss) income before
  extraordinary
  item - limited
  partners         $  (741,837)  $(1,186,245)  $(9,433,275)   $ 5,153,650
Extraordinary item -
  limited partners           0             0    26,067,010      7,525,472

Net (loss) income -
  limited partners $  (741,837)  $(1,186,245)  $16,633,735    $12,679,122
Number of limited
  partnership
  units outstanding     10,038        10,038        10,038         10,038

(Loss) income before
  extraordinary
  item per limited
  partnership unit  $   (73.90)   $  (118.18)   $  (939.76)   $    513.41
Extraordinary item
  per limited
  partnership unit        0.00          0.00      2,596.83         749.70

Net (loss) income
  per limited
  partnership unit  $   (73.90)   $  (118.18)   $ 1,657.07    $  1,263.11

*Reclassified for comparative purposes.
See Accompanying Notes to Consolidated Financial Statements.

CAMBRIDGE + RELATED HOUSING PROPERTIES
LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statement of Partners' Deficit
(Unaudited)
                                             Limited            General
                            Total            Partners           Partners
Balance-
  March 1, 1999         $(66,253,945)      $(65,142,875)      $(1,111,070)
Net income-
  nine months ended
  November 30, 1999       16,801,753         16,633,735           168,018
Balance-
  November 30, 1999     $(49,452,192)      $(48,509,140)      $  (943,052)

See Accompanying Notes to Consolidated Financial Statements.

CAMBRIDGE + RELATED HOUSING PROPERTIES
LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Increase (decrease) in Cash and Cash Equivalents
(Unaudited)
                                                 Nine Months Ended
                                                    November 30,
                                                1999             1998*

Cash flows from operating activities:
Net income                                   $16,801,753      $12,807,194
Adjustments to reconcile net income
  to net cash (used in) provided by
  operating activities:
Loss (gain) on sale of properties
  (Note 4)                                     6,050,854      (12,785,260)
Extraordinary item - forgiveness
  of indebtedness income (Note 4)            (26,330,313)      (7,601,487)
Depreciation                                   2,162,166        3,204,928
Loss on impairment of assets                           0        3,191,072
Minority interest in (loss) income
  of subsidiaries                                    (89)         621,160
Decrease in cash-restricted
  for tenants' security deposits                 173,021            1,269
Decrease in mortgage escrow deposits              59,025          478,414
Increase in rents receivable                     (25,434)         (18,324)
Decrease (increase) in prepaid
  expenses and other assets                      268,530         (415,861)
Increase in due to selling partners            2,184,247        2,680,055
Payments to selling partners                           0          (85,784)
Decrease in accounts payable,
  accrued expenses and other liabilities      (2,852,170)        (368,142)
Increase (decrease) in tenants'
  security deposits payable                        5,826           (3,533)
Increase in due to general
  partners of subsidiaries and their
  affiliates                                       3,163          173,859
Decrease in due to general partners of
  subsidiaries and their affiliates           (1,082,330)        (211,760)
Increase (decrease) in due to general
  partners and affiliates                        728,032           (8,617)
Total adjustments                            (18,655,472)     (11,148,011)
Net cash (used in) provided by
  operating activities                        (1,853,719)       1,659,183
Cash flows from investing activities:
Decrease in certificates of deposit                    0          205,509
Proceeds from sale of properties               2,828,103        7,035,898
Acquisitions of property and
  equipment                                     (497,745)        (388,507)
Increase in mortgage escrow deposits            (436,449)        (435,464)

Net cash provided by
  investing activities                         1,893,909        6,417,436

Cash flows from financing activities:
Principal payments of mortgage
  notes payable                               (1,093,116)      (4,241,819)
Decrease in minority interest                       (734)        (500,174)
Distributions paid to partners                (2,020,374)      (2,030,972)
Principal payments of purchase
  notes payable                                 (180,111)        (100,416)
Payments to selling partners                    (109,450)               0
Net cash used in financing activities         (3,403,785)      (6,873,381)

Net (decrease) increase in cash and
  cash equivalents                            (3,363,595)       1,203,238

Cash and cash equivalents at
  beginning of period                          6,906,857        6,069,843
Cash and cash equivalents at
  end of period                              $ 3,543,262      $ 7,273,081
Supplemental disclosures of
  noncash activities:
Forgiveness of indebtedness
Decrease in purchase money
  notes payable                             $(12,242,127)     $(3,099,781)
Decrease in due to selling partners          (15,061,636)      (4,485,944)
Increase in accounts payable,
  accrued expenses and
  other liabilities                              973,450                0
Decrease in due to general partners
  of subsidiaries and their affiliates                 0          (15,762)

Summarized below are the components
  of the gain on sale of properties:
Decrease in property and
  equipment, net of accumulated
  depreciation                                16,424,662        8,472,345
Decrease in cash-restricted for
  tenants' security deposits                     135,580           22,464
Decrease in mortgage escrow deposits             759,183          894,467
Decrease in rents receivable                     123,742            4,629
Decrease in prepaid expenses and
  other assets                                   412,072            8,482
Decrease in mortgage notes payable           (12,301,905)      (6,024,054)
Decrease in purchase money note
  payable                                              0       (3,250,000)
Increase in due general partners of
  subsidiaries and their affiliates                    0           11,250
Decrease in due to selling partners                    0       (4,164,950)
Increase (decrease) in accounts
  payable, accrued expenses and
  other liabilities                            2,347,188       (1,675,330)
Decrease in tenants' security
  deposits payable                              (314,427)         (20,200)

Increase (decrease) in due to general
  partners of subsidiaries and
  their affiliates                             1,292,862          (28,500)

*Reclassified for comparative purposes.
See Accompanying Notes to Consolidated Financial Statements.

CAMBRIDGE + RELATED HOUSING PROPERTIES
LIMITED PARTNERSHIP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
November 30, 1999
(Unaudited)

Note 1 - General


The consolidated financial statements for the nine months ended November 30, 1999, include the accounts of Cambridge + Related
Housing Properties Limited Partnership, a Massachusetts limited Partnership (the "Partnership") and thirty Subsidiary Partnerships ("Subsidiaries", "Subsidiary Partnerships" or "Local Partnerships"), five of which only have activity through the effective date of sale of the Partnership's interest and one of which only had activity through the effective date of sale of their property and the related assets and liabilities. The consolidated financial statements for the nine months ended November 30, 1998, include the accounts of the Partnership and thirty five Subsidiary Partnerships, one of which only has activity through the effective date of sale of the Partnership's interest and four of which only have activity through the effective date of sale of their properties and the related assets and liabilities (see Note 4). The Partnership is a limited partner, with an ownership interest of 98.99% in each of the Subsidiary Partnerships. Through the rights of the Partnership and/or one of its general partners (a "General Partner"), which General Partner has a contractual obligation to act on behalf of the Partnership, the right to remove the local general partner of the Subsidiary Part-nerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the Subsidiary Partnerships.

For financial reporting purposes, the Partnership's fiscal quarter ends on November 30. All Subsidiaries have fiscal quarters end-ing September 30. Accounts of Subsidiaries have been adjusted for intercompany transactions from October 1 through November
30. The Partnership's fiscal quarter ends on November 30 in order to allow adequate time for the Subsidiaries' financial statements to be prepared and consolidated. The books and records of the Part-nership are maintained on the accrual basis of accounting, in ac-cordance with generally accepted accounting principles ("GAAP").

All intercompany accounts and transactions have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated Subsidi-aries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a Subsidiary have been charged to the Partnership. Such losses aggregated approximately $0 and $0 and $86,000 and $0 for the three and nine months ended November 30, 1999 and 1998, respectively. The Partnership's investment in each Subsidiary is equal to the respective Subsidiary's partners' equity less minority interest capital, if any.

These unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended February 28, 1999. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the fi-nancial position of the Partnership as of November 30, 1999, the results of operations for the three and nine months ended Novem-ber 30, 1999 and 1998 and cash flows for the nine months ended November 30, 1999 and 1998. However, the operating results for the nine months ended November 30, 1999 may not be indicative of the results for the year.

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

The Purchase Money Notes, which provide for simple interest, will not be in default, if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding Subsidiary Partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. (As of November 30, 1999, the maturity dates of the Purchase Money
Notes associated with the remaining properties owned by the Subsidiary Partnerships were extended for three to five years (see below). Any interest not paid currently accrues, without further interest thereon, through the extended due date of the Purchase
Money Note. Continued accrual of such interest without payment would impact the effective rate of the Purchase Money Notes, specifically by reducing the current effective interest rate of 9%.
The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the Purchase Money Notes. Unpaid interest of $35,948,762 and $49,651,170 at November 30, 1999 and February
28, 1999, respectively, has been accrued and is included in the caption due to selling partners. In general, the interest on and the principal of each Purchase Money Note is also payable to the ex-tent of the Partnership's actual receipt of proceeds from the sale or refinancing of the apartment complex, or in some cases the interest in the Local Partnership in which the Partnership invested ("Local Partnership Interest") to which the Purchase Money Note relates.

The Partnership was permitted to extend the term of the Purchase Money Notes for up to five additional years. In connection with such extensions, the Partnership incurred an extension fee of 1 1/2% per annum of the outstanding principal balance of the Purchase Money Notes. The Partnership sent an extension notice to each Purchase Money Note holder that pursuant to the note it was extending the maturity. However in certain cases, the Part-nership did not pay the extension fee at that time, deferring such payment to the future. Extension fees in the amount of $729,349 were incurred by the Partnership through November 30, 1999.
Such Purchase Money Notes are now extended with maturity dates ranging from July 2001 to December 2004. Extension fees of $303,137 were accrued and added to the Purchase Money Notes balance.

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

During the nine months ended November 30, 1999 and 1998, the Partnership received cash flow distributions aggregating $182,415 and $142,973, respectively, of which $109,449 and $85,784 was used to pay interest on the Purchase Money Notes. In addition, the Partnership received a distribution of proceeds from the sale of one and four Local Partnerships aggregating $1,915,569 and $1,847,379 and proceeds from the sale of its Local Partnership Interest in five and one Local Partnership aggregating $2,828,103 and $100,000, respectively, of which $1,915,569 and $488,712 was used to pay principal on the Purchase Money Notes during the nine months ended November 30, 1999 and 1998, respectively.

Note 3 - Related Party Transactions

The costs incurred to related parties for the three and nine months ended November 30, 1999 and 1998 were as follows:
                        Three Months Ended          Nine Months Ended
                           November 30,                November 30,
                        1999          1998          1999          1998
Partnership manage-
  ment fees (a)      $  241,710    $  241,500    $  725,129    $  724,500
Expense reimburse-
  ment (b)               31,877        36,972        88,498        89,532
Property manage-
  ment fees
  incurred to
  affiliates of
  the General
  Partners (c)           32,188        32,014        70,386       133,093
Local administra-
  tive fee (d)            5,000         7,000        16,000        20,000
Total general and
  administrative-
  General Partners      310,775       317,486       900,013       967,125
Property manage-
  ment fees
  incurred to
  affiliates of the
  Subsidiary
  Partnerships'
  general partners (c)  123,958       261,655       619,279       776,984
Subsidiary
  Partnerships'
  general partners
  incentive fee (e)      (7,605)            0         3,165             0
Total general and
  administrative-
  related parties    $  427,128    $  579,141    $1,522,457    $1,744,109

(a) After all other expenses of the Partnership are paid, an annual Partnership management fee of up to .5% of invested assets is payable to the Partnership's General Partners and affiliates. Part-nership management fees owed to the General Partners amount-ing to approximately $1,719,000 and $1,143,000 were accrued and unpaid as of November 30, 1999 and February 28, 1999, respec-tively.

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

(c) Property management fees incurred by Local Partnerships to affiliates of the Local Partnerships amounted to $156,146 and $293,669 and $689,665 and $910,077 for the three and nine months ended November 30, 1999 and 1998, respectively. Of such fees $32,188 and $32,014 and $70,386 and $133,093, respectively, were incurred to a company which is also an affiliate of the General
Partners.

(d) Cambridge/Related Housing Associates Limited Partnership, the special limited partner of each of the Subsidiary Partnerships, owning .01%, is entitled to receive a local administrative fee of up to $2,500 per year from each Subsidiary Partnership.

(e) The Partnership entered into an agreement with the local gen-eral partner of Parktowne Ltd. and Westwood Apartment Com-pany Ltd., which provides for an annual incentive fee based on cash flow distributed from the respective properties. Such fee amounted to $(7,605) and $0 and $3,165 and $0 for the three and nine months ended November 30, 1999 and 1998, respectively.

Note 4 - Sale of Properties

General
The Partnership is currently in the process of winding up its op-erations and disposing of its investments. It is anticipated that this process will take a number of years. As of November 30, 1999, the Partnership has disposed of twenty of its forty-four original in-vestments. Nine additional investments are listed for sale and the Partnership anticipates that the fifteen remaining investments will be listed for sale by December 31, 2000. There may be no assur-ance as to when the Partnership will dispose of its last remaining investments or the amount of proceeds which may be received.
However, based on the historical operating results of the Local Partnerships and the current economic conditions including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the lim-ited partners their original investment.

Information Regarding Disposition
On January 16, 1998, the property and related assets and liabilities of Country Ltd. ("Country") and Northbrook III, Ltd. ("North-brook") were sold to a third party for approximately $3,247,000 and $1,998,000, respectively, resulting in gains of approximately $937,000 and $570,000, respectively. The Partnership used ap-proximately $860,000 and $90,000, respectively, of the net pro-ceeds to settle the associated Purchase Money Note and accrued interest thereon which had total outstanding balances of $2,517,000 and $77,000, respectively, resulting in forgiveness of indebtedness income of $1,656,000 and $3,000, respectively.

On April 21, 1998, the Partnership's limited partnership interest and related Purchase Money Note and interest thereon in Okla-homa City - Town and Country Village Apartments, Ltd. ("Town and Country") was assigned to the local general partner effective January 15, 1998, resulting in a gain of approximately $11,984,000.

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

On April 28, 1999, the Pacific Palms ("Pacific"), a limited partner-ship entered into a letter of intent to sell the Pacific Palms apart-ments to an unaffiliated third party purchaser for a price of $4,800,000. The contract was cancelled and is being modified to comply with a recently enacted State of California regulation re-garding prepayment of FHA mortgages such as the one secured by the Pacific Palms property. On November 9, 1999, Pacific en-tered into an amendment to the purchase agreement. The amendment contemplates a closing no later than April 30, 2000. In exchange for this, the third party purchaser has agreed to increase the purchase price to $4,900,000. The third party purchaser re-leased a deposit of $50,000 to Pacific as consideration for addi-tional time. No assurances can be given that the transaction will close.

On May 3, 1999, Rolling Meadows Apartments, Ltd. ("Rolling
Meadows") entered into an agreement for the purchase and sale of real estate with an unaffiliated third party for a price of $3,150,000. This agreement was conditioned upon several factors. The con-tract was cancelled. On November 24, 1999, Rolling Meadows entered into an agreement for the purchase and sale of real estate with an unaffiliated third party for a price of $2,450,000. The sale is expected to take place in early 2000. No assurances can be given that the sale will actually occur.

On May 5, 1999, the Westgate Associates Limited ("Westgate") entered into an agreement for the purchase and sale of real estate with an unaffiliated third party for a price of $2,055,000. The con-tract was terminated on August 24, 1999 by the unaffiliated third party pursuant to the terms of the agreement. On October 6, 1999, Westgate entered into an agreement for the purchase and sale of real estate with an unaffiliated third party for a purchase price of $2,055,000. The sale is expected to take place in early 2000. No assurances can be given that the sale will actually occur.

On May 5, 1999, The Wingate Associates Limited entered into an agreement for the purchase and sale of real estate with an unaffili-ated third party for a price of $2,560,000. Since entering into the contract the purchaser and seller have negotiated three separate amendments to such agreement. The most recent amendment entered into during December 1999 calls for a reduction in the purchase price to $2,360,000, an additional down payment of $25,000 and a closing no later than March 15, 2000. The closing is expected to occur in early 2000. No assurances can be given that the sale will actually occur.

On June 18, 1999, the Partnership's limited partnership interest in Warren Manor Apartments Limited Partnership was sold to the local general partners for $934,840, resulting in a loss in the amount of approximately $3,548,000. No proceeds were used to settle the associated Purchase Money Notes and accrued interest which had a total outstanding balance of approximately
$9,187,000, resulting in forgiveness of indebtedness income. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $9,349,000.

On June 18, 1999, the Partnership's limited partnership interest in Golf Manor Apartments Limited Partnership was sold to the local general partners for $255,473, resulting in a loss in the amount of approximately $544,000. No proceeds were used to settle the as-sociated purchase Money Notes and accrued interest which had a total outstanding balance of approximately $2,227,000, resulting in forgiveness of indebtedness income. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be ap-proximately $2,762,000.

On June 18, 1999, the Partnership's limited partnership interest in Warren Woods Apartments, L.P. was sold to the local general partners for $376,585, resulting in a loss in the amount of ap-proximately $1,914,000. No proceeds were used to settle the asso-ciated Purchase Money Notes and accrued interest which had a total outstanding balance of approximately $3,532,000, resulting in forgiveness of indebtedness income. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be ap-proximately $3,287,000.

On June 18, 1999, the Partnership's limited partnership interest in Rosewood Manor Apartments Limited Partnership was sold to the local general partners for $405,845, resulting in a loss in the amount of approximately $1,031,000. No proceeds were used to settle the associated Purchase Money Notes and accrued interest which had a total outstanding balance of approximately
$3,568,000, resulting in forgiveness of indebtedness income. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $5,003,000.

On June 18, 1999, the Partnership's limited partnership interest in Canton Commons Apartments Limited Partnership was sold to the local general partners for $855,360, resulting in a gain in the amount of approximately $986,000. No proceeds were used to settle the associated Purchase Money Notes and accrued interest which had a total outstanding balance of approximately
$7,816,000, resulting in forgiveness of indebtedness income. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $12,985,000.

On November 8, 1999, the property and the related assets and liabilities of Bethany Glen Associates ("Bethany") were sold to an unaffiliated third party for $3,450,000 resulting in a gain in the amount of approximately $1,875,000. The Partnership used
$1,916,000 of the net proceed to settle the associated Purchase
Money Note and accrued interest thereon which had a total out-standing balance of approximately $2,889,000, resulting in for-giveness of indebtedness income of $973,000. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $3,540,000.

Note 5 - Commitments and Contingencies

The following disclosure includes changes and/or additions to disclosures regarding the Subsidiary Partnership which was in-cluded in the Partnership's Annual Report on Form 10-K for the period ended February 28, 1999.

Westwood Apartments Company, Ltd.
Westwood Apartments Company, Ltd. ("Westwood") has experi-enced a significant decrease in occupancy levels in 1998 and 1999.
As a result, the partnership has incurred operating losses and cash deficits. In addition, the partnership continues to be in default on their mortgage payments. Westwood's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its mortgage and ultimately, to attain successful opera-tions. The partnership's investment in Westwood was approxi-mately $0 and $99,000 at November 30, 1999 and February 28,
1999 and the minority interest balance was zero at each date. The mortgage was assigned to the Department of Housing and Urban Development ("HUD") on February 18, 1999. In August 1999,
HUD sent correspondence to the general partner indicating that the mortgage is in foreclosure. The Partnership intends to pursue all workout options available including a sale of the property.

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

During the nine months ended November 30, 1999 and 1998, the Partnership received cash flow distributions aggregating $182,415 and $142,973, respectively, of which $109,449 and $85,784 was used to pay interest on the Purchase Money Notes. In addition, the Partnership received a distribution of proceeds from the sale of one and four Local Partnerships aggregating $1,915,569 and $1,847,379 and proceeds from the sale of its Local Partnership Interest in five and one Local Partnership aggregating $2,828,103 and $100,000, respectively, of which $1,915,569 and $488,712 was used to pay principal on the Purchase Money Notes during the nine months ended November 30, 1999 and 1998, respectively.

During the nine months ended November 30, 1999, cash and cash equivalents of the Partnership and its thirty consolidated Local Partnerships decreased approximately ($3,364,000). This decrease was due to principal payments of mortgage notes payable ($1,093,000), principal payments of Purchase Money Notes pay-able ($180,000), an increase in mortgage escrow deposits
($436,000), distributions paid to partners ($2,020,000), payments to selling partners ($109,000), acquisitions of property and equip-ment ($498,000) and cash used in operating activities ($1,854,000) which exceeded the proceeds from the sale of properties ($2,828,000). Included in the adjustments to reconcile the net in-come to cash used in operating activities is loss on sale of proper-ties ($6,051,000), forgiveness of indebtedness income ($26,330,000) and depreciation ($2,162,000).

The Partnership had a working capital reserve of approximately $2,404,000 at November 30, 1999. The working capital reserve is temporarily invested in money market accounts which can be easily liquidated to meet obligations as they arise. The General Partners believe that the Partnership's reserves, net proceeds from future sales and future cash flow distributions will be adequate for its operating needs and plan to continue investing available re-serves in short term investments. In March 1999 and 1998, a dis-tribution of approximately $2,000,000 and $2,011,000 and $20,000 and $20,000 was paid to the limited partners and General Partners, respectively, from net proceeds from the sale of properties. None of the total distributions of approximately $2,020,000 and $2,031,0000 for the nine months ended November 30, 1999 and 1998, was deemed to be a return of capital in accordance with GAAP.

Partnership management fees owed to the General Partners amounting to approximately $1,719,000 and $1,143,000 were ac-crued and unpaid as of November 30, 1999 and February 28, 1999.

The Local Partnerships which receive government assistance are subject to low-income use restrictions which limited the owners' ability to sell or refinance the properties. In order to maintain the existing inventory of affordable housing, Congress passed a series of related acts including the Emergency Low Income Preservation
Act of 1987, the Low-Income Housing Preservation and Resident Homeownership Act of 1990 (together the "Preservation Acts") and the Housing Opportunity Program Extension Act of 1996 (the
"1996 Act"). In exchange for maintaining the aforementioned use restrictions, the Preservation Acts provide financial incentives for owners of government assisted properties. The 1996 Act provides financial assistance by funding the sale of such properties to not-for-profit owners and also restores the owners ability to prepay their U.S. Department of Housing and Urban Development
("HUD") mortgage and convert the property to condominiums or market-rate rental housing. Local general partners have filed for incentives under the Preservation Acts or the 1996 Act for the following local partnerships: San Diego - Logan Square Gardens Company, Albuquerque - Lafayette Square Apts. Ltd., Westgate Associates Limited, Riverside Gardens Limited Partnership, Pa-cific Palms, Canton Commons Associates, Rosewood Manor Asso-ciates, Bethany Glen Associates and South Munjoy Associates,
Limited. The South Munjoy Associates, Limited property and the Riverside Gardens Limited Partnership were sold on September 9,
1997 and April 27, 1998, respectively. On June 18, 1999, the Rose-wood Manor Apartments, Limited Partnership and Canton Com-mons Apartments, Limited Partnership were sold. On November
8, 1999, Bethany was sold. The local general partners of the other properties are either negotiating purchase and sale contracts or exploring their alternatives under the 1996 Act.

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

Results of Operations

The results of operations of the Partnership, as well as the Local Partnerships, remained fairly consistent during the three and nine months ended November 30, 1999 and 1998 excluding Country,
Northbrook, Riverside, Cudahy and Bethany which sold their properties and Town and Country, Warren Manor Apartments
Limited Partnership, Golf Manor Limited Partnership, Warren
Woods Apartments L.P., Canton Commons Apartments Limited
Partnership and Rosewood Manor Apartments Limited Partner-ship in which the Partnership's interest was sold (collectively the "Sold Assets") and loss on impairment of assets. Contributing to the relatively stable operations at the Local Partnerships is the fact that a large portion of the Local Partnerships are operating under government assistance programs which provide for rental subsi-dies and/or reductions of mortgage interest payments under HUD
Section 8 and Section 236 programs.

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

Rental income decreased approximately 32% and 15% for the three and nine months ended November 30, 1999 as compared to 1998. Excluding the Sold Assets, rental income increased by ap-proximately 1% and decreased less than 1% for the three and nine months ended November 30, 1999 as compared to 1998.

Other income decreased approximately $44,000 and $93,000 for the nine months ended November 30, 1999 as compared to 1998.
Excluding the Sold Assets such income increased approximately
$12,000 and decreased approximately $11,000.

Total expenses, excluding the Sold Assets, administrative and management and loss on impairment of assets, remained fairly consistent with increases of approximately 3% and 2% for the three and nine months ended November 30, 1999 as compared to 1998.

Administrative and management (decreased) increased approxi-mately ($67,000) and $396,000 for the three and nine months ended November 30, 1999 as compared to 1998. Excluding the Sold Assets, such expense increased approximately $92,000 and $654,000 primarily due to an increase in legal fees incurred by the Partnership and the amortization of the Purchase Money Note extension fees.

Administrative and management-related parties, operating, re-pairs and maintenance, taxes and insurance, interest and deprecia-tion expense (decreased) approximately ($152,000) and ($222,000), ($162,000) and ($277,000), ($586,000) and ($641,000), ($233,000)
and ($330,000), ($342,000) and ($744,000), ($596,000) and
($1,043,000) for the three and nine months ended November 30, 1999 as compared to 1998, primarily due to decreases relating to the Sold Assets. Excluding the Sold Assets, administrative and management-related parties, operating, repairs and maintenance, taxes and insurance and interest increased (decreased) approxi-mately ($12,000) and ($32,000), $41,000 and $23,000, $12,000 and
$169,000, $26,000 and $23,000, $28,000 and ($9,000), respectively.
Excluding the Sold Assets, Pacific Palms, Ziegler Boulevard, Ltd., New Jersey, Ltd., Eastwyck II Ltd., Westwood Apartments Com-pany, Ltd., Parktowne, Ltd., Rolling Meadows Apartments, Ltd., Westgate Associates, Limited, Wingate Associates, Limited and Bethany Glen Associates for depreciation only, depreciation ex-pense remained fairly consistent with an increase of approxi-mately $18,000 and $16,000 for the three and nine months ended November 30, 1999 as compared to 1998. Pacific Palms, Ziegler Boulevard, Ltd., New Jersey, Ltd., Eastwyck II Ltd., Westwood Apartments Company, Ltd., Parktowne, Ltd., Rolling Meadows Apartments, Ltd., Westgate Associates, Limited, Wingate Associ-ates, Limited and Bethany Glen Associates are not depreciated during the period because they are classified as assets held for sale.

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

Bethany Glen Associates
The Partnership was a defendant in a lawsuit, Civil Action No. 99-00489; "William P. Monahan, et al. v. Cambridge + Related Hous-ing Properties Limited Partnership, et al.", in the Superior Court of the State of Arizona, in and for the county of Maricopa (the
"Court"). Mr. Monahan ("Plaintiff") was the general partner of Bethany and sought a judgment based on a Purchase Money Note executed by the Partnership in the original principal amount of $1,200,000 (the "Note"), plus alleged accrued interest and costs. Plaintiff also sought to foreclose on the limited partnership interest in Bethany Glen held by the Partnership. The Partnership had assigned its interest in Bethany Glen to Cambridge Liquidating
Trust, L.L.C. Plaintiff noticed a private sale of its alleged security interest in the limited partnership interest in Bethany Glen. A temporary restraining order was signed prohibiting any such fore-closure sale. Thereafter, a stipulation was filed in the case which provided that no foreclosure sale would take place, and Plaintiff would not be removed as general partner, until a preliminary injunction hearing took place. On April 13, 1999, counsel an-nounced to the Court that the parties had reached an agreement in principle to settle. In June of 1999, the parties executed formal settlement documents which settled the pending litigation and provided for, inter alia, the payment of consideration by the Part-nership, the modification of the existing terms of the Bethany Glen partnership agreement, an acknowledgement by Plaintiff that the Purchase Money Note was extended and reinstated, as well as the dismissal of all claims asserted in the lawsuit. Cambridge Liqui-dating Trust L.L.C.'s interest in Bethany Glen was assigned back to the Partnership. No foreclosure sale of any interest in Bethany
Glen took place and Mr. Monahan was not removed as general partner. An Order of Dismissal with Prejudice was signed by the Court on or about June 16, 1999, formally concluding the lawsuit.

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

In 1998, the Purchase Money Note holder, Roar Company (the "Noteholders") disputed the exact calculation of the extension fee. At the same time, negotiations began with the Noteholders to refinance or sell the Partnership's investments in the Roar Proper-ties in order to pay the Purchase Money Notes. The Partnership cannot sell or otherwise liquidate its investments in those Local Partnerships that have subsidy agreements with HUD during the period that such agreements are in existence without HUD's ap-proval. It is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances of principal, accrued interest and extension fees. No agreement has been reached with the Noteholders regarding the sale of the Roar Prop-erties or the calculation of the extension fee.

In order to facilitate an orderly disposition of the Partnership's assets, the Partnership formed Cambridge Liquidating Trust II ("Trust II"), a Massachusetts general partnership, on December 31, 1998, which is owned 99% by Cambridge Liquidating GP II, L.L.C. ("GP II") and 1% by Cambridge Liquidating GP I, L.L.C. ("GP I"). Both GP I and GP II are owned by the Partnership.

The Partnership then assigned its limited partnership interests in the Roar Properties to Trust II. In each case, the interests were assigned subject to each respective Purchase Money Note. The assignment did not involve any consideration being paid to the Partnership; therefore, there should not be any tax effect to the limited partners of the Partnership.

Prior to September 1, 1999, the Noteholders were tendered the sums calculated to be due as the extension fees under the Purchase Money Notes as of August 31, 1999. The Noteholders did not formally respond to this tender or dispute the calculation of the extension fee amount and did not return the fees. However, a representative stated that the tender of the fees will be rejected and the fees will be returned.

On August 27, 1999, Trust II filed a Declaratory Judgment Action styled Cambridge Liquidating Trust II v. Roar Company, et al,
Cause No. 99-6802 in the 191st District Court of Dallas County
Texas seeking a court ruling as to the proper calculation of the extension fee [the "Action"]. On September 20, 1999, the Note-holders filed an Answer in the Action and denied all allegations.
The Noteholders have previously asserted that they have a valid security interest in the Local Partnership Interests. It is possible that the Noteholders will attempt to declare the Purchase Money
Notes to be due and commence foreclosure on the Local Partner-ship Interests based upon a contention that the extension fees were not paid in the proper amount. The Action has now been set for trial in August of 2000 and discovery is not complete. Manage-ment of the Partnership will vigorously prosecute the Action and may asserts claims against the Noteholders. The General Partner can express no opinion on the outcome of the case.

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

Date:  January 3, 2000

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes,
			Vice President and
			Principal Financial Officer

Date:  January 3, 2000

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps,
			Treasurer and
			Principal Accounting Officer


	By:	RELATED HOUSING PROGRAMS
		CORPORATION, a General Partner

Date:  January 3, 2000

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes,
			Vice President and
			Principal Financial Officer

Date:  January 3, 2000

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps,
			Treasurer and
			Principal Accounting Officer