Form 10-K
period 2000-02-29
CAMBRIDGE RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
filed 2000-05-26
CIK 718915

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

   X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
_______  EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2000

                                       OR

_______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-12634

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Massachusetts                                             13-3161322
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

625 Madison Avenue, New York, New York                                  10022
-------------------------------------------                           ----------
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
       Title of Class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X    No
                                                -----      -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                       DOCUMENTS INCORPORATED BY REFERENCE
         None
Page 1 of 160

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

The Partnership completed its initial public offering (the "Offering") on May 4, 1984. Pursuant to the Offering, the Partnership issued 5,019 Initial Limited Partnership Interests in 1984 and 5,019 Additional Limited Partnership Interests in 1985, resulting in $50,190,000 in Gross Proceeds and $36,638,700 of net proceeds available for investment and reserves. The Partnership is currently in the process of winding up its operations and disposing of its investments. It is anticipated that this process will take a number of years. See "Sales of Underlying Properties/Local Partnership Interests" below. As of February 29, 2000, the Partnership has disposed of twenty of its forty-four original investments.

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

The Partnership is in the process of winding down its operations as it continues to sell its asset;. therefore investment objectives (1), (2) and (4) are no longer applicable. The Partnership has to date distributed approximately $6,167,000 from sales transactions and expects to continue to make distributions from excess sales proceeds, although such aggregate distributions are not currently anticipated to equal the original investment. The Partnership will no longer be generating passive losses due to the sale of properties. However, passive losses previously allocated (to the extent unused) are available to offset the income expected to be generated form the sales effort.

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

PURCHASE MONEY NOTES

Nonrecourse Purchase Money Notes (the "Purchase Money Notes") were issued to the selling partners of the Subsidiary Partnerships as part of the purchase price, and are secured only by the Partnership's interest in the Subsidiary Partnership to which the Purchase Money Note relates.

The Purchase Money Notes, which provide for simple interest, will not be in default, if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding Subsidiary Partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. As of February 29, 2000, the maturity dates of the Purchase Money Notes associated with the remaining properties owned by the Subsidiary Partnerships were extended for three to five years (see below). Any interest not paid currently accrues, without further interest thereon, through the extended due date of the Purchase Money Note. Continued accrual of such interest without payment would impact the effective rate of the Purchase Money Notes, specifically by reducing the current effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the Purchase Money Notes. Unpaid interest of $36,560,820 and $49,651,170 at February 29, 2000 and February 28, 1999, respectively, has been accrued and is included in the caption due to selling partners. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds from the sale or refinancing of the Apartment Complex, or in some cases the Local Partnership Interest to which the Purchase Money Note relates.

The Partnership was permitted to extend the term of the Purchase Money Notes for up to five additional years. In connection with such extensions, the Partnership incurred an extension fee of 1/2% per annum of the outstanding principal balance of the Purchase Money Notes. The Partnership sent an extension notice to each Purchase Money Note holder that pursuant to the Purchase Money Note it was extending the maturity. However in certain cases, the Partnership did not pay the extension fee at that time, deferring such payment to the future. Extension fees in the amount of $719,010 were incurred by the Partnership through February 29, 2000. Such Purchase Money Notes are now extended with maturity dates ranging from July 2001 to December 2004. Extension fees of $564,682 were accrued and added to the Purchase Money Notes balance.

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

The Local Partnerships which receive government assistance are subject to low-income use restrictions which limited the owners' ability to sell or refinance the properties. In order to maintain the existing inventory of affordable housing, Congress passed a series of related acts including the Emergency Low Income Preservation Act of 1987, the Low-Income Housing Preservation and Resident Homeownership Act of 1990 (together the "Preservation Acts") and the Housing Opportunity Program Extension Act of 1996 (the "1996 Act"). In exchange for maintaining the aforementioned use restrictions, the Preservation Acts provide financial incentives for owners of government assisted properties. The 1996 Act provides financial assistance by funding the sale of such properties to not-for-profit owners and also restores the owners ability to prepay their HUD mortgage and convert the property to condominiums or market-rate rental housing. Local general partners have filed for incentives under the Preservation Acts or the 1996 Act for the following local partnerships: San Diego - Logan Square Gardens Company, Albuquerque - Lafayette Square Apts. Ltd., Westgate Associates Limited, Riverside Gardens, a Limited Partnership, Pacific Palms, a Limited Partnership, Canton Com-mons Associates, Rosewood Manor Associates, Bethany Glen Associates and South Munjoy Associates, Limited. The South Munjoy Associates, Limited property and the Riverside Gardens limited partnership were sold on September 9, 1997 and April 27, 1998, respectively. The Bethany Glen Associates, property and Canton Commons Associates and Rosewood Manor Associates limited partnership interests were sold on November 8, 1999 and June 18, 1999. The Westgate Associates Limited Partnership entered into a purchase and sale contract with an unaffiliated third party purchaser as of March 6, 2000. No assurance can be given that the transaction will be consummated. The local general partners of the other properties are either negotiating purchase and sale contracts or exploring their alternatives under the 1996 Act.

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

On October 20, 1999, President Clinton signed FY 2000 VA, the HUD Independent Agencies Appropriations Act (the "Appropriations Act"). The Appropriations Act contains revisions to the HUD Mark-to-Market Program and other HUD programs concerning the preservation of the HUD housing stock. On December 29, 1999 HUD issued Notice H99-36 addressing "Project Based Section 8 Contracts Expiring in Fiscal Year 2000" reflecting the changes in the Appropriations Act and superceding earlier HUD Notices 98-34, 99-08, 99-15, 99-21 and 99-32. Notice 99-36 clarifies many of the earlier uncertainties with respect to the earlier HUD Section 8 Mark-to-Market Programs and continued the Mark-up-to-Market Program which allows owners with Section 8 contracts to increase the rents to market levels where contract rents are currently below market.

SALES OF UNDERLYING PROPERTIES/LOCAL PARTNERSHIP INTERESTS

GENERAL

The Partnership is currently in the process of winding up its operations and disposing of its investments. It is anticipated that this process will take a number of years. As of February 29, 2000, the Partnership has disposed of twenty of its forty-four original investments. Nine additional investments are listed for sale and the General Partner anticipates that the fifteen remaining investments will be listed for sale by December 31, 2001. There can be no assurance as to when the Partnership will dispose of its last remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions including changes in tax laws, it is unlikely that the proceeds from such sales will be sufficient to return the limited partners, original investment.

In order to facilitate an orderly disposition of the Partnership's assets, the Partnership formed two entities: Cambridge Liquidating Trust LLC ("Trust I"), a Massachusetts limited liability company which is owned 99.99% by the Partnership and .01% by affiliates of Related; and, Cambridge Liquidating Trust II ("Trust II"), a Massachusetts general partnership which is owned 99% by Cambridge Liquidating GP II, L.L.C. ("GP II") and 1% by Cambridge Liquidating GP I, L.L.C. ("GP I"). Both GP I and GP II are owned by the Partnership.

On December 30, 1998, the Partnership contributed its limited partnership interest in Bethany Glen Associates, Westwood, Ltd., Parktowne, Ltd., Rolling Meadows Apartments, Ltd., Buena Vista Apartments, Ltd. and Wingate Associates, Ltd. to Trust I. On December 31, 1998, the Partnership contributed its limited partnership interests in Grandview-Blue Ridge Manor Limited, Breckenridge-Chaparral Apartments II, Ltd., El Paso-Gateway East, Ltd., Albequerque-Lafayette Square Apartments, Ltd., Corpus Christi-Oso Bay Apartments, Ltd., Westgate Associates Limited, San Diego-Logan Square Gardens Co., Ardmore-Rolling Meadows of Ardmore, Ltd., Fort Worth-Northwoods Apartments, Ltd. and Stephenville-Tarleton Arms Apartments, Ltd. to Trust II. In each case, the interests were contributed subject to each respective Purchase Money Note. The contribution did not involve any consideration being paid to the Partnership, therefore, there was no tax effect to the limited partners of the Partnership.

INFORMATION REGARDING DISPOSITION

On September 17, 1996, the property and the related assets and liabilities of Oakland-Keller Plaza ("Keller Plaza") were sold to a third party for $8,800,000 resulting in a gain in the amount of approximately $4,937,000. The Partnership used approximately $3,473,000 of the net proceeds to settle the associated Purchase Money Note and accrued interest which had a total outstanding balance of approximately $4,066,000 resulting in forgiveness of indebtedness income of approximately $593,000. In 1997, additional proceeds were received and paid to the Purchase Money Note holder resulting in a decrease in the forgiveness of indebtedness income of approximately $66,000.

On April 25, 1997, the Partnership's Local Partnership Interest in Los Caballeros Apartments ("Los Caballeros") was sold to the general partners of Los Caballeros for $100,000, resulting in a gain in the amount of approximately $501,000. No proceeds were used to settle the associated Purchase Money Note and accrued interest thereon which had a total outstanding balance of approximately $3,188,000, resulting in forgiveness of indebtedness income.

On September 9, 1997, the property and the related assets and liabilities of South Munjoy Associates, Limited ("South Munjoy") were sold to Montfort Housing Limited Partnership, which is an affiliate of Mainland Development Company of Portland, Maine ("Mainland Development") for $3,000,000, resulting in a loss in the amount of approximately $225,000. The Partnership used approximately $1,313,000 of the net proceeds to settle the associated Purchase Money Note and accrued interest thereon which had a total outstanding balance of approximately $3,247,000, resulting in forgiveness of indebtedness income of approximately $1,934,000.

On December 12, 1997, the Partnership's limited partnership interests in Grosvenor South Apartments Limited Partnership and Grosvenor South Apartments #2 Limited Partnership (together, the "Grosvenors") were sold to the general partners of the Grosvenors for approximately $1,114,000, resulting in a loss in the amount of approximately $1,409,000. No proceeds were used to settle the associated Purchase Money Notes and accrued interest which had a total outstanding balance of approximately $5,058,000, resulting in forgiveness of indebtedness income.

On December 12, 1997, the Partnership's limited partnership interests in Clinton Plaza Apartments Limited Partnership and Clinton Plaza Apartments #2 Limited Partnership (together the "Clintons") were sold to the general partners of the Clintons for approximately $1,673,000, resulting in a loss in the amount of approximately $2,769,000. No proceeds were used to settle the associated Purchase Money Notes and accrued interest which had a total outstanding balance of approximately $9,690,000, resulting in forgiveness of indebtedness income.

On January 16, 1998, the property and related assets and liabilities of Country Ltd. ("Country") and Northbrook III, Ltd. ("Northbrook") were sold to a third party for a combined purchase price of $5,256,000, resulting in gains of approximately $1,508,000 during the year ended February 1998. The Partnership used approximately $861,000 and $90,000, respectively, of the net proceeds to settle the associated Purchase Money Note and accrued interest thereon which had total outstanding balances of $2,517,000 and $77,000, respectively, resulting in forgiveness of indebtedness income (loss) of $1,656,119 and ($13,044) and related Purchase Money Note and interest thereon, during the year ended February 28, 1998.

On April 21, 1998, the Partnership's limited partnership interest and related Purchase Money Note and interest thereon in Oklahoma City - Town and Country Village Apartments, Ltd. ("Town and Country") was assigned to the local general partner effective January 15, 1998, resulting in a gain of approximately $11,970,000.

On April 27, 1998, the property and the related assets and liabilities of Riverside Gardens Limited Partnership ("Riverside") and Cudahy Gardens Limited Partnership ("Cudahy") were sold to a third party for approximately $1,834,000 and $232,000, respectively, resulting in losses of approximately $432,000 and $148,000 plus the assumption of the related mortgage notes. The Partnership used approximately $451,000 and $56,000, respectively, of the net proceeds to settle the associated Purchase Money Note and accrued interest thereon which had total outstanding balances of approximately $5,402,000 and $2,672,000, respectively, resulting in forgiveness of indebtedness income of approximately $4,951,000 and $2,616,000, respectively.

On November 25, 1998, the Parktowne, Ltd., Westwood Apartments Company, Ltd., Eastwyck III, Ltd., New Jersey, Ltd., and Zeigler Boulevard, Ltd. Partnerships entered into purchase and sale agreements to sell the properties and the related assets and liabilities to an unaffiliated third party. During December 1998, the purchaser failed to provide the necessary down payment thereby terminating the contract. The Local General Partner is actively pursuing other interested purchasers.

On April 28, 1999, Pacific Palms ("Pacific"), a limited partnership entered into a letter of intent to sell the Pacific Palms apartments to an unaffiliated third party purchaser for a price of $4,800,000. On November 9, 1999, Pacific entered into an amendment to the purchase agreement. The amendment contemplated a closing no later than April 30, 2000. In exchange for agreeing to the amendments, the purchaser agreed to increase the purchase price to $4,900,000. The third party purchaser released a deposit of $50,000 to Pacific as consideration for additional time. The sale took place on April 28, 2000 (see
Item 8. Financial Statements and Supplemental Data, Note 12).

On May 5, 1999, the Wingate Associates Limited entered into an agreement for the purchase and sale of real estate with an unaffiliated third party for a price of $2,560,000. Since entering into the agreement the purchaser and Wingate Associates Limited have negotiated amendments to such agreement. The amendments call for a reduction in the purchase price to $2,360,000, an additional down payment of $25,000, and a closing no later than May 31, 2000. The closing is expected to occur in 2000. No assurances can be given that the sale will actually occur.

On June 18, 1999, the Partnership's limited partnership interest in Warren Manor Apartments Limited Partnership was sold to the local general partners for approximately $935,000, resulting in a loss in the amount of approximately $3,548,000. No proceeds were used to settle the associated Purchase Money Note and accrued interest which had a total outstanding balance of approximately $9,187,000, resulting in forgiveness of indebtedness income.

On June 18, 1999, the Partnership's limited partnership interest in Golf Manor Apartments Limited Partnership was sold to the local general partners for approximately $255,000, resulting in a loss in the amount of approximately $544,000. No proceeds were used to settle the associated Purchase Money Note and accrued interest which had a total outstanding balance of approximately $2,227,000, resulting in forgiveness of indebtedness income.

On June 18, 1999, the Partnership's limited partnership interest in Warren Woods Apartments, L.P. was sold to the local general partners for approximately $377,000, resulting in a loss in the amount of approximately $1,914,000. No proceeds were used to settle the associated Purchase Money Note and accrued interest which had a total outstanding balance of approximately $3,532,000, resulting in forgiveness of indebtedness income.

On June 18, 1999, the Partnership's limited partnership interest in Rosewood Manor Apartments Limited Partnership was sold to the local general partners for approximately $406,000, resulting in a loss in the amount of approximately $1,031,000. No proceeds were used to settle the associated Purchase Money Note and accrued interest which had a total outstanding balance of approximately $3,568,000, resulting in forgiveness of indebtedness income.

On June 18, 1999, the Partnership's limited partnership interest in Canton Commons Apartments Limited Partnership was sold to the local general partners for approximately $855,000, resulting in a gain in the amount of approximately $987,000. No proceeds were used to settle the associated Purchase Money Note and accrued interest which had a total outstanding balance of approximately $7,816,000, resulting in forgiveness of indebtedness income.

On October 6, 1999, Westgate Associates Limited ("Westgate") entered into an agreement for the purchase and sale of real estate with an unaffiliated third party for a purchase price of $2,055,000. The sale is expected to take place in September 2000. No assurances can be given that the sale will actually occur.

On November 8, 1999, the property and the related assets and liabilities of Bethany Glen Associates ("Bethany") were sold to an unaffiliated third party for $3,450,000, resulting in a gain in the amount of approximately $1,582,000. The Partnership used $2,494,000 of the net proceed to settle the associated Purchase Money Note and accrued interest thereon which had a total outstanding balance of approximately $2,889,000, resulting in forgiveness of indebtedness income of $395,000.

On January 17, 2000, Rolling Meadows Apartments, Ltd. ("Rolling Meadows") entered into an agreement for the purchase and sale of real estate with an unaffiliated third party for a purchase price of $2,400,000. The sale is expected to occur in August 2000. No assurances can be given that the sale will actually occur.

On March 6, 2000, Westwood Apartments Company, Ltd. ("Westwood") entered into an agreement for the purchase and sale of real estate with an unaffiliated third party for a purchase price of $2,025,000. The sale is expected to occur in June 2000. No assurances can be given that the sale will actually occur.

Effective January 1, 1999, Parktowne Ltd. ("Parktowne") adopted a plan to sell its property. Accordingly, the Subsidiary Partnership has revalued its assets and liabilities to the amount expected to be collected and paid upon sale. Up through January 1, 1999, Parktowne recorded its results of its operation using accounting principles applicable to going concern entities. On March 6, 2000, Parktowne, entered into an agreement for the purchase and sale of real estate with an unaffiliated third party for a purchase price of $2,500,000. The sale is expected to occur in June 2000. No assurances can be given that the sale will actually occur.

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

Item 2.  Properties.

As of February 29, 2000, the Partnership holds a 98.99% limited partnership interest in each of twenty-four Local Partnerships, which own twenty-four residential Apartment Complexes receiving Government Assistance. During the fiscal year ended February 29, 2000, the property and the related assets and liabilities owned by one Local Partnership were sold to third parties and the Partnership's Local Partnership Interest in five other Local Partnerships were sold to the Local Partnership's general partner. Through the fiscal year ended February 29, 2000, the properties and the related assets and liabilities owned by eight Local Partnerships were sold to third parties and the Partnership's Local Partnership Interest in twelve other Local Partnerships were sold to the Local Partnership's general partners, respectively. Set forth below is a schedule of these Local Partnerships, including certain information concerning the Apartment Complexes (the "Local Partnership Schedule"). See Schedule III to the financial statements included herein for additional information pertaining to the Apartment Complexes.

                           LOCAL PARTNERSHIP SCHEDULE
                           --------------------------

                                           GOVERNMENT
                                 YEAR      ASSISTANCE
                                           ----------           PERCENTAGE OF UNITS
NAME AND LOCATION OF PROPERTY    COM-         HUD             OCCUPIED AT DECEMBER 31,
                                                          --------------------------------
(NUMBER OF UNITS) (B)            PLETED    PROGRAMS (A)   1999   1998   1997   1996   1995
---------------------            ------    -------------  ----   ----   ----   ----   ----
Caddo Parish-Villas South, Ltd.   1972     Sec.221(d)(4)   86%    86%    86%    86%    86%
  Shreveport, Louisiana (172)

Oklahoma City-Town and            1973     Sec.207         (j)    (j)     67%   57%    81%
  Country Village
  Apartments, Ltd.
  Oklahoma City, Oklahoma (201)

Rolling Meadows of
  Chickasha, Ltd.                 1972     Sec.236         (f)    (f)    (f)   (f)     72%
  Chickasha, Oklahoma (112)

New Jersey, Ltd.                  1977     Sec.221(d)(4)   83%    96%    98%    93%    95%
  Mobile, Alabama (112)

Zeigler Boulevard, Ltd.           1981     Sec.221(d)(4)   85%   100%    99%    88%    92%
  Mobile, Alabama (112)

Eastwyck III, Ltd.                1979     Sec.221(d)(4)   98%    96%    96%    98%    94%
  Mobile, Alabama (48)

Breckenridge-Chaparral
  Apartments II, Ltd.             1973     Sec.236         (k)    94%    98%    98%    99%
  Breckenridge, Texas (88)

Country, Ltd.                     1978     Sec.221(d)(4)   (i)    (i)    94%    92%    90%
  Ridgeland, Mississippi (112)(c)

Westwood Apartments
  Company, Ltd.                   1978     Sec.221(d)(4)   57%    45%    68%    86%    83%
  Montgomery, Alabama (176)



                           LOCAL PARTNERSHIP SCHEDULE
                           --------------------------
                                  (continued)
                                  -----------
                                           GOVERNMENT
                                 YEAR      ASSISTANCE
                                           ----------           PERCENTAGE OF UNITS
NAME AND LOCATION OF PROPERTY    COM-         HUD             OCCUPIED AT DECEMBER 31,
                                                          --------------------------------
(NUMBER OF UNITS) (B)            PLETED    PROGRAMS (A)   1999   1998   1997   1996   1995
---------------------            ------    -------------  ----   ----   ----   ----   ----
Parktowne, Ltd.                   1978     Sec.221(d)(4)   93%    97%    97%    89%    98%
  Montgomery, Alabama (144)

Corpus Christi-Oso Bay
  Apartments, Ltd.                1973     Sec.236         (k)    99%   100%    98%    99%
  Corpus Christi, Texas (104)

Northbrook III, Ltd.              1981     Sec.221(d)(4)   (i)    (i)    85%    94%    92%
  Jackson, Mississippi (68)(c)             Sec.8

Bethany Glen Associates           1971     Sec.221(d)(3)   (l)    95%    97%   99%    95%
  Glendale, Arizona (150)                  Sec.8

Albuquerque-Lafayette
  Square Apts., Ltd.              1973     Sec.236         (k)    99%    99%    99%   100%
  Albuquerque, New Mexico (188)

Roper Mountain Apartments         1979     Sec.221(d)(4)   (e)    (e)    (e)    (e)    97%
  Greenville, South Carolina (152)

Warren Manor Apartments
  Limited Partnership
  Warren, Michigan
    Warren Manor I (344)          1968     Sec.221(d)(4)   (m)    95%    97%    94%    95%
    Warren Manor II (136)         1970     Sec.221(d)(4)   (m)    95%    96%    93%    95%

Golf Manor Apartments             1970     Sec.221(d)(4)   (m)    98%    96%    95%    97%
  Limited Partnership
  Roseville, Michigan (128)

Warren Woods Apartments           1971     Sec.221(d)(4)   (m)    99%    96%    98%    98%
  Limited Partnership
  Warren, Michigan (192)

Canton Commons Apartments         1973     Sec.221(d)(4)   (m)    96%    96%    98%    99%
  Canton, Michigan (452)                   Sec.236
                                           Sec.8

Los Caballeros Apartments         1976     Sec.236         (h)    (h)    (h)    88%    93%
  Thornton, Colorado (144) (d)

Rosewood Manor Apartments         1972     Sec.236         (m)    99%    96%    99%    99%
  Rosewood, Michigan (207)                 Sec.8

Grosvenor South Apartments        1969     Sec.221(d)(3)   (h)    (h)    (h)    98%    96%
  Limited Partnership



                           LOCAL PARTNERSHIP SCHEDULE
                           --------------------------
                                  (continued)
                                  -----------
                                           GOVERNMENT
                                 YEAR      ASSISTANCE
                                           ----------           PERCENTAGE OF UNITS
NAME AND LOCATION OF PROPERTY    COM-         HUD             OCCUPIED AT DECEMBER 31,
                                                          --------------------------------
(NUMBER OF UNITS) (B)            PLETED    PROGRAMS (A)   1999   1998   1997   1996   1995
---------------------            ------    -------------  ----   ----   ----   ----   ----
  Taylor, Michigan (182)

Grosvenor South Apartments        1969     Sec.221(d)(4)   (h)    (h)    (h)    98%    90%
  #2 Limited Partnership
  Taylor, Michigan (54)

Clinton Plaza Apartments          1969     Sec.221(d)(3)   (h)    (h)    (h)    99%    96%
  Limited Partnership
  Clinton, Michigan (168)

Clinton Plaza Apartments          1970     Sec.221(d)(3)   (h)    (h)    (h)    99%    95%
  #2 Limited Partnership
  Clinton, Michigan (192)

Oakland-Keller Plaza              1972     Sec.236         (e)    (e)    (e)    (e)   100%
  Oakland, California (200)                Sec.8

San Diego-Logan Square
  Gardens Company                 1970     Sec.236         (k)    98%   100%   100%   100%
  San Diego, California (170)              Sec.8

Grandview-Blue Ridge Manor, Ltd.  1972     Sec.236         (k)    93%    74%    91%    94%
  Grandview, Missouri (80)

Ardmore-Rolling Meadows
  of Ardmore, Ltd.                1974     Sec.236         (k)    98%    91%    98%    97%
  Ardmore, Oklahoma (101)

El Paso-Gateway East, Ltd.        1972     Sec.236         (k)    96%   100%   100%    99%
  El Paso, Texas (104)                     Sec.8

Fort Worth-Northwood
  Apartments, Ltd.                1972     Sec.236         (k)    92%    97%    98%    98%
  Fort Worth, Texas (100)

Stephenville-Tarleton Arms
  Apartments, Ltd.                1972     Sec.236         (k)    95%    94%    97%    99%
  Stephenville, Texas (128)                Sec.8

Cudahy Gardens,
  a Limited Partnership           1971     Sec.236         (i)    (i)    98%   100%    98%
  Cudahy, California (100)                 Sec.8

Pacific Palms,
  a Limited Partnership           1972     Sec.236         90%    98%    95%    92%    94%
  Palm Springs, California (139)



                           LOCAL PARTNERSHIP SCHEDULE
                           --------------------------
                                  (continued)
                                  -----------
                                           GOVERNMENT
                                 YEAR      ASSISTANCE
                                           ----------           PERCENTAGE OF UNITS
NAME AND LOCATION OF PROPERTY    COM-         HUD             OCCUPIED AT DECEMBER 31,
                                                          --------------------------------
(NUMBER OF UNITS) (B)            PLETED    PROGRAMS (A)   1999   1998   1997   1996   1995
---------------------            ------    -------------  ----   ----   ----   ----   ----
Riverside Gardens,
  a Limited Partnership           1971     Sec.236         (i)    (i)    99%    94%    96%
  Riverside, California (192)

Bay Village Company               1971     Sec.236         99%    95%    96%    98%    98%
  Fall River, Massachusetts (206)          Sec.8

Buena Vista Manor
  Apartments, Ltd.                1969     Sec.221(d)(3)   98%   100%    96%    98%    93%
  Nashville, Tennessee (200)               Sec.8

Rolling Meadows
  Apartments, Ltd.                1971     Sec.236         98%    96%    99%    99%    95%
  Midwest City, Oklahoma (200)             Sec.8

Westgate Associates, Limited      1971     Sec.236         93%    89%    98%    98%    97%
  Brattleboro, Vermont (100)               Sec.8

Wingate Associates, Limited       1972     Sec.236         98%    97%    98%    98%    99%
  Laconia, New Hampshire (100)             Sec.8

South Munjoy
  Associates, Limited             1966     Sec.221(d)(3)   (g)    (g)    (g)    91%    98%
  Portland, Maine (140)

Cedar Hill Apartments, Ltd.       1973     Sec.236        100%    93%    97%    97%   100%b
  Monticello, Arkansas (60)

Char-Mur Apartments, Ltd.         1973     Sec.236         77%    58%    71%    88%    89%
  Trumann, Arkansas (48)

Crossett Apartments, Ltd.         1973     Sec.236        100%    98%   100%   100%   100%
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

1) HUD provides mortgage insurance for rental housing projects pursuant to a number of sections of Title II of the National Housing Act ("NHA"), including
Section 236, Section 221(d)(4), Section 221(d)(3) and Section 220. Under all of these programs, HUD will generally provide insurance equal to 100% of the total replacement cost of the project to non-profit owners and 90% of the total replacement cost to limited-distribution owners. Mortgages are pro-vided by institutions approved by HUD, including banks, savings and loan companies and local housing authorities. Section 221(d)(4) of NHA provides for federal insurance of private construction and permanent mortgage loans to finance new construction of rental apartment complexes containing five or more units. The most significant difference between the 221(d)(4) program and the 221(d)(3) program is the maximum amount of the loan which may be obtained. Under the 221(d)(3) program, non-profit sponsors may obtain a permanent mortgage equal to 100% of the total replacement cost; no equity contribution is required of a non-profit sponsor. In all other respects, the 221(d)(3) program is substantially similar to the 221(d)(4) program.

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

(b) State of jurisdiction is the same state as the location, unless otherwise indicated.

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

(i) The property and the related assets and liabilities were sold during the fiscal year ended February 29, 1999 (see Note 10 in Item 8. Financial Statements and Supplemental Data).

(j) The Partnership's Local Partnership Interests in these Local Partnerships were sold during the fiscal year ended February 29, 1999 (see note 10 in Item 8. Financial Statements and Supplemental Data).

(k) As a result of on-going litigation related to the Roar Properties (as defined herein), occupancy rates have not been provided by the management agent pursuant to the instructions from the Local General Partner.

(l) The property and the related assets and liabilities were sold during the fiscal year ended February 29, 2000 (see Note 10 in Item 8. Financial Statements and Supplemental Data).

(m) The Partnership's Local Partnership Interests in these Local Partnerships were sold during the fiscal year ended February 29, 2000 (see Note 10 in Item 8. Financial Statements and Supplemental Data).

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

Management of the Local Partnership continuously reviews the physical state of the properties and budgets improvements when required which are generally funded from cash flows from operations or release of replacement reserve escrows. No improvements are expected to require additional financing.

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

Item 3.  Legal Proceedings.

WESTWOOD APARTMENTS COMPANY LTD.
On October 16, 1998, the Westwood Apartments Company Ltd. ("Westwood") commenced this action in the Supreme Court of the State of New York, County of New York, against Edward Osborn, Charles V. Welden, Jr. and Westwood, Ltd. In the complaint, Westwood asserted that defendants improperly took the position that the maturity dates of promissory notes signed by Westwood in the amounts of $850,000 and $1,225,000, respectively, were not extended by Westwood as the result of which, according to defendants, the notes were past due and defen-dants were entitled to sell Westwood's 99% partnership interests in Parktowne, Ltd. and Westwood which collateralized the notes.

In May, 1999, Westwood entered into a settlement agreement discontinuing the litigation with the defendants pursuant to which, among other things, the defendants have acknowledged that the notes were properly extended and spelling out the percentage of the proceeds to which Westwood will be entitled upon the sale of the underlying properties, depending on when they are sold.

GRANDVIEW-BLUE RIDGE MANOR LIMITED, BRECKENRIDGE-CHAPARRAL APARTMENTS II, LTD., EL PASO-GATEWAY EAST, LTD., ALBUQUERQUE-LAFAYETTE SQUARE APARTMENTS, LTD., CORPUS CHRISTI-OSO BAY APARTMENTS, LTD., SAN DIEGO-LOGAN SQUARE GARDENS CO., ARDMORE-ROLLING MEADOWS OF ARDMORE, LTD., FORT WORTH-NORTHWOODS APARTMENTS, LTD., STEPHENVILLE-TARLETON ARMS APARTMENTS, LTD., AND CADDO PARRISH-VILLAS SOUTH, A LOUISIANA LIMITED PARTNERSHIP F/K/A VILLAS SOUTH, LTD. (THE "ROAR PROPERTIES").

In 1998, the Purchase Money Note holder, Roar Company (the "Noteholders") disputed the exact calculation of the extension fee. At the same time, negotiations began with the Noteholders to refinance or sell the Partnership's investments in the Roar Properties in order to pay the Purchase Money Notes. The Partnership cannot sell or otherwise liquidate its investments in those Local Partnerships that have subsidy agreements with HUD during the period that such agreements are in existence without HUD's approval. It is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances of principal, accrued interest and extension fees. No agreement has been reached with the Noteholders regarding the sale of the Roar Properties or the calculation of the extension fee.

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

On August 27, 1999, Trust II filed a Declaratory Judgment Action styled Cambridge Liquidating Trust II v. Roar Company, et al, Cause No. 99-6802 in the 191st District Court of Dallas County Texas seeking a court ruling as to the proper calculation of the extension fee (the "Action"). On September 20, 1999, the Noteholders filed an Answer in the Action and denied all allegations. The Noteholders have previously asserted that they have a valid security interest in the Local Partnership Interests. It is possible that the Noteholders will attempt to declare the Purchase Money Notes to be due and commence foreclosure on the Local Partnership Interests based upon a contention that the extension fees were not paid in the proper amount. The Action has now been set for trial in August of 2000 and discovery is not complete. Management of the Partnership will vigorously prosecute the Action and may asserts claims against the Noteholders. The General Partner can express no opinion on the outcome of the case.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fiscal year covered by this report through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Registrant's Limited Partnership Interests and Related Security Holder Matters.

At February 29, 2000, the Partnership had issued and outstanding 10,038 Limited Partnership Interests, of which 5,019 are Initial Limited Partnership Interests and 5,019 are Additional Limited Partnership Interests, each representing a $5,000 capital contribution per unit to the Partnership, for aggregate gross proceeds of $50,190,000. Additional Limited Partnership Interests are the Limited Partnership Interests acquired upon the exercise of warrants or sold by the Partnership upon the non-exercise of the warrants. The warrants are rights granted pursuant to the Partnership Agreement as part of the purchase of an Initial Limited Partnership Interest. No further issuance of Initial Limited Partnership Interests or Additional Limited Partnership Interests is anticipated and all warrants have expired. As of February 29, 2000, the Partnership had 4,296 registered holders of Limited Partnership Interests.

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

In March 2000 and 1999, distributions of approximately $994,000 and $2,000,000 and $10,000 and $20,000 were paid to the limited partners and General Partners, respectively, from net proceeds from the sale of properties (see Item 7. below). Of the total distributions of approximately $1,004,000 and $2,020,000 for the years ended February 29, 2000 and February 28, 1999, there was no return of capital determined in accordance with generally accepted accounting principles. As of March 2000, the aggregate amount of the distribution made since the commencement of the offering representing a return of capital, in accordance with generally accepted accounting principles, totaled approximately $0. There are no material restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement. However, the Partnership has invested in Local Partnerships owning Apartment Complexes which receive Government Assistance under programs which in many instances restrict the cash return available to owners. See Item 8, Note 11(i). The Partnership does not anticipate providing cash distributions to its Limited Partners in circumstances other than refinancing or sale.

Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Partnership. Additional financial information is set forth in the audited financial statements in Item 8 hereof.

                                                        Year Ended
                        ----------------------------------------------------------------------------
                        February 29,    February 28,    February 28,    February 28,    February 29,
OPERATIONS                  2000             1999           1998            1997            1996
----------              ------------    ------------    ------------    ------------    ------------
Revenues                $ 14,075,165    $ 35,823,217    $ 24,780,246    $ 37,586,529    $ 30,593,556
Operating expenses        22,632,634      31,032,957      36,942,698      44,453,062      38,678,297
                        ------------    ------------    ------------    ------------    ------------
(Loss) income before      (8,557,469)      4,790,260     (12,162,452)     (6,866,533)     (8,084,741)
  minority interest
  and extra-ordinary
  item
Minority interest in          (1,430)       (424,099)       (102,344)        (18,466)          1,752
  (income) loss of      ------------    ------------    ------------    ------------    ------------
  subsidiaries
(Loss) gain before        (8,558,899)      4,366,161     (12,264,796)     (6,884,999)     (8,082,989)
  extra-ordinary item
Extraordinary             26,725,364       7,583,482      21,447,564       5,069,484               0
  item-forgiveness      ------------    ------------    ------------    ------------    ------------
  of indebtedness
Net income (loss)       $ 18,166,465    $ 11,949,643    $  9,182,768    $ (1,815,515)   $ (8,082,989)
                        ============    ============    ============    ============    ============
(Loss) gain before      $       (844)   $        431    $     (1,209)   $       (679)   $       (797)
  extra-ordinary        ------------    ------------    ------------    ------------    ------------
  item per limited
  partnership unit
Extraordinary item             2,636             748           2,115             500               0
  per limited
  partnership unit
Net gain (loss) per     $      1,792    $      1,179    $        906    $       (179)   $       (797)
  limited               ============    ============    ============    ============    ============
  partnership unit


                                                       Year Ended
                        ------------------------------------------------------------------------
                        February 29,   February 28,   February 28,   February 28,   February 29,
FINANCIAL POSITION          2000            1999          1998           1997           1996
------------------      ------------   ------------   ------------   ------------   ------------
Total assets            $ 49,506,785   $ 74,790,559   $ 90,771,154   $110,362,021   $126,569,652
                        ============   ============   ============   ============   ============
Long-term obligations   $ 93,199,151   $134,392,143   $156,769,256   $184,080,536   $195,424,384
                        ============   ============   ============   ============   ============
Total liabilities       $ 98,569,533   $141,014,105   $166,092,977   $193,616,657   $206,901,246
                        ============   ============   ============   ============   ============
Minority interest       $     28,932   $     30,399   $    167,391   $     80,374   $     76,347
                        ============   ============   ============   ============   ============

During the year ended February 29, 1996, total assets decreased primarily due to depreciation, partially offset by net additions to property and equipment. During the same period, long-term obligations and total liabilities increased primarily due to accruals of interest on Purchase Money Notes, partially offset by payments equal to 60% of the cash flow distributions from the underlying properties. During the years ended February 28, 1997, 1998, 1999 and February 29, 2000, total assets decreased primarily due to the sale of properties (see
Item 8., Note 10), depreciation and a loss for the impairment of assets, partially offset by an increase in cash and cash equivalents resulting from net proceeds from the sales and net additions to property and equipment. Long-term obligations and total liabilities decreased for the years ended February 28, 1996, 1997, 1998, 1999 and February 29, 2000 primarily due to the repayment of and forgiveness of indebtedness on Purchase Money Notes, mortgage notes payable and amounts due to selling partners as a result of the sale of underlying properties, partially offset by accruals of interest on Purchase Money Notes.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

The Partnership's primary sources of funds are (i) cash distributions from operations and cash distributions from sales of the Local Partnerships in which the Partnership has invested, (ii) interest earned on funds, and (iii) cash in working capital reserves. All these sources of funds are available to meet the obligations of the Partnership.

The Partnership's capital has been invested primarily in forty-four Local Partnerships. As of December 1984, the Partnership had completed its cash investment of approximately $36,638,000 (including expenses) in the Local Partnerships. During the fiscal year ended February 29, 2000, the property and the related assets and liabilities owned by one Local Partnership was sold to third parties and the Partnership's Local Partnership Interest in five other Local Partnerships' was sold to the Local Partnership's general partners, respectively. Through the fiscal year ended February 29, 2000, the properties and the related assets and liabilities owned by eight Local Partnerships were sold to third parties and the Partnership's Local Partnership Interest in twelve other Local Partnerships were sold to third parties and the Local Partnership's general partners, respectively.

The Partnership had a working capital reserve of approximately $1,170,000 (which does not include approximately $1,004,000 of net proceeds from the sales of properties which was distributed to the limited partners and General Partners in March 2000) and $282,000 (which does not include approximately $2,020,000 of net proceeds from the sale of properties which was distributed to the limited partners and General Partners in March 1999) at February 29, 2000 and February 28, 1999, respectively. The working capital reserve is temporarily invested in bank certificates of deposits or money market accounts which can be easily liquidated to meet obligations as they arise. The General Partners believe that the Partnership's reserves, net proceeds from future sales and future cash flow distributions will be adequate for its operating needs, and plans to continue investing available reserves in short-term investments. The General Partners fees are being paid currently other than approximately $875,000 of Partnership management fees which were accrued and continue to be deferred. In March 2000 and 1999, a distribution of approximately $994,000 and $2,000,000, and $10,000 and $20,000 was paid to the limited partners and General Partners, respectively, from net proceeds from the sale of properties. None of the total distributions of approximately $1,004,000 and $2,020,000 for the years ended February 28, 1999 and 1998, was deemed to be a return of capital in accordance with generally accepted accounting principles.

During the fiscal year ended February 29, 2000, cash and cash equivalents of the Partnership and its 30 consolidated Local Partnerships (including the activity through the dates of sale for the five Local Partnerships noted above) decreased approximately $3,475,000. This decrease was primarily due to the cash flow used by operations ($1,034,000), costs paid relating to sale of properties ($437,000), acquisition of property and equipment ($676,000), decreases in mortgage escrows ($318,000), distributions ($2,020,000), payments of interest on purchase money notes ($1,394,000) and principal payments of mortgage notes and purchase money notes ($3,871,000) which exceeded proceeds form the sale of properties ($6,278,000). Included in the adjustments to reconcile the net income to cash used in operating activities is loss on sale of properties ($4,468,000), forgiveness of indebtedness income ($26,725,000), depreciation ($2,570,000) and a loss on impairment of assets ($97,000).

Cash flow distributions aggregating $166,699, $156,292 and $311,625 were made to the Partnership in the fiscal years ended 1999, 1998 and 1997 which does not include $5,397 and $5,397 escrow monies held for the Preservation Acts program in the fiscal years ended 1998 and 1997. Of such distributions, $100,019, $93,776 and $214,171, respectively, was used to pay interest on the Purchase Money Notes. Distribution of proceeds from sales aggregating $2,493,720 and $1,883,036 were made to the Partnership in the 1999 and 1998 Fiscal Years, respectively of which $2,493,720 and $496,704, respectively, was used to pay principal and interest on the Purchase Money Notes.

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

The Local Partnerships which receive government assistance are subject to low-income use restrictions which limited the owners' ability to sell or refinance the properties. In order to maintain the existing inventory of affordable housing, Congress passed a series of related acts including the Emergency Low Income Preservation Act of 1987, the Low-Income Housing Preservation and Resident Homeownership Act of 1990 (together the "Preservation Acts") and the Housing Opportunity Program Extension Act of 1996 (the "1996 Act"). In exchange for maintaining the aforementioned use restrictions, the Preservation Acts provide financial incentives for owners of government assisted properties. The 1996 Act provides financial assistance by funding the sale of such properties to not-for-profit owners and also restores the owners ability to prepay their HUD mortgage and convert the property to condominiums or market-rate rental housing. Local general partners have filed for incentives under the Preservation Acts or the 1996 Act for the following local partnerships: San Diego - Logan Square Gardens Company, Albuquerque - Lafayette Square Apts. Ltd., Westgate Associates Limited, Riverside Gardens, a Limited Partnership, Pacific Palms, a Limited Partnership, Canton Commons Associates, Rosewood Manor Associates, Bethany Glen Associates and South Munjoy Associates, Limited. The South Munjoy Associates, Limited property and the Riverside Gardens limited partnership were sold on September 9, 1997 and April 27, 1998, respectively. The Bethany Glen Associates, property and Canton Commons Associates and Rosewood Manor Associates limited partnership interests were sold on November 8, 1999 and June 18, 1999. The Westgate Associates Limited Partnership entered into a purchase and sale contract with an unaffiliated third party purchaser as of March 6, 2000. No assurance can be given that the transaction will be consummated. The local general partners of the other properties are either negotiating purchase and sale contracts or exploring their alternatives under the 1996 Act.

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

On October 20, 1999, President Clinton signed FY 2000 VA, the HUD Independent Agencies Appropriations Act (the "Appropriations Act"). The Appropriations Act contains revisions to the HUD Mark-to-Market Program and other HUD programs concerning the preservation of the HUD housing stock. On December 29, 1999 HUD issued Notice H99-36 addressing "Project Based Section 8 Contracts Expiring in Fiscal Year 2000" reflecting the changes in the Appropriations Act and superceding earlier HUD Notices 98-34, 99-08, 99-15, 99-21 and 99-32. Notice 99-36 clarifies many of the earlier uncertainties with respect to the earlier HUD Section 8 Mark-to-Market Programs and continued the Mark-up-to-Market Program which allows owners with Section 8 contracts to increase the rents to market levels where contract rents are currently below market.

SALES OF UNDERLYING PROPERTIES/LOCAL PARTNERSHIP INTERESTS

GENERAL

The Partnership is currently in the process of winding up its operations and disposing of its investments. It is anticipated that this process will take a number of years. As of February 29, 2000, the Partnership has disposed of twenty of its forty-four original investments. Nine additional investments are listed for sale and the General Partner anticipates that the fifteen remaining investments will be listed for sale by December 31, 2001. There can be no assurance as to when the Partnership will dispose of its last remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions including changes in tax laws, it is unlikely that the proceeds from such sales will be sufficient to return the limited partners, original investment.

In order to facilitate an orderly disposition of the Partnership's assets, the Partnership formed two entities: Cambridge Liquidating Trust LLC ("Trust I"), a Massachusetts limited liability company which is owned 99.99% by the Partnership and .01% by affiliates of Related; and, Cambridge Liquidating Trust II ("Trust II"), a Massachusetts general partnership which is owned 99% by Cambridge Liquidating GP II, L.L.C. ("GP II") and 1% by Cambridge Liquidating GP I, L.L.C. ("GP I"). Both GP I and GP II are owned by the Partnership.

On December 30, 1998, the Partnership contributed its limited partnership interest in Bethany Glen Associates, Westwood, Ltd., Parktowne, Ltd., Rolling Meadows Apartments, Ltd., Buena Vista Apartments, Ltd. and Wingate Associates, Ltd. to Trust I. On December 31, 1998, the Partnership contributed its limited partnership interests in Grandview-Blue Ridge Manor Limited, Breckenridge-Chaparral Apartments II, Ltd., El Paso-Gateway East, Ltd., Albequerque-Lafayette Square Apartments, Ltd., Corpus Christi-Oso Bay Apartments, Ltd., Westgate Associates Limited, San Diego-Logan Square Gardens Co., Ardmore-Rolling Meadows of Ardmore, Ltd., Fort Worth-Northwoods Apartments, Ltd. and Stephenville-Tarleton Arms Apartments, Ltd. to Trust II. In each case, the interests were contributed subject to each respective Purchase Money Note. The contribution did not involve any consideration being paid to the Partnership, therefore, there was no tax effect to the limited partners of the Partnership.

INFORMATION REGARDING DISPOSITION

For a discussion of the sale of properties in which the Partnership owns direct and indirect interest, see Note 10 to the Financial Statements.

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

Except as described above, management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the United States is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy.

RESULTS OF OPERATIONS

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At the time property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. All property and equipment for sub-sidiary partnerships whose assets and liabilities are under sales contracts are classified as assets held for sale.

Through February 29, 2000, the Partnership has recorded approximately $8,889,000 as a loss on impairment of assets.

The following is a summary of the results of operations of the Partnership for the Fiscal Years ended February 29, 2000, February 28, 1999 and 1998 (the 1999, 1998 and 1997 Fiscal Years, respectively).

The results of operations of the Partnership, as well as the Local Partnerships, excluding gain on sale of property and forgiveness of indebtedness income, remained fairly constant during the 1999, 1998 and 1997 Fiscal Years. Contributing to the relatively stable operations at the Local Partnerships is the fact that a large portion of the Local Partnerships are operating under Government Assistance Programs which provide for rental subsidies and/or reductions of mortgage interest payments under HUD Section 8 and Section 236 Programs. Currently, seven of the thirty Local Partnerships are receiving rental subsidies and nineteen have mortgages with interest subsidies, which reduce the effective interest rates to a range of 1% to 2% per annum.

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

The net income for the 1999, 1998 and 1997 Fiscal Years aggregated $18,166,465, $11,949,643 and $9,182,768, respectively. These represent income per Limited Partnership unit of $1,792, $1,179 and $906, respectively.

Excluding the 1999, 1998 and 1997 Fiscal Years in which the Partnership generated passive income, the Partnership has met the investment objective of generating tax benefits in the form of passive losses (which Limited Partners may use to offset passive income from other sources). This passive income may be offset by the carryforward of any unused passive losses from prior years; however, to date the Partnership has been unable to provide cash distributions to the Limited Partners other than from the proceeds of sale of underlying properties.

1999 VS. 1998
Rental income decreased by approximately 20% during the 1999 Fiscal Year as compared to the 1998 Fiscal Year. Excluding Country, Northbrook III, Riverside, Cudahy and Bethany Glen, which sold their properties and Town and Country, Canton Commons, Golf Manor, Rosewood Manor, Warren Manor and Warren Woods, in which the Partnership's interest was sold (collectively the "Sold Assets"), rental income decreased approximately 1% during the 1999 Fiscal Year as compared to the 1998 Fiscal Year primarily due to an increase in vacancies at one Local Partnership.

A loss on sale of properties and forgiveness of indebtedness was recorded in the 1999 Fiscal Year (see Notes 10 and 11, respectively, in Item 8. Financial Statements and Supplemental Data).

Total expenses, excluding Sold Assets, administrative and management and loss on impairment of assets remained fairly consistent with a decrease of less than 1% for the 1999 Fiscal Year as compared to the 1998 Fiscal Year.

Administrative and management increased by approximately 7% during the 1999 Fiscal Year as compared to the 1998 Fiscal Year. Excluding the Sold Assets, such expenses increased approximately 23% during the 1999 Fiscal Year as compared to the 1998 Fiscal Year primarily due to increases in legal fees incurred by the Partnership and the amortization of the Purchase Money Note extension fees.

Administrative and management-related parties, operating, repairs and maintenance, taxes and insurance, financial and depreciation expense decreased approximately $331,000, $600,000, $1,196,000, $651,000, $1,217,000 and
$1,575,000, respectively, for the 1999 Fiscal Year as compared to the 1998 Fiscal Year. Excluding the Sold Assets, and Pacific Palms, Zeigler Boulevard Ltd, New Jersey, Ltd., Eastwyck III, Ltd., Westwood Apartments Ltd., Parktowne, Ltd., Rolling Meadows Apartments, Ltd., Westgate Associates, Limited and Wingate Associates Limited for depreciation only, such expenses remained fairly consistent with increases (decreases) of approximately $4,000, ($58,000), $43,000, ($8,000), ($46,000) and ($6,000), respectively, for the 1999 Fiscal
Year as compared to the 1998 Fiscal Year. Pacific Palms, Zeigler Boulevard Ltd., New Jersey Ltd., Eastwyck III, Ltd., Westood Apartments Ltd., Parktowne Ltd., Rolling Meadows Apartment Ltd., Westgate Associates, Limited and Wingate Associates, Limited are not depreciated during the period because they are classified as assets held for sale.

A loss on impairment of assets was recorded in the 1999 Fiscal Year (see Note 4 in Item 8. Financial Statements and Supplemental Data).

1998 VS. 1997
Rental income decreased approximately 21% during the 1998 Fiscal Year as compared to the 1997 Fiscal Year. Excluding Keller Plaza, South Munjoy, Country, Northbrook III, Riverside and Cudahy, which sold their properties, and Los Cabelleros, Clinton Plaza, Clinton Plaza #2, Grosvenor Plaza, Grosvenor Plaza #2 and Town & Country, in which the Partnership's interest was sold (collectively the "1998 Sold Assets"), rental income increased approximately 1% during the 1998 Fiscal year as compared to the 1997 Fiscal Year primarily due to rental rate increases.

Other income decreased approximately 3% during the 1998 Fiscal year as compared to the 1997 Fiscal Year. Excluding the 1998 Sold Assets, such income increased approximately 22% during the 1998 Fiscal Year as compared to the 1997 Fiscal Year primarily due to increases in interest income and late charges at two Local Partnerships and gain from insurance proceeds related to fire damages at two Local Partnerships.

A gain on sale of properties and forgiveness of indebtedness was recorded in the 1998 Fiscal Year (see Notes 10 and 11, respectively, in Item 8. Financial Statements and Supplemental Data).

Total expenses, excluding the 1998 Sold Assets and loss on impairment of assets, remained fairly consistent with a decrease of less than 2% for the 1998 Fiscal Year as compared to the 1997 Fiscal Year.

Administrative and management, administrative and management-related parties, operating, repairs and maintenance, taxes and insurance, financial and depreciation expense decreased approximately $660,000, $353,000, $1,321,000, $2,046,000, $868,000, $1,879,000 and $1,539,000 respectively, for the 1998
Fiscal Year as compared to the 1997 Fiscal Year. Excluding the 1998 Sold Assets, and Pacific Palms, Zeigler Boulevard, Ltd., New Jersey, Ltd., Eastwyck III, Ltd., Westwood Apartments and Parktowne, Ltd. for depreciation only, such expenses remained fairly consistent with increases (decreases) of approximately $209,000, $7,000, $(296,000), $(121,000), $20,000, $(138,000) and $(211,000),
respectively, for the 1998 fiscal year as compared to the 1997 Fiscal Year. Pacific Palms, Zeigler Boulevard, Ltd., New Jersey, Ltd., Eastwyck III, Ltd., Westwood Apartments and Parktowne Ltd., have stopped being depreciated because they are classified as an asset held for sale.

A loss on impairment of assets was recorded in the 1998 Fiscal Year (see Note 4 in Item 8. Financial Statements and Supplemental Data).

RESULTS OF OPERATIONS OF CERTAIN LOCAL PARTNERSHIPS

CADDO PARISH-VILLAS SOUTH, LTD.
Caddo Parish-Villas South, Ltd. ("Villas South") continues to be in default of its original mortgage agreement. Until November 1995, the project operated under a provisional workout agreement with HUD. During November 1995, the mortgage note was sold to a conventional mortgagee. These items raise substantial doubt about Villas South's ability to continue as a going concern. Villas South is in the process of trying to renegotiate the terms of the notes with the new mortgage holders, but there can be no assurance that the renegotiation will be successful. Villas South filed for protection under Chapter 11 of the United States Bankruptcy Code on November 12, 1996 and the equivalent of a receiver has been appointed. The Partnership's investment in Villas South was approximately $0 and $0 at February 29, 2000 and February 28, 1999, respectively, and the minority interest balance was zero at each date. Villas South's net loss after minority interest amounted to approximately $0, $3,136,923 and $151,000, for the 1999, 1998 and 1997 Fiscal Years, respectively. Accordingly, for the Fiscal Year ended February 28, 1999 a loss on impairment in the amount of $3,191,072 was recognized. As of February 28, 1999, the building was written down to zero.

CHAR-MUR APARTMENTS, LTD.
During the year ended December 31, 1999, Char-Mur Apartments, Ltd. ("Char-Mur ") incurred a net loss of approximately $18,000 and, as of that date, the local partnership's total current liabilities exceeded its total current assets by approximately $135,000. These factors, among others, raise substantial doubt about the partnership's ability to continue as a going concern. Char-Mur's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its mortgage, to obtain additional capital contributions from partners, and ultimately, to attain successful operations. Management is making all efforts possible to increase the occupancy and the rental income of the project and to make the necessary improvements to enhance the property, in an attempt to improve Char-Mur's cash flow. The Partnership's investment in Char-Mur was approximately $164,000 and $182,000 at February 29, 2000 and February 28, 1999, respectively, and the minority interest balance was zero at each date. Char-Mur's net loss after minority interest amounted to approximately $18,000, $39,000 and $31,000 for the 1998, 1997 and 1996 Fiscal Years, respectively.

WESTWOOD APARTMENTS COMPANY, LTD.
Westwood Apartments Company, Ltd. ("Westwood") has experienced a significant decrease in occupancy levels in 1997, 1998, and 1999. As a result, the partnership has incurred operating losses and cash deficits. In addition, the partnership is twelve months in arrears on their mortgage payments and twenty months in arrears in making deposits to the reserve for replacements. Effective January 1, 1999, Westwood adopted a plan to sell its property. Accordingly, the subsidiary partnership has revalued its assets and liabilities to the amount expected to be collected and paid upon sale. Up through that date, Westwood recorded its results of operations using accounting principles applicable to going concern entities. The partnership's investment in Westwood was approximately $108,000 and $99,000 at February 29, 2000 and February 28, 1999, and the minority interest balance was zero at each date. Westwood's net income
(loss) after minority interest amounted to approximately $9,000, $(197,000) and $(101,000) for the 1999, 1998 and 1997 Fiscal Years, respectively. The mortgage was assigned HUD on February 18, 1999.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

None.

Item 8. Financial Statements and Supplementary Data.

                                                              Sequential
                                                                 Page
                                                              -----------
(a) 1.  Financial Statements

        Independent Auditors' Report                               28

        Consolidated Balance Sheets at February 29, 2000
        and February 28, 1999                                      121

        Consolidated Statements of Operations for the Years
        Ended February 29, 2000, February 28, 1999 and 1998        122

        Consolidated Statements of Partners' Deficit for
        the Years Ended February 29, 2000, February 28,
        1999 and 1998                                              123

        Consolidated Statements of Cash Flows for the Years
        Ended February 29, 2000, February 28, 1999 and 1998        124

        Notes to Consolidated Financial Statements                 127

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Cambridge + Related Housing Properties Limited Partnership and Subsidiaries

We have audited the consolidated balance sheets of Cambridge + Related Housing Properties Limited Partnership and Subsidiaries as of February 29, 2000 and February 28, 1999, and the related consolidated statements of operations, partners' deficit, and cash flows for the years ended February 29, 2000, February 28, 1999 and 1998 (the 1999, 1998 and 1997 Fiscal Years, respectively). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for 29 (1999 Fiscal Year), 32 (1998 Fiscal Year) and 38 (1997 Fiscal Year) subsidiary partnerships whose losses constituted $6,455,621, $1,888,891 and $1,894,969 of the Partnership's net loss during the 1999, 1998 and 1997 Fiscal Years, respectively, and whose assets constituted 89% (1999 Fiscal Year) and 92% (1998 Fiscal Year) of the Partnership's assets at February 29, 2000 and February 28, 1999, presented in the accompanying consolidated financial statements. The financial statements for 28 (1999 Fiscal Year), 31 (1998 Fiscal Year) and 37 (1997 Fiscal Year) of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors. The financial statements of one (1999, 1998 and 1997 Fiscal Years) of these subsidiary partnerships were unaudited.

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

In our opinion, based upon our audits, and the reports of the other auditors, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cambridge + Related Housing Properties Limited Partnership and Subsidiaries at February 29, 2000 and February 28, 1999, and the results of their operations, and cash flows for the years ended February 29, 2000, February 28, 1999 and 1998, in conformity with generally accepted accounting principles.

As discussed in Note 10, the Partnership is currently in the process of winding up its operations and disposing of its investments. It is anticipated that this process will take a number of years.

As discussed in Note 11(a), one subsidiary partnership is in default of its mortgage agreement and another subsidiary partnership has incurred losses and its current liabilities exceed current assets. This raises substantial doubt about these subsidiary partnerships' abilities to continue as going concerns. The financial statements for one of these subsidiary partnerships were unaudited and the auditors for the other subsidiary partnership modified their reports due to the uncertainty of the ability of the subsidiary partnership to continue in existence. In addition, during the 1999 Fiscal Year three subsidiary partnerships adopted plans to sell the property and liquidate in lieu of continuing the business. As a result, the financial statements for these three subsidiary partnerships are presented on the liquidating basis of accounting. Such subsidiary partnerships' assets aggregated $5,491,798 at February 29, 2000. The consoli-dated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 7, the principal and all accrued interest on the purchase money notes became due during 1998 to 1999. The Partnership exercised its option to extend the maturity of such notes for three to five years. The Partnership expects that upon final maturity it will be required to refinance or sell its investments in the subsidiary partnerships in order to pay the purchase money notes and related interest obligations. It is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances of the purchase money notes and accrued interest thereon. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI, LLP

New York, New York
May 22, 2000

[LETTERHEAD OF BROWDER & ASSOCIATES, P.C.]

Independent Auditor's Report

To the Partners of
Town & Country Village Apartments, Ltd.
Oklahoma City, Oklahoma

We have audited the accompanying balance sheet of Town & Country Village Apartments, Ltd. (the Project), as of January 15, 1998, and the related statements of profit and loss, changes in partners' equity, and cash flows for the period January 1, 1998 through January 15, 1998. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of January 15, 1998 and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
October 12, 1998

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
February 16, 1998

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
New Jersey, Ltd.

We have audited the accompanying balance sheet of New Jersey, Ltd. as of December 31, 1999, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management. as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Jersey, Ltd. as of December 31, 1999, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 20 through 24 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 25, 2000 on our consideration of New Jersey, Ltd.' s internal control and on its compliance with specific requirements applicable to major HUD programs and fair housing and non-discrimination.

/s/ Reznick Fedder & Silverman
Lead Auditor: Philip A. Weitzel
Boston, Massachusetts
Taxpayer Identification Number: 52-1088612
January 25, 2000

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
New Jersey, Ltd.

We have audited the accompanying balance sheet of New Jersey, Ltd. as of December 31, 1998, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Jersey, Ltd., as of December 31, 1998 and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 21 through 24 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated February 4, 1999 on our consideration of New Jersey, Ltd.'s internal control and on its compliance with specific requirements applicable to major and nonmajor HUD programs and fair housing and non-discrimination.

/s/ Reznick Fedder & Silverman
Lead Auditor: Philip A. Weitzel
Boston, Massachusetts
Taxpayer Identification Number: 52-1088612
February 4, 1999

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

/s/ Reznick Fedder & Silverman
Lead Auditor: Philip A. Weitzel
Boston, Massachusetts
Taxpayer Identification Number: 52-1088612
January 29, 1998

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Zeigler Boulevard, Ltd.

We have audited the accompanying balance sheet of Zeigler Boulevard, Ltd. as of December 31, 1999, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zeigler Boulevard, Ltd. as of December 31, 1999, and the results of its operations, the changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 20 through 24 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 27,2000, on our consideration of Zeigler Boulevard, Ltd.'s internal control and on its compliance with specific requirements applicable to major HUD programs and fair housing and non-discrimination.

/s/ Reznick Fedder & Silverman
Lead Auditor: Philip A. Weitzel
Boston, Massachusetts
Taxpayer Identification Number: 52-1088612
January 27, 2000

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Zeigler Boulevard, Ltd.

We have audited the accompanying balance sheet of Zeigler Boulevard, Ltd. as of December 31, 1998, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zeigler Boulevard, Ltd., as of December 31, 1998, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 20 through 24 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated February 4, 1999 on our consideration of Zeigler Boulevard, Ltd's internal control and on its compliance with specific requirements applicable to major and non-major HUD programs and fair housing and non-discrimination.

/s/ Reznick Fedder & Silverman
Lead Auditor: Philip A. Weitzel
Boston, Massachusetts
Taxpayer Identification Number: 52-1088612
February 4, 1999

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

/s/ Reznick Fedder & Silverman
Lead Auditor: Philip A. Weitzel
Boston, Massachusetts
Taxpayer Identification Number: 52-1088612
January 29, 1998

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Eastwyck III, Ltd.

We have audited the accompanying balance sheet of Eastwyck III, Ltd. as of December 31, 1999, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eastwyck III, Ltd. as of December 31, 1999, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 20 through 23 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs", we have also issued reports dated January 24,2000 on our consideration of Eastwyck III, Ltd.'s internal control and on its compliance with specific requirements applicable to major HUD programs and fair housing and non-discrimination.


/s/ Reznick Fedder & Silverman
Lead Auditor: Philip A. Weitzel
Boston, Massachusetts
Taxpayer Identification Number: 52-1088612
January 24, 2000

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Eastwyck III, Ltd.

We have audited the accompanying balance sheet of Eastwyck III, Ltd., as of December 31, 1998, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eastwyck III, Ltd., as of December 31, 1998, and the results of its operations, the changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 20 through 24 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated February 4, 1999 on our consideration of Eastwyck III, Ltd.'s internal control and on its compliance with specific requirements applicable to major HUD programs and fair housing and non-discrimination.

/s/ Reznick Fedder & Silverman
Lead Auditor: Philip A. Weitzel
Boston, Massachusetts
Taxpayer Identification Number: 52-1088612
February 4, 1999

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

/s/ Reznick Fedder & Silverman
Audit Principal: Philip A. Weitzel
Boston, Massachusetts
Federal Employer Identification Number: 52-1088612
January 29, 1998

[LETTERHEAD OF BROWDER & ASSOCIATES, P.C.]

Independent Auditor's Report

To the Partners of
Breckenridge-Chaparral Apartments 11, Ltd.  HUD Field Office Director
Breckenridge, Texas                         Fort Worth, TX

We have audited the accompanying balance sheet of Breckenridge-Chaparral Apartments II, Ltd. (the Project), Project No. 113-44016-LD, as of December 31, 1999, and the related statements of profit and loss, changes in owners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 1999 and the results of its operations, changes in owners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 17, 2000 on our consideration of the Project's internal controls and reports dated January 17, 2000 on its compliance with laws and regulations applicable to the basic financial statements, specific requirements applicable to the major HUD program, specific requirements applicable to the nonmajor FIUD program, and specific requirements applicable to Fair Housing and Non-Discrimination.

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 17, 2000

[Letterhead of Browder & Associates, P.C.]

Independent Auditor's Report

To the Partners of
Breckenridge-Chaparral Apartments II, Ltd.
Breckenridge, Texas

We have audited the accompanying balance sheet of Breckenridge-Chaparral Apartments II, Ltd. (the Project), as of December 31, 1998, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 1998 and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 19, 1999

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 19, 1998

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Country, Ltd.

We have audited the accompanying balance sheet of Country, Ltd. as of March 31, 1998, and the related statements of operations, partners' equity and cash flows for the three months then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Country, Ltd., as of March 31, 1998, and the results of its operations and its cash flows for the three months then ended, in conformity with generally accepted accounting principles.

/s/ Reznick Fedder & Silverman
Boston, Massachusetts
May 7, 1998

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

/s/ Reznick Fedder & Silverman
Audit Principal: Philip A. Weitzel
Boston, Massachusetts
Federal Employer Identification Number: G52-1088612
January 29, 1998 (except for Note which is as of April 10, 1998)

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Westwood Apartments Company, Ltd.

We have audited the accompanying statement of net assets in liquidation of Westwood Apartments Company, Ltd. as of December 31, 1999, and the related statement of changes in net assets in liquidation for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As discussed in note A to the financial statements, during 1999, the partnership adopted a plan to sell the rental property and liquidate the partnership in lieu of continuing the business. As a result, the partnership's financial statements are presented on the liquidation basis of accounting.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Westwood Apartments Company, Ltd. as of December 31, 1999, and the changes in net assets in liquidation for the year then ended, in conformity with generally accepted accounting principles.

As discussed in note A to the financial statements, there is a letter of intent to purchase the property.

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

/S/ REZNICK FEDDER & SILVERMAN
Bethesda, Maryland
February 8, 2000

[REZNICK FEDDER & SILVERMAN-LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Westwood Apartments Company, Ltd.

We have audited the accompanying balance sheets of Westwood Apartments Company, Ltd. as of December 31, 1998 and 1997, and the related statements of revenue and expenses, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westwood Apartments Company, Ltd. as of December 31, 1998 and 1997, and the results of its operations, the changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 13 through 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

The accompanying financial statements have been prepared assuming that the partnership will continue as a going concern. As discussed in note B to the financial statements, low occupancy levels have resulted in operating losses and cash flow deficits which raise substantial doubt about the partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ REZNICK FEDDER & SILVERMAN
Bethesda, Maryland
January 29, 1999

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Parktowne, Ltd.

We have audited the accompanying statement of net assets in liquidation of Parktowne, Ltd. as of December 31, 1999, and the related statement of changes in net assets in liquidation for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As discussed in note A to the financial statements, during 1999, the partnership adopted a plan to sell the rental property and liquidate the partnership in lieu of continuing the business. As a result, the partnership's financial statements are presented on the liquidation basis of accounting.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Parktowne, Ltd. as of December 31, 1999, and the changes in net assets in liquidation for the year then ended, in conformity with generally accepted accounting principles.

As discussed in note A to the financial statements, there is a letter of intent to purchase the property.

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

/S/ REZNICK FEDDER & SILVERMAN
Bethesda, Maryland
February 8, 2000

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Parktowne, Ltd.

We have audited the accompanying balance sheets of Parktowne, Ltd. as of December 31, 1998 and 1997, and the related statements of revenue and expenses, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parktowne, Ltd. as of December 31, 1998 and 1997, and the results of its operations, the changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 28, 1999

[LETTERHEAD OF BROWDER & ASSOCIATES, P.C.]

Independent Auditor's Report

To the Partners of
Corpus Christi-Oso Bay Apartments, Ltd.     HUD Field Office Director
Corpus Christi, Texas                       San Antonio, TX

We have audited the accompanying balance sheet of Corpus Christi-Oso Bay Apartments, Ltd. (the Project), Project No. 115-44129-LDP, as of December 31, 1999, and the related statements of profit and loss, changes in owners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 1999 and the results of its operations, changes in owners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the ConsolidatedAudit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 17, 2000 on our consideration of the Project's internal controls and reports dated January 17, 2000 on its compliance with laws and regulations applicable to the basic financial statements, specific requirements applicable to the major HUD programs, and specific requirements applicable to Fair Housing and Non-Discrimination.

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

/s/ BROWDER & ASSOCIATES P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 17, 2000

[Letterhead of Browder & Associates, P.C.]

Independent Auditor's Report

To the Partners of
Corpus Christi-Oso Bay Apartments, Ltd.
Corpus Christi, Texas

We have audited the accompanying balance sheet of Corpus Christi-Oso Bay Apartments, Ltd. (the Project), as of December 31, 1998, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 1998 and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

/s/ BROWDER & ASSOCIATES P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 19, 1999

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

/s/ BROWDER & ASSOCIATES P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 16, 1998

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Northbrook III, Ltd.

We have audited the accompanying balance sheet of Northbrook III, Ltd. as of March 31, 1998, and the related statements of operations, partners' equity and cash flows for the three months then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northbrook III, Ltd., as of March 31, 1998, and the results of its operations and its cash flows for the three months then ended, in conformity with generally accepted accounting principles.

/s/ Reznick Fedder & Silverman
Boston, Massachusetts
May 7, 1998

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

/s/ Reznick Fedder & Silverman
Audit Principal: Philip Weitzel
Boston, Massachusetts
Federal Employer Identification Number: G 52-1088612
January 29, 1998 (except for Note which is as of April 10, 1998)

[Letterhead of Grass Coffey & Scharlau, C.P.A.'s, P.C.]

Independent Auditor's Report

To The Partners
Bethany Glen Associates
(A Limited Partnership)

We have audited the accompanying balance sheets of Bethany Glen Associates, as of November 9, 1999 (Date of Liquidation) and December 31, 1998, and the related statements of operations, partners' equity, and cash flows for the periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bethany Glen Associates as of November 9, 1999 (Date of Liquidation) and December 31, 1998, and the results of its operations and its cash flows for the periods then ended in conformity with generally accepted accounting principles applied on the basis described in the following paragraph.

As described in Note 1 to the financial statements, the partners of Bethany Glen Associates approved a sale of the principal assets of the Partnership on June 1, 1999, and the partnership commenced liquidation shortly thereafter. As a result, the partnership has changed its basis of accounting for the period subsequent to June 1, 1999 to the liquidation basis.

/s/ Grass Coffey & Scharlau, C.P.A.'s, P.C.
Phoenix, Arizona
November 10, 1999

[Letterhead of Grass Coffey & Scharlau, C.P.A.'s, P.C.]

Independent Auditor's Report

To The Partners
Bethany Glen Associates
(A Limited Partnership)

We have audited the accompanying balance sheets of Bethany Glen Associates, as of December 31, 1998 and 1997, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bethany Glen Associates as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Grass Coffey & Scharlau, C.P.A.'s, P.C.
Phoenix, Arizona
January 28, 1999

[LETTERHEAD OF BROWDER & ASSOCIATES, P.C.]

Independent Auditor's Report

To the Partners of
Albuquerque-Lafayette Square Apartments, Ltd.      HUD Field Office Director
Albuquerque, New Mexico                            Albuquerque, NM

We have audited the accompanying balance sheet of Albuquerque-Lafayette Square Apartments, Ltd. (the Project), Project No. 1 16-44022-LDP, as of December 31, 1999, and the related statements of profit and loss, changes in owners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 1999 and the results of its operations, changes in owners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 17, 2000 on our consideration of the Project's internal controls and reports dated January 17, 2000 on its compliance with laws and regulations applicable to the basic financial statements, specific requirements applicable to the major HUD program, specific requirements applicable to the nonmajor HUD program, and specific requirements applicable to Fair Housing and Non-Discrimination.

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 17, 2000

[Letterhead of BROWDER & ASSOCIATES, P.C.]

Independent Auditor's Report

To the Partners of
Albuquerque-Lafayette Square Apartments, Ltd.
Albuquerque, New Mexico

We have audited the accompanying balance sheet of Albuquerque-Lafayette Square Apartments, Ltd. (the Project), as of December 31, 1998, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 1998 and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 19, 1999

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 19, 1998

[Letterhead of Nessel, Smith, Leff & Borsen, PLLC]

INDEPENDENT AUDITORS' REPORT

WARREN MANOR APARTMENTS LIMITED PARTNERSHIP
28777 Northwestern Highway, Suite 100
Southfield, MI 48034

We have audited the accompanying balance sheet of Warren Manor Apartments Limited Partnership (a limited partnership) as of June 18, 1999 and the related statements of revenue and expense, partners' equity, and cash flows and, supplemental schedules on pages 9-11 for the period January 1, 1999 through June 18, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Warren Manor Apartments Limited Partnership as of June 18, 1999 and the results of its operations and its cash flows for the period January 1, 1999 through June 18, 1999, in conformity with generally accepted accounting principles. The supporting data included in this report have been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.

/s/ NESSEL, SMITH, LEFF & BORSEN, PLLC
Certified Public Accountants
Farmington Hills, MI
January 19, 2000

[Letterhead of Nessel, Smith, Leff & Borsen, PLLC]

INDEPENDENT AUDITORS' REPORT

WARREN MANOR APARTMENTS LIMITED PARTNERSHIP
28777 Northwestern Highway, Suite 100
Southfield, MI 48034

We have audited the accompanying comparative balance sheet of Warren Manor Apartments Limited Partnership (a limited partnership) as of December 31, 1998 and 1997 and the related comparative statements of revenue and expense, partners' equity, and cash flows and, supplemental schedules on pages 9-11 for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Warren Manor Apartments Limited Partnership as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. The supporting data included in this report have been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.

/s/ Nessel, Smith, Leff & Borsen, PLLC
Certified Public Accountants
Farmington Hills, MI
February 8, 1999

[Letterhead of Nessel, Smith, Leff & Borsen, PLLC]

INDEPENDENT AUDITORS' REPORT

GOLF MANOR APARTMENTS LIMITED PARTNERSHIP
28777 Northwestern Highway, Suite 100
Southfield, MI 48034

We have audited the accompanying balance sheet of Golf Manor Apartments Limited Partnership (a limited partnership) as of June 18, 1999 and the related statements of revenue and expense, partners' equity, and cash flows and, supplemental schedules on pages 9-11 for the period January 1, 1999 through June 18, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Golf Manor Apartments Limited Partnership as of June 18, 1999 and the results of its operations and its cash flows for the period January 1, 1999 through June 18, 1999, in conformity with generally accepted accounting principles. The supporting data included in this report have been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.

/s/ NESSEL, SMITH, LEFF & BORSEN, PLLC
Certified Public Accountants
Farmington Hills, MI
January 15, 2000

[Letterhead of Nessel, Smith, Leff & Borsen, PLLC]

INDEPENDENT AUDITORS' REPORT

To the Partners
Golf Manor Apartments Limited Partnership
28777 Northwestern Highway, Suite 100
Southfield, MI 48034

We have audited the accompanying Comparative Balance Sheet of Golf Manor Apartments Limited Partnership (a limited partnership) as of December 31, 1998 and 1997 and the related Comparative Statements of Revenue and Expense, Partners' Equity, Cash Flows and Supplemental Schedules on Pages 9-11 for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Golf Manor Apartments Limited Partnership as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. The supporting data included in this report have been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.

/s/ Nessel, Smith, Leff & Borsen, PLLC
Certified Public Accountants
Farmington Hills, MI
February 8, 1999

[Letterhead of Nessel, Smith, Leff & Borsen, PLLC]

INDEPENDENT AUDITORS' REPORT

To the Partners
WARREN WOODS APARTMENTS LIMITED PARTNERSHIP
28777 Northwestern Highway, Suite 100
Southfield, MI 48034

We have audited the accompanying balance sheet of Warren Woods Apartments Limited Partnership (a limited partnership) as of June 18, 1999 and the related statements of revenue and expense, partners' equity, and cash flows and, supplemental schedules on pages 9-11 for the period January 1, 1999 through June 18, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Warren Woods Apartments Limited Partnership as of June 18, 1999 and the results of its operations and its cash flows for the period January 1, 1999 through June 18, 1999, in conformity with generally accepted accounting principles. The supporting data included in this report have been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.

/s/ NESSEL, SMITH, LEFF & BORSEN, PLLC
Certified Public Accountants
Farmington Hills, MI
January 19, 2000

[Nessel, Smith, Leff & Borsen, PLLC Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Warren Woods Apartments Limited Partnership
28777 Northwestern Highway, Suite 100
Southfield, MI 48034

We have audited the accompanying Comparative Balance Sheet of Warren Woods Apartments Limited Partnership (a limited partnership) as of December 31, 1998 and 1997 and the related Comparative Statements of Revenue and Expense, Partners' Equity, Cash Flows and Supplemental Schedules on Pages 9-11 for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Warren Woods Apartments Limited Partnership as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. The supporting data included in this report have been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.

/s/ NESSEL, SMITH, LEFF & BORSEN, PLLC
Certified Public Accountants
Farmington Hills, MI
February 6, 1999

[Letterhead of Nessel, Smith, Leff & Borsen, PLLC]

INDEPENDENT AUDITORS' REPORT

CANTON COMMONS APARTMENTS LIMITED PARTNERSHIP
28777 Northwestern Highway, Suite
100 Southfield, MI 48034

We have audited the accompanying balance sheet of Canton Commons Apartments Limited Partnership (a limited partnership) as of June 18, 1999 and the related statements of revenue and expense, partners' equity, and cash flows and, supplemental schedules on pages 9-11 for the period January 1, 1999 through June 18, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Canton Commons Apartments Limited Partnership as of June 18, 1999 and the results of its operations and its cash flows for the period January 1, 1999 through June 18, 1999, in conformity with generally accepted accounting principles. The supporting data included in this report have been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.

/s/ NESSEL, SMITH, LEFF & BORSEN, PLLC
Certified Public Accountants
Farmington Hills, MI
January 5, 2000

[Nessel, Smith, Leff & Borsen, PLLC Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Canton Commons Apartments Limited Partnership
28777 Northwestern Highway, Suite 100
Southfield, MI 48034

We have audited the accompanying Comparative Balance Sheet of Canton Commons Apartments Limited Partnership (a limited partnership) as of December 31, 1998 and 1997 and the related Comparative Statements of Revenue and Expense, Partners' Equity, Cash Flows and Supplemental Schedules on Pages 9-11 for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Canton Commons Apartments Limited Partnership as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. The supporting data included in this report have been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.

/s/ NESSEL, SMITH, LEFF & BORSEN, PLLC
Certified Public Accountants
Farmington Hills, MI
February 8, 1999

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

/s/ NESSEL, SMITH, LEFF & BORSEN, PLLC
Certified Public Accountants
Farmington Hills, MI
February 10, 1998

[Letterhead of Nessel, Smith, Leff & Borsen, PLLC]

INDEPENDENT AUDITORS' REPORT

ROSEWOOD MANOR APARTMENTS
28777 Northwestern Highway, Suite 100
Southfield, MI 48034

We have audited the accompanying balance sheet of Rosewood Manor Apartments (a limited partnership) as of June 18, 1999 and the related statements of revenue and expense, partners' equity, and cash flows and, supplemental schedules on pages 9-11 for the period January 1, 1999 through June 18, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Rosewood Manor Apartments as of June 18, 1999 and the results of its operations and its cash flows for the period January 1, 1999 through June 18, 1999, in conformity with generally accepted accounting principles. The supporting data included in this report have been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.

/s/ NESSEL, SMITH, LEFF & BORSEN, PLLC
Certified Public Accountants
Farmington Hills, MI
January 17, 2000

[Nessel, Smith, Leff & Borsen, PLLC Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
ROSEWOOD MANOR APARTMENTS
28777 Northwestern Highway, Suite 100
Southfield, MI 48034

We have audited the accompanying Comparative Balance Sheet of Rosewood Manor Apartments (a limited partnership) as of December 31, 1998 and 1997 and the related Statements of Revenue and Expense, Partners' Equity, and Cash Flows and Supplemental schedules on Page 9-11 for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Rosewood Manor Apartments as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. The supporting data included in this report have been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.

/s/ Nessel, Smith, Leff & Borsen, PLLC
Certified Public Accountants
Farmington Hills, MI
February 8, 1999

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

/s/ BOCKNEK, BERGER & GHERSI
Certified Public Accountants
Professional Corporation
Bloomfield Hills, Michigan
February 5, 1998

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

/s/ BOCKNEK, BERGER & GHERSI
Certified Public Accountants
Professional Corporation
Bloomfield Hills, Michigan
February 5, 1998

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

/s/ Bocknek, Berger & Ghersi
Certified Public Accountants
Professional Corporation
Bloomfield Hills, Michigan
February 5, 1998

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

/s/ Bocknek, Berger & Ghersi
Certified Public Accountants
Professional Corporation
Bloomfield Hills, Michigan
February 5, 1998

[LETTERHEAD OF BROWDER & ASSOCIATES, P.C.]

Independent Auditor's Report

To the Partners of
San Diego-Logan Square Gardens Company      HUD Field Office Director
San Diego, California                       San Diego, CA

We have audited the accompanying balance sheet of San Diego-Logan Square Gardens Company (the Project), Project No. 129-4405 l-LD, as of December 31, 1999, and the related statements of profit and loss, changes in owners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 1999 and the results of its operations, changes in owners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 17, 2000 on our consideration of the Project's internal controls and reports dated January 17, 2000 on its compliance with laws and regulations applicable to the basic financial statements, specific requirements applicable to the major HUD programs, and specific requirements applicable to Fair Housing and Non-Discrimination.

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 17,2000

[LETTERHEAD OF BROWDER & ASSOCIATES, P.C.]

Independent Auditor's Report

To the Partners of
San Diego-Logan Square Gardens Company
San Diego, California

We have audited the accompanying balance sheet of San Diego-Logan Square Gardens Company (the Project), as of December 31, 1998, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 1998 and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 19, 1999

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 19, 1998

[LETTERHEAD OF BROWDER & ASSOCIATES, P.C.]

Independent Auditor's Report

To the Partners of
Blue Ridge Manor, Ltd.       HUD Field Office Director
Grandview, Missouri          Kansas City, MO

We have audited the accompanying balance sheet of Blue Ridge Manor, Ltd. (the Project), Project No. 084-44127-LDP, as of December 31, 1999, and the related statements of profit and loss, changes in owners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 1999 and the results of its operations, changes in owners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 17, 2000 on our consideration of the Project's internal controls and reports dated January 17, 2000 on its compliance with laws and regulations applicable to the basic financial statements, specific requirements applicable to the major HUD program, and specific requirements applicable to Fair Housing and Non-Discrimination.

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 17,2000

[LETTERHEAD OF BROWDER & ASSOCIATES, P.C.]

Independent Auditor's Report
To the Partners of
Blue Ridge Manor, Ltd.
Grandview, Missouri

We have audited the accompanying balance sheet of Blue Ridge Manor, Ltd. (the Project), as of December 31, 1998, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 1998 and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 19, 1999

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 16, 1998

[LETTERHEAD OF BROWDER & ASSOCIATES, P.C.]

Independent Auditor's Report

To the Partners of
Ardmore-Rolling Meadows of Ardmore, Ltd.    HUD Field Office Director
Ardmore, Oklahoma                           Oklahoma City, OK

We have audited the accompanying balance sheet of Ardmore-Rolling Meadows of Ardmore, Ltd. (the Project), Project No. 117-44044-LD, as of December 31, 1999, and the related statements of profit and loss, changes in owners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 1999 and the results of its operations, changes in owners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 17, 2000 on our consideration of the Project's internal controls and reports dated January 17, 2000 on its compliance with laws and regulations applicable to the basic financial statements, specific requirements applicable to the major HUD programs, and specific requirements applicable to Fair Housing and Non-Discrimination.

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 17, 2000

[LETTERHEAD OF BROWDER & ASSOCIATES, P.C.]

Independent Auditor's Report

To the Partners of
Ardmore-Rolling Meadows of Ardmore, Ltd.
Ardmore, Oklahoma

We have audited the accompanying balance sheet of Ardmore-Rolling Meadows of Ardmore, Ltd. (the Project), as of December 31, 1998, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 1998 and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 19, 1999

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 19, 1998

[LETTERHEAD OF BROWDER & ASSOCIATES, P.C.]

Independent Auditor's Report

To the Partners of
El Paso-Gateway East Apartments, Ltd.       HUD Field Office Director
El Paso, Texas                              Fort Worth, TX

We have audited the accompanying balance sheet of El Paso-Gateway East Apartments, Ltd. (the Project), Project No. 133-44016-LD, as of December 31, 1999, and the related statements of profit and loss, changes in owners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 1999 and the results of its operations, changes in owners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 17, 2000 on our consideration of the Project's internal controls and reports dated January 17, 2000 on its compliance with laws and regulations applicable to the basic financial statements, specific requirements applicable to the major HUD program, specific requirements applicable to the nonmajor HUD program, and specific requirements applicable to Fair Housing and Non-Discrimination.

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 17, 2000

[LETTERHEAD OF BROWDER & ASSOCIATES, P.C.]

Independent Auditor's Report

To the Partners of
El Paso-Gateway East Apartments, Ltd.
El Paso, Texas

We have audited the accompanying balance sheet of El Paso-Gateway East Apartments, Ltd. (the Project), as of December 31, 1998, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 1998 and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 19, 1999

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 19, 1998

[LETTERHEAD OF BROWDER & ASSOCIATES, P.C.]

Independent Auditor's Report

To the Partners of
Fort Worth-Northwood Apartments, Ltd.       HUD Field Office Director
Fort Worth, Texas                           Fort Worth, TX

We have audited the accompanying balance sheet of Fort Worth-Northwood Apartments, Ltd. (the Project), Project No. 1 13-44025-LDP-SUP, as of December 31, 1999, and the related statements of profit and loss, changes in owners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditinc Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 1999 and the results of its operations, changes in owners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 17. 2000 on our consideration of the Project's internal controls and reports dated January 17, 2000 on its compliance with laws and regulations applicable to the basic financial statements, specific requirements applicable to the major HUD program, specific requirements applicable to the nonmajor HUD program, and specific requirements applicable to Fair Housing and Non-Discrimination.

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 17, 2000

[LETTERHEAD OF BROWDER & ASSOCIATES, P.C.]

Independent Auditor's Report

To the Partners of
Fort Worth-Northwood Apartments, Ltd.
Fort Worth, Texas

We have audited the accompanying balance sheet of Fort Worth-Northwood Apartments, Ltd. (the Project), as of December 31, 1998, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 1998 and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 19, 1999

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 19, 1998

[LETTERHEAD OF BROWDER & ASSOCIATES, P.C.]

Independent Auditor's Report

To the Partners of
Stephenville-Tarleton Arms Apartments, Ltd.   HUD Field Office Director
Stephenville, Texas                           Fort Worth, TX

We have audited the accompanying balance sheet of Stephenville-Tarleton Arms Apartments, Ltd. (the Project), Project No. I 13-44034-LD, as of December 31, 1999, and the related statements of profit and loss, changes in owners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 1999 and the results of its operations, changes in owners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 17, 2000 on our consideration of the Project's internal controls and reports dated January 17, 2000 on its compliance with laws and regulations applicable to the basic financial statements, specific requirements applicable to the major HUD program, specific requirements applicable to the nonmajor HUD program, and specific requirements applicable to Fair Housing and Non-Discrimination.

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 17, 2000

[LETTERHEAD OF BROWDER & ASSOCIATES, P.C.]

Independent Auditor's Report

To the Partners of
Stephenville-Tarleton Arms Apartments, Ltd.
Stephenville, Texas

We have audited the accompanying balance sheet of Stephenville-Tarleton Arms Apartments, Ltd. (the Project), as of December 31, 1998, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 1998 and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 19, 1999

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 19, 1998

[Robert Ercolini & Company LLP Letterhead]

INDEPENDENT AUDITOR'S REPORT

The General Partners of
Bay Village Company
(a Massachusetts Limited Partnership)
Boston, Massachusetts

We have audited the accompanying balance sheets of Bay Village Company (a Massachusetts Limited Partnership) as of December 31, 1999 and 1998 and the related statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bay Village Company (a Massachusetts Limited Partnership) as of December 31, 1999 and 1998, and the results of its operations, changes in partners' equity, and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

/s/ Robert Ercolini & Company LLP
Boston, Massachusetts
January 18, 2000

[Robert Ercolini & Company LLP Letterhead]

INDEPENDENT AUDITOR'S REPORT

The General Partners of
Bay Village Company
(a Massachusetts Limited Partnership)
Boston, Massachusetts

We have audited the accompanying balance sheets of Bay Village Company (a Massachusetts Limited Partnership) as of December 31, 1998 and 1997 and the related statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bay Village Company (a Massachusetts Limited Partnership) as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity, and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

/s/ Robert Ercolini & Company LLP
Boston, Massachusetts
January 26, 1999

[Akersloot, Wall & Associates, P.L.L.C. Letterhead]

Independent Auditors' Report

To the Partners of
Buena Vista Manor Apartments, Ltd.

We have audited the accompanying balance sheet of Buena Vista Manor Apartments, Ltd. (a limited partnership), which includes HUD Project No. 086-35009-SUP-LD as of December 31, 1999, and the related statements of operations, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management Our responsibility is to express an opinion on these financial statements based on our audit

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of the Inspector General. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buena Vista Manor Apartments, Ltd. (a limited partnership) as of December 31, 1999, and the results of its operations, changes in partners' equity, and its cash flows for the year then ended in accordance with generally accepted accounting principles.

/s/ Akersloot, Wall & Associates, P.L.L.C.
Brentwood, Tennessee
January 18, 2000

[Akersloot, DePriest, Wall & Associates, P.L.L.C. Letterhead]

Independent Auditors' Report

To The Partners of
Buena Vista Manor Apartments, Ltd.

We have audited the accompanying balance sheet of Buena Vista Manor Apartments, Ltd. (a Tennessee limited partnership), which includes HUD Project No. 086-35009-SUP-LD as of December 31, 1998, and the related statements of operations, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of the Inspector General. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buena Vista Manor Apartments, Ltd., (a limited partnership) as of December 31, 1998, and the results of its operations, changes in partners' equity, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Akersloot, DePriest, Wall & Associates, P.L.L.C.
Brentwood, Tennessee
February 1, 1999

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

/s/ Williams, Crosslin, Sparks & Vaden, P.C.
Nashville, Tennessee
January 26, 1998

[Call, Barrick, Ethridge, Webb & Co., LLP Letterhead]

INDEPENDENT AUDITORS' REPORT

January 31, 2000

To the Partners
Rolling Meadows Apartments, Ltd.

We have audited the accompanying balance sheet of Rolling Meadows Apartments, Ltd. (A Limited Partnership), HUD Project No.: 1 17-44009-LD, as of December 31, 1999, and the related statements of income, partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of HUD Project No. 11 7-44009-LD Rolling Meadows Apartments, Ltd. at December 31, 1999, and the results of its operations, changes in partners' capital (deficit) and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 31, 2000 on our consideration of Rolling Meadows Apartments, Ltd's internal control and reports dated January 31, 2000, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Fair Housing and Non-Discrimination and specific requirements applicable to nonmajor HUD program transactions.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information shown on pages 14-19 is presented for the purpose of additional analysis and is not a required part of the basic financial statements of HUD Project No. 117-44009-LD, Rolling Meadows Apartments, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Call, Barrick, Ethridge, Webb & Co., LLP
Certified Public Accountants
Cushing, Oklahoma

[Onstott, Craddick & Hyde CPA's, Inc. Letterhead]

Independent Auditor's Report

To the Partners
Rolling Meadows Apartments, Ltd.

We have audited the accompanying balance sheet of HUD Project No. 117-44009-LD, Rolling Meadows Apartments, LTD., (a limited partnership) as of December 31, 1998, and the related statements of income, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUD Project No. 117-44009-LD, Rolling Meadows Apartments, Ltd. at December 31, 1998 and the results of its operations and changes in partners' capital and cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 4, 1999, on our consideration of Rolling Meadows Apartments, LTD.'s internal control and reports dated February 4, 1999, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Fair Housing and Non-Discrimination, and specific requirements applicable to nonmajor HUD program transactions.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on Schedules 1, 2 and 3 is presented for the purposes of additional analysis and is not a required part of the basic financial statements of HUD Project No. 117-44009-LD, Rolling Meadows Apartments, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Onstott, Craddick & Hyde CPA's, Inc.
Oklahoma City, Oklahoma
February 4, 1999

[Onstott, Craddick & Hyde CPA's, Inc. Letterhead]

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

/s/ Onstott, Craddick & Hyde CPA's, Inc.
Oklahoma City, Oklahoma
February 25, 1998

[EDWARD LEMKIN Letterhead]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Westgate Associates Limited

I have audited the accompanying balance sheet of Westgate Associates Limited, HUD Project No.: 026-44008-SHM (a Vermont limited partnership), as of December 31, 1999, and the related statements of income, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westgate Associates Limited, HUD Project No.: 026-44008-SHM, as of December 31, 1999, and the results of its operations, changes in partners' capital, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, I have also issued a report dated January 31, 2000, on my consideration of Westgate Associates Limited's internal control and reports dated January 31, 2000, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Fair Housing and Non-Discrimination, and specific requirements applicable to nonmajor HUD programs transactions.

My audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 16-19 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Westgate Associates Limited. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Edward Lemkin
Certified Public Accountant
Orange, Connecticut
January 31, 2000

[EDWARD LEMKIN Letterhead]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Westgate Associates Limited

I have audited the accompanying balance sheet of Westgate Associates Limited, HUD Project No.: 026-44008-SHM (a Vermont limited partnership) as of December 31, 1998, and the related statements of income, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westgate Associates Limited, HUD Project No.: 026-44008-SHM, as of December 31, 1998, and the results of its operations, its changes in partners' capital, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, I have also issued a report dated February 2, 1999, on my consideration of Westgate Associates Limited's internal control and reports dated February 2, 1999, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Fair Housing and Non-Discrimination, and specific requirements applicable to nonmajor HUD programs transactions.

My audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 16-19 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Westgate Associates Limited. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Edward Lemkin
Certified Public Accountant
Orange, Connecticut
February 2, 1999

[EDWARD LEMKIN Letterhead]

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

/s/ Edward Lemkin
Certified Public Accountant
Orange, Connecticut
February 3, 1998

[EDWARD LEMKIN Letterhead]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Wingate Associates Limited

I have audited the accompanying balance sheet of Wingate Associates Limited, HUD Project No.: 024-44018-LDP (a New Hampshire limited partnership), as of December 31, 1999, and the related statements of income, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wingate Associates Limited, HUD Project No.: 024-44018-LDP, as of December 31, 1999, and the results of its operations, changes in partners' capital, and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, I have also issued a report dated January 30, 2000, on my consideration of Wingate Associates Limited's internal control and reports dated January 30, 2000, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Fair Housing and Non-Discrimination, and specific requirements applicable to nonmajor HUD programs transactions.

My audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 17-20 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Wingate Associates Limited. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Edward Lemkin
Certified Public Accountant
Orange, Connecticut
January 30, 2000

[EDWARD LEMKIN Letterhead]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Wingate Associates Limited

I have audited the accompanying balance sheet of Wingate Associates Limited, HUD Project No.: 024-44018-LDP (a New Hampshire limited partnership), as of December 31, 1998, and the related statements of income, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wingate Associates Limited, HUD Project No.: 024-44018-LDP, as of December 31, 1998, and the results of its operations, its changes in partners' capital, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, I have also issued a report dated February 2, 1999, on my consideration of Wingate Associates Limited's internal control and reports dated February 2, 1999, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Fair Housing and Non-Discrimination, and specific requirements applicable to nonmajor HUD programs transactions.

My audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 17-21 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Wingate Associates Limited. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Edward Lemkin
Certified Public Accountant
Orange, Connecticut
February 2, 1999

[EDWARD LEMKIN Letterhead]

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

/s/ Edward Lemkin
Certified Public Accountant
Orange, Connecticut
February 3, 1998

[EDWARD LEMKIN Letterhead]
INDEPENDENT AUDTOR'S REPORT

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

/s/ Edward Lemkin
Certified Public Accountant
Orange, Connecticut
January 11, 1998

[Jeffrey, Phillips, Mosley & Scott, P.A. - Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Cedar Hill Apartments:

We have audited the accompanying balance sheet of Cedar Hill Apartments, (the "Partnership) as of December 31, 1999 and the related statements of income, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Cedar Hill Apartments as of December 31, 1999, and the results of its operations, changes in partners' capital, and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 25, 2000, on our consideration of Cedar Hill Apartments' internal control, and reports dated January 25, 2000, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to nonmajor HUD transactions and specific requirements applicable to Fair Housing and Non-Discrimination.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 10 and 11 is presented for the purpose of additional analysis and are not a required part of the basic financial statements of Cedar Hill Apartments. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
January 25, 2000

[Jeffrey, Phillips, Mosley & Scott, P.A. - Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Cedar Hill Apartments:

We have audited the accompanying financial statements of Cedar Hill Apartments (Project Number 082-44064 LD/SUP) (a limited partnership hereinafter referred to as the "Partnership") as of December 31, 1998, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1998, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 13, 1999, on our consideration of Cedar Hill Apartments' internal control and reports dated January 13, 1999, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to nonmajor HUD transactions and specific requirements applicable to fair housing and non-discrimination.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 11-13 are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
January 13, 1999

[Jeffrey Phillips Mosley & Scott, P.A. Letterhead]

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

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
January 16, 1998

[Jeffrey, Phillips, Mosley & Scott, P.A. - Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Char-Mur Apartments:

We have audited the accompanying financial statements of Char-Mur Apartments (the "Partnership") as of December 31, 1999, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1999, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the financial statements, the Partnership has incurred a net loss and its total current liabilities exceed its total current assets, which raises substantial doubt about its ability to continue as a going concern. Management's plan regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards, and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 27, 2000, on our consideration of Char-Mur Apartments' internal control and reports dated January 27, 2000, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to nonmajor HUD transactions and specific requirements applicable to fair housing and non-discrimination.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 11 and 12 are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
January 27, 2000

[Jeffrey, Phillips, Mosley & Scott, P.A. - Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Char-Mur Apartments:

We have audited the accompanying financial statements of Char-Mur Apartments (Project Number 082-44035 LD/SUP) (a limited partnership hereinafter referred to as the "Partnership") as of December 31, 1998, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1998, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the financial statements, the Partnership has incurred a net loss and its total current liabilities exceed its total current assets, which raises substantial doubt about its ability to continue as a going concern. Management's plan regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards, and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 18, 1999, on our consideration of Char-Mur Apartments' internal control and reports dated January 18, 1999, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to nonmajor HUD transactions and specific requirements applicable to fair housing and non-discrimination.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 13-15 are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
January 18, 1999

[JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A., - LETTERHEAD]

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

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
January 28, 1998

[Jeffrey, Phillips, Mosley & Scott, P.A. - Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Crossett Apartments, Ltd.:

We have audited the accompanying balance sheet of Crossett Apartments, Ltd. (the "Partnership"), as of December 31, 1999, and the related statements of income, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1999, and the results of its operations, changes in partners' capital, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 25, 2000, on our consideration of the Partnership's internal control, and reports dated January 25, 2000, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to nonmajor HUD transactions and specific requirement applicable to fair housing and non-discrimination.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 11 and 12 is presented for purposes of additional analysis and are not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
January 25, 2000

[Jeffrey, Phillips, Mosley & Scott, P.A. - Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Crossett Apartments, Ltd.:

We have audited the accompanying financial statements of Crossett Apartments, Ltd. (Project Number 082-44063 LD/SUP) (a limited partnership hereinafter referred to as the "Partnership") as of December 31, 1998, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1998, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of Hud Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 18, 1999, on our consideration of Crossett Apartments, Ltd.'s internal control and a report dated January 18, 1999, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to nonmajor HUD transactions, and specific requirement applicable to fair housing and non-discrimination.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 11-13 are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
January 18, 1999

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

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
January 13, 1998

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                    February 29,     February 28,
                                                                       2000              1999
                                                                    ------------     ------------
Property and equipment - at cost, less accumulated
  depreciation (Notes 2, 4, 6 and 7)                                $ 21,782,960     $ 48,351,071
Property and equipment-held for sale                                  17,929,686       11,272,289
Cash and cash equivalents (Notes 2 and 11)                             3,431,673        6,906,857
Cash - restricted for tenants' security deposits                         420,362          752,732
Mortgage escrow deposits (Notes 5, 6 and 11)                           5,306,020        5,874,507
Rents receivable                                                         130,231          336,017
Prepaid expenses and other assets                                        505,853        1,297,086
                                                                    ------------     ------------

  Total assets                                                      $ 49,506,785     $ 74,790,559
                                                                     ===========      ===========

                        LIABILITIES AND PARTNERS' DEFICIT

Mortgage notes payable (Notes 6 and 11)                              $29,892,264     $ 44,713,166
Purchase money notes payable (Note 7)                                 26,637,019       39,902,759
Due to selling partners (Note 7)                                      36,669,868       49,776,218
Accounts payable, accrued expenses and other liabilities               1,913,437        2,435,855
Tenants' security deposits payable                                       420,362          752,732
Due to general partners of subsidiaries and their
  affiliates (Note 8)                                                    326,159           81,652
Due to general partners and affiliates (Note 8)                        1,706,224        1,331,349
Distributions payable (Note 12)                                        1,004,200        2,020,374
                                                                    ------------     ------------

                                                                      98,569,533      141,014,105
                                                                    ------------     ------------

Minority interest (Note 2)                                                28,932           30,399
                                                                    ------------     ------------

Commitments and contingencies (Note 11)

Partners' deficit:

  Limited partners                                                   (48,152,233)     (65,142,875)
  General Partners                                                      (939,447)      (1,111,070)
                                                                    ------------     ------------
  Total partners' deficit                                            (49,091,680)     (66,253,945)
                                                                    ------------      -----------

  Total liabilities and partners' deficit                           $ 49,506,785     $ 74,790,559
                                                                     ===========      ===========


See accompanying notes to consolidated financial statements.

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      Year Ended
                                                      ---------------------------------------------
                                                       February 29,  February 28,      February 28,
                                                          2000           1999             1998*
                                                      -------------  -------------    ------------
Revenues
  Rentals, net                                        $17,641,932    $22,017,541      $27,748,364
  Other                                                   901,098        907,225          933,699
  (Loss) gain on sale of properties (Note 10)          (4,467,865)    12,898,451       (3,901,817)
                                                      -----------     ----------       ----------

   Total revenues                                      14,075,165     35,823,217       24,780,246
                                                      -----------     ----------       ----------

Expenses
  Administrative and management                         4,294,265      4,029,798        4,705,642
  Administrative and management-related
   parties (Note 8)                                     1,961,159      2,291,742        2,628,898
  Operating                                             2,835,808      3,435,316        4,756,064
  Repairs and maintenance                               4,614,090      5,809,880        7,855,877
  Taxes and insurance                                   2,257,083      2,909,012        3,777,360
  Financial, principally interest                       4,003,661      5,220,989        7,099,494
  Depreciation                                          2,569,844      4,145,148        5,684,363
  Loss on impairment of assets (Note 4)                    96,724      3,191,072          435,000
                                                      -----------     ----------       ----------

   Total expenses                                      22,632,634     31,032,957       36,942,698
                                                      -----------     ----------       ----------

(Loss) income before minority interest and
  extraordinary item                                   (8,557,469)     4,790,260      (12,162,452)
Minority interest in income of subsidiaries                (1,430)      (424,099)        (102,344)
                                                      -----------     ----------       ----------
(Loss) income before extraordinary item                (8,558,899)     4,366,161      (12,264,796)
Extraordinary item - forgiveness of
  indebtedness income (Note 10)                        26,725,364      7,583,482       21,447,564
                                                      -----------     ----------       ----------
Net income                                            $18,166,465    $11,949,643     $  9,182,768
                                                       ==========     ==========      ===========

(Loss) income before extraordinary item -
  limited partners                                    $(8,473,310)   $ 4,322,499     $(12,142,148)
Extraordinary item - limited partners                  26,458,110      7,507,647       21,233,088
                                                      -----------     ----------       ----------

Net income - limited partners                         $17,984,800    $11,830,146     $  9,090,940
                                                       ==========     ==========      ===========
Number of limited partnership units outstanding            10,038         10,038           10,038
                                                       ==========     ==========      ===========

(Loss) income before extraordinary item per
  limited partnership unit                            $     (844)    $       431     $     (1,209)
Extraordinary item per limited partnership unit             2,636            748            2,115
                                                      -----------     ----------       ----------

Net income per limited partnership unit               $     1,792    $     1,179     $        906
                                                       ==========     ==========      ===========


*Reclassified for comparative purposes.
See accompanying notes to consolidated financial statements.

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT

                                                                      Limited         General
                                                           Total      Partners        Partners
                                                     ------------   ------------    -----------
Balance - March 1, 1997                              $(83,335,010)  $(82,053,129)   $(1,281,881)

Net income - year ended February 28, 1998               9,182,768      9,090,940         91,828

Distributions                                          (2,030,972)    (2,010,662)       (20,310)
                                                     ------------   ------------    -----------

Balance - February 28, 1998                           (76,183,214)   (74,972,851)    (1,210,363)

Net income - year ended February 28, 1999              11,949,643     11,830,146        119,497

Distributions                                          (2,020,374)    (2,000,170)       (20,204)
                                                     ------------   ------------    -----------

Balance - February 28, 1999                           (66,253,945)   (65,142,875)    (1,111,070)

Net income - year ended February 29, 2000              18,166,465     17,984,800        181,665

Distributions                                          (1,004,200)      (994,158)       (10,042)
                                                     ------------   ------------    -----------

Balance - February 29, 2000                          $(49,091,680)  $(48,152,233)   $  (939,447)
                                                      ===========    ===========     ==========

See accompanying notes to consolidated financial statements.

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Decrease ) increase in Cash and Cash Equivalents

                                                                       Year Ended
                                                     --------------------------------------------
                                                      February 29,   February 28,     February 28,
                                                         2000           1999               1998
                                                      -----------    -----------      -----------
Cash flows from operating activities:
  Net income                                         $ 18,166,465   $ 11,949,643     $  9,182,768
                                                      -----------    -----------      -----------
  Adjustments to reconcile net income to net
   cash (used in) provided by operating activities:
  Loss (gain) on sale of properties (Note 10)           4,467,865    (12,898,451)       3,901,817
  Extraordinary item - forgiveness of
   indebtedness income (Note 10)                      (26,725,364)    (7,583,482)     (21,447,564)
  Depreciation                                          2,569,844      4,145,148        5,622,990
  Loss on impairment of assets (Note 4)                    96,724      3,191,072          435,000
  (Increase) decrease in assets
   Cash restricted for tenants' security deposits         196,790          1,849          (47,498)
   Mortgage escrow deposits                               127,648        239,535          (11,761)
   Rents receivable                                       165,986        (51,523)         (49,706)
   Prepaid expenses and other assets                      707,959        (34,145)          19,926
  Increase (decrease) in liabilities
   Due to selling partners                              2,770,875      3,569,130        4,814,077
   Accounts payable, accrued expenses and
    other liabilities                                  (2,888,991)      (437,234)        (211,558)
   Tenants' security deposits payable                     (17,943)        (8,197)          45,357
   Increase in due to general partners of
    subsidiaries and their affiliates                      30,362        106,070          329,919
   Decrease in due to general partners of
    subsidiaries and their affiliates                  (1,078,046)      (363,941)        (203,647)
   Due to general partners and affiliates                 374,875         22,735         (433,413)
   Minority interest in income of
    subsidiaries                                            1,430        424,099          102,344
                                                      -----------    -----------      -----------
    Total adjustments                                 (19,199,986)    (9,677,335)      (7,133,717)
                                                      -----------    -----------      -----------
  Net cash (used in) provided by
    operating activities                               (1,033,521)     2,272,308        2,049,051
                                                      -----------    -----------      -----------

Cash flows from investing activities:
  Decrease (increase) in certificates of deposit                0        159,348           (3,523)
  Proceeds from sale of properties                      6,278,103      7,496,000        5,887,700
  Costs paid relating to sale of properties              (436,524)      (408,472)        (111,240)
  Acquisitions of property and equipment                 (676,231)      (518,212)      (1,217,360)
  (Increase) decrease in mortgage escrow deposits        (318,344)      (235,320)         482,988
                                                      -----------    -----------      -----------
  Net cash provided by investing activities             4,847,004      6,493,344        5,038,565
                                                      -----------    -----------      -----------





           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Decrease) increase in Cash and Cash Equivalents
                                   (continued)

                                                                      Year Ended
                                                     --------------------------------------------
                                                      February 29,   February 28,     February 28,
                                                         2000           1999             1998
                                                      -----------    -----------      -----------
Cash flows from financing activities:
  Distributions                                        (2,020,374)    (2,030,972)      (1,111,554)
  Principal payments of mortgage notes payable         (2,518,997)    (4,736,084)      (3,329,416)
  Payments to selling partners                         (1,393,987)      (600,491)        (541,831)
  Principal payments of purchase money
   notes payable                                       (1,352,412)             0       (2,001,151)
  Decrease in minority interest                            (2,897)      (561,091)         (15,327)
                                                      -----------    -----------      -----------
  Net cash used in financing activities                (7,288,667)    (7,928,638)      (6,999,279)
                                                      -----------    -----------      -----------

Net (decrease) increase in cash and cash equivalents   (3,475,184)       837,014           88,337
Cash and cash equivalents, beginning of year            6,906,857      6,069,843        5,981,506
                                                      -----------    -----------      -----------
Cash and cash equivalents, end of year               $  3,431,673   $  6,906,857    $   6,069,843
                                                      ===========    ===========     ============

Supplemental disclosure of cash flows information:
  Cash paid during the year for interest             $  1,213,668   $  1,984,880    $   2,378,132
                                                      ===========    ===========     ============

Supplemental disclosures of noncash investing
  and financing activities:
  Distributions payable                              $  1,004,200   $  2,020,374    $   2,030,972
  Increase in property and equipment-held for
   sale reclassified from property and equipment        6,657,397     11,272,289        8,372,413
  Increase in purchase money notes payable due
   to the capitalization of prepaid expenses and
   other assets                                           328,798        388,295                0
  Forgiveness of indebtedness (Note 10):
  Decrease in purchase money notes payable            (12,242,126)     3,588,492        8,575,008
  Decrease in due to selling partners                 (14,483,238)     3,979,229       12,872,556
  Decrease in due to general partners of
   subsidiaries and their affiliates                            0         15,761                0





           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Decrease) increase in Cash and Cash Equivalents
                                   (continued)


                                                                      Year Ended
                                                     --------------------------------------------
                                                      February 29,   February 28,     February 28,
                                                         2000           1999             1998
                                                      -----------    -----------      -----------
Summarized below are the components of the
  gain on sale of properties:
  Decrease in property and equipment, net of
   accumulated depreciation                          $ 17,920,377   $    100,000     $ 13,776,108
  Decrease in property and equipment-held for sale              0      8,372,413                0
  Decrease in certificates of deposit                           0         46,161                0
  Decrease in cash-restricted for tenants'
   security deposits                                      135,580         88,980          286,192
  Decrease in rents receivable                             39,800         20,394           47,990
  Decrease in mortgage escrow deposits                    759,183        905,626          842,652
  Decrease in prepaid expenses and other assets           412,072         80,578          189,206
  (Decrease) increase in accounts payable, accrued
   expenses and other liabilities                       2,366,573     (1,764,892)         401,507
  Decrease in tenants' security deposits payable         (314,427)       (82,632)        (284,051)
  Decrease in mortgage payable                        (12,301,905)    (6,015,327)      (4,805,395)
  Decrease in due to general partners and affiliates    1,292,191       (147,309)        (775,932)
  Decrease in purchase money notes payable                      0     (3,250,000)               0
  Decrease in due to selling partners                           0     (4,164,915)               0


See accompanying notes to consolidated financial statements.

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000

NOTE 1 - Organization

Cambridge + Related Housing Properties Limited Partnership, (the "Partnership") was formed pursuant to the laws of the State of Massachusetts on April 28, 1983. The Partnership invests, as a limited partner, in other limited partnerships (referred to herein as "Local Partnerships", "subsidiary" or "subsidiary partnerships"), each of which owns and operates an existing apartment complex (an "Apartment Complex") which is receiving some form of local, State or Federal assistance, including mortgage insurance, rental assistance payments, permanent mortgage financing and/or interest reduction payments ("Government Assistance").

As of February 29, 2000, the Partnership holds an interest in twenty-four Local Partnerships, each of which owns one Apartment Complex which receives Government Assistance. During the fiscal year ended February 29, 2000, the properties and the related assets and liabilities owned by one Local Partnership were sold to third parties and the Partnership's Local Partnership Interest in five other Local Partnerships was sold to the Local Partnership's general partners. Through the fiscal year ended February 29, 2000, the properties and the related assets and liabilities owned by eight Local Partnerships were sold to third parties and the Partnership's Local Partnership Interest in twelve other Local Partnerships were sold to third parties and the Local Partnership's general partners, respectively. A portion of the net proceeds was used to settle the associated purchase money notes and accrued interest thereon (See Note 10).

The general partners of the Partnership are Government Assisted Properties, Inc. (the "Assisted General Partner") and Related Housing Programs Corporation (the "Related General Partner"), both of which are Delaware corporations affiliated with an affiliate of The Related Companies, L.P. ("Related"), a New York limited partnership, and Cambridge/Related Housing Associates Limited Partnership ("Cambridge Related Associates"), a Massachusetts limited partnership, (together, the "General Partners"). The general partners of Cambridge Related Associates are the Assisted General Partner and the Related General Partner.

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

NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and 30 (one of which only has activity through the date of sale of its property and the related assets and liabilities and five of which only have activity through the date of sale of the Partnership's interest), and 35 (four of which only have activity through the date of sale of their properties and the related assets and liabilities and one of which only has activity through the date of sale of

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000

the Partnership's interest), and 41 (three of which only have activity through the date of sale of their properties and the related assets and liabilities and five of which only have activity through the date of sale of the Partnership's interest) in which the Partnership is a limited partner for the years ended February 29, 2000, February 28, 1999 and 1998, respectively. Through the rights of the Partnership and/or a General Partner, which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

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

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from contributions and distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated $68,520, $0 and $84,862 for the years ended February 29, 2000, February 28, 1999 and 1998, (the 1999, 1998 and 1997 Fiscal Years), respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any.

b)  Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. All property and equipment for subsidiary partnerships whose assets and liabilities are under sales contracts are classified as assets held for sale.

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000

Through February 29, 2000, the Partnership has recorded approximately $8,889,000 as a loss on impairment of assets.

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

g)  Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

(h)  Adoption of New Accounting Standards

During April of 1998, the Financial Accounting Standards Board issued Statement of Position 98-5 ("SOP 98-5") "Reporting on the Costs of Start-Up Activities". This statement provides guidance on the financial reporting of start-up costs and organization costs. This statement is effective for all fiscal quarters beginning after December 15, 1998.

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000

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

MORTGAGE NOTES PAYABLE
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage notes payable are as follows:

                                        February 29, 2000                   February 28, 1999
                                 -------------------------------      -------------------------
                                     Carrying                         Carrying
                                     Amount*        Fair Value         Amount*       Fair Value
                                 ---------------   -------------      ----------     ----------
Mortgage Notes Payable for which it is:

Practicable to estimate
  fair value                         $10,253,555      $9,920,943     $24,324,901    $24,200,490
Not Practicable (a)                  $19,638,709                     $20,388,265    $         0

Purchase Money Notes
  Payable for which it is
  Not Practicable (b)                $26,637,019                     $39,902,759    $         0

(a) The mortgage notes payable are insured by the Department of Housing and Urban Development (the "HUD") primarily in accordance with Section 236 of the National Housing Act. New loans are no longer being insured in accordance with
Section 236 and presently existing loans are subject to restrictions regarding prepayment. Management believes the estimation of fair value to be impracticable.

(b) For the reasons discussed in Note 11(b), it is not practicable to estimate the fair value of these notes.

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

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000

NOTE 4 - Property and Equipment and Property and Equipment-Held for Sale

The components of property and equipment and their estimated useful lives are as follows:

                                     February 29,     February 28,      Estimated
                                        2000             1999          Useful Lives
                                     ------------     ------------     ------------
Land                                 $  2,828,577     $  6,257,117
Building and improvements              41,606,414       91,269,013      15-40 years
Furniture and fixtures                  4,976,751        6,620,647       3-10 years
                                     ------------     ------------
                                       49,411,742      104,146,777
Less:  Accumulated depreciation        27,628,782       55,795,706
                                     ------------     ------------
                                     $ 21,782,960     $ 48,351,071
                                      ===========      ===========

Depreciation expense for the 1999, 1998 and 1997 Fiscal Years amounted to $2,569,844, $4,145,148 and $5,684,363, respectively.

The components of property and equipment-held for sale are as follows:

                                                       February 29,  February 28,
                                                           2000          1999
                                                       ------------  ------------
Land                                                    $ 1,794,141   $ 1,152,095
Building and improvement                                 32,532,451    21,729,610
Furniture and fixtures                                    1,234,296       539,342
                                                        -----------   -----------
                                                         35,560,888    23,421,047
Less:  Accumulated depreciation                          17,631,202    12,148,758
                                                        -----------   -----------

                                                        $17,929,686   $11,272,289
                                                        ===========   ===========

During the year ended December 31, 1999, Westgate Associates, Limited and Wingate Associates, Limited had losses on impairment of assets of $38,079 and $58,645 respectively.

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

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000

NOTE 5 - Mortgage Escrow Deposits

Mortgage escrow deposits consist of the following:

                                                         February 29,  February 28,
                                                             2000          1999
                                                         ------------  ------------
Reserve for replacements                                   $3,748,776    $3,723,192
Real estate taxes, insurance and other                      1,537,446     2,131,517
Preservation Acts                                              19,798        19,798
                                                          -----------   -----------
                                                           $5,306,020    $5,874,507
                                                          ===========   ===========

NOTE 6 - Mortgage Notes Payable

The mortgage notes are payable in aggregate monthly installments of approximately $259,000, including principal and interest at rates ranging from 6.75% to 9.0% per annum, through May 2022. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership's rents and leases and is without further recourse.

Certain mortgage notes with balances aggregating $16,151,957 and $24,932,774 at December 31, 1999 and 1998, respectively, which bear interest at rates ranging from 7% to 8.5% per annum, were eligible for interest rate subsidies under the terms of regulatory agreements with HUD. Accordingly, the subsidiary partnerships paid only that portion of the monthly payments that would be required if the interest rate was in the range of 1% to 1.75% per annum; the balance was subsidized under Section 236 of the National Housing Act.

Annual principal payment requirements for each of the next five fiscal years are as follows:

Year Ending December 31                 Amount
-----------------------             ------------
2000                                 $3,749,683
2001                                  1,245,050
2002                                  1,339,806
2003                                  1,441,770
2004                                  1,554,723
Thereafter                           20,561,232
                                     ----------
                                    $29,892,264
                                     ==========

The above principal payment requirements have been adjusted for principal acceleration which may result from the event of default of one subsidiary partnership.

The mortgage agreements require monthly deposits to reserves for replacements aggregating approximately $92,000 and monthly deposits to escrow accounts for real estate taxes, insurance and other (Note 5).

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000

NOTE 7 - Purchase Money Notes Payable

Nonrecourse Purchase Money Notes (the "Purchase Money Notes") were issued to the selling partners of the Subsidiary Partnerships as part of the purchase price, and are secured only by the Partnership's interest in the Subsidiary Partnership to which the Purchase Money Note relates.

The Purchase Money Notes, which provide for simple interest, will not be in default, if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding Subsidiary Partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. As of February 29, 2000, the maturity dates of the Purchase Money Notes associated with the remaining properties owned by the Subsidiary Partnerships were extended for three to five years (see below). Any interest not paid currently accrues, without further interest thereon, through the extended due date of the Purchase Money Note. Continued accrual of such interest without payment would impact the effective rate of the Purchase Money Notes, specifically by reducing the current effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the Purchase Money Notes. Unpaid interest of $36,560,820 and $49,651,170 at February 29, 2000 and February 28, 1999, respectively, has been accrued and is included in the caption due to selling partners. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds from the sale or refinancing of the Apartment Complex, or in some cases the Local Partnership Interest to which the Purchase Money Note relates.

The Partnership was permitted to extend the term of the Purchase Money Notes for up to five additional years. In connection with such extensions, the Partnership incurred an extension fee of 1/2% per annum of the outstanding principal balance of the Purchase Money Notes. The Partnership sent an extension notice to each Purchase Money Note holder that pursuant to the Purchase Money Note it was extending the maturity. However in certain cases, the Partnership did not pay the extension fee at that time, deferring such payment to the future. Extension fees in the amount of $719,010 were incurred by the Partnership through February 29, 2000. Such Purchase Money Notes are now extended with maturity dates ranging from July 2001 to December 2004. Extension fees of $564,682 were accrued and added to the Purchase Money Notes balance.

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

Cash flow distributions aggregating $166,699, $156,292 and $311,625 were made to the Partnership in the 1999, 1998 and 1997 Fiscal Years which do not include $5,397 and $5,397 escrow monies held for the Preservation Acts program in the 1998 and 1997 Fiscal Years. Of such

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000

distributions, $100,019, $93,776 and $214,171, respectively, was used to pay interest on the Purchase Money Notes. Distribution of proceeds from sales aggregating $2,493,720 and $1,883,036 were made to the Partnership in the 1999 and 1998 Fiscal Years, respectively, of which $2,493,720 and $496,704, respectively, was used to pay principal and interest on the Purchase Money Notes.

NOTE 8 - Related Party Transactions

The costs incurred to related parties for the years ended February 29, 2000, February 28, 1999 and 1998 were as follows:

                                                              Year Ended
                                                -----------------------------------------
                                                February 29,   February 28,  February 28,
                                                   2000           1999          1998
                                                ------------   ------------  ------------
Partnership management fees (a)                  $   966,838    $   966,838   $   950,977
Expense reimbursement (b)                            124,661        111,233       148,493
Property management fees incurred
  to affiliates of the General Partners (c)          108,880        157,645       268,192
Local administrative fee (d)                          18,750         21,250        26,250
                                                 -----------    -----------   -----------
                                                   1,219,129      1,256,966     1,393,912

Property management fees incurred
  to affiliates of the subsidiary partnerships
  general partners (c)                               738,865      1,034,776     1,234,986
Subsidiary Partnerships general partners
  incentive fee (e)                                    3,165              0             0
                                                 -----------    -----------   -----------
Total general and administrative
  related parties                                $ 1,961,159    $ 2,291,742   $ 2,628,898
                                                 ===========    ===========   ===========

(a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's general partners and affiliates. Partnership management fees have been charged to operations and are included in administrative and management-related parties expenses. Partnership management fees owed to the General Partners amounting to approximately $875,000 and $464,000 were accrued and unpaid as of February 29, 2000 and February 28, 1999.

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

(c) Property management fees paid by Local Partnerships to affiliates of the Local Partnerships amounted to approximately $847,745, $1,192,421 and $1,503,178 for the 1999, 1998 and 1997 Fiscal Years, respectively. Of such fees $108,880, $157,645 and $268,192 was paid to a

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000

company which is also an affiliate of the Related General Partner for the 1999, 1998 and 1997 Fiscal Years, respectively.

(d) Cambridge/Related Associates, a limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 from each subsidiary partnership.

(e) The Partnership entered into an agreement with the local general partner of Parktowne Ltd. and Westwood Apartment Company Ltd., which provides for an annual incentive fee based on cash flow distributed from the respective properties. Such fee amounted to $3,165 and $0 for the years ended February 29, 2000 and February 28,1999, respectively.

Cambridge/Related Associates has a .01% interest, as a limited partner, in each of the subsidiary partnerships.

Due to local general partners and affiliates at December 31, 1999 and 1998 consists of the following:

                                                                  DECEMBER 31,
                                                            -----------------------
                                                              1999          1998
                                                            ---------    ----------
Operating advances (*)                                      $  50,640    $   44,440
General partner distributions                                  50,000        50,000
Management and other operating advances                       225,519       (12,788)
                                                            ---------    ----------

                                                            $ 326,159    $   81,652
                                                            =========    ==========

(*) Operating advances include zero and three loans payable to local general partners and affiliates for the years ended December 31, 1999 and 1998, respectively, which are unsecured, non-interest bearing and are payable out of available surplus cash, of the respective subsidiary partnership, or at the time of sale or refinancing.

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000

NOTE 9 - Income Taxes

A reconciliation of the financial statement net income to the income tax income for the Partnership and its consolidated subsidiaries is as follows:

                                                              Year Ended December 31
                                                   -----------------------------------------------
                                                      1999              1998              1997
                                                   -----------       -----------       -----------
Financial statement net income                     $18,166,465       $11,955,665       $ 9,182,768

Difference between depreciation expense
recorded for financial reporting purposes and
the accelerated cost recovery system utilized
for income tax purposes                              1,782,411           609,973        (1,596,191)

Difference resulting from accruals for financial
reporting purposes not deductible for tax
purposes until paid                                     33,900            87,708           (18,542)

Difference resulting from parent company
having a different fiscal year for income tax
and financial reporting purposes                      (288,047)         (198,480)         (935,853)

Difference between gain on sale of properties
recorded for financial reporting purposes and
for income tax purposes                              6,529,256        (1,896,868)       10,981,175

Loss on impairment of assets                            96,724         3,191,072           435,000


Difference between extraordinary item-forgiveness
of indebtedness income recorded for financial
reporting purposes and for income tax purposes       6,996,683         9,001,362        (1,641,970)

Other                                                 (137,092)           23,053           265,417
                                                   -----------       -----------       -----------
Net income as shown on the income tax return
for the calendar year ended                        $33,180,300       $22,773,485       $16,671,804
                                                   ===========       ===========       ===========

NOTE 10 - Sale of Properties

GENERAL

The Partnership is currently in the process of winding up its operations and disposing of its investments. It is anticipated that this process will take a number of years. As of February 29, 2000, the Partnership has disposed of twenty of its forty-four original investments. Nine additional investments are listed for sale and the General Partner anticipates that the fifteen re-

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000

maining investments will be listed for sale by December 31, 2001. There can be no assurance as to when the Partnership will dispose of its last remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions including changes in tax laws, it is unlikely that the proceeds from such sales will be sufficient to return the limited partners, original investment.

In order to facilitate an orderly disposition of the Partnership's assets, the Partnership formed two entities: Cambridge Liquidating Trust LLC ("Trust I"), a Massachusetts limited liability company which is owned 99.99% by the Partnership and .01% by affiliates of Related; and, Cambridge Liquidating Trust II ("Trust II"), a Massachusetts general partnership which is owned 99% by Cambridge Liquidating GP II, L.L.C. ("GP II") and 1% by Cambridge Liquidating GP I, L.L.C. ("GP I"). Both GP I and GP II are owned by the Partnership.

On December 30, 1998, the Partnership contributed its limited partnership interest in Bethany Glen Associates, Westwood, Ltd., Parktowne, Ltd., Rolling Meadows Apartments, Ltd., Buena Vista Apartments, Ltd. and Wingate Associates, Ltd. to Trust I. On December 31, 1998, the Partnership contributed its limited partnership interests in Grandview-Blue Ridge Manor Limited, Breckenridge-Chaparral Apartments II, Ltd., El Paso-Gateway East, Ltd., Albequerque-Lafayette Square Apartments, Ltd., Corpus Christi-Oso Bay Apartments, Ltd., Westgate Associates Limited, San Diego-Logan Square Gardens Co., Ardmore-Rolling Meadows of Ardmore, Ltd., Fort Worth-Northwoods Apartments, Ltd. and Stephenville-Tarleton Arms Apartments, Ltd. to Trust II. In each case, the interests were contributed subject to each respective Purchase Money Note. The contribution did not involve any consideration being paid to the Partnership, therefore, there was no tax effect to the limited partners of the Partnership.

INFORMATION REGARDING DISPOSITION

On September 17, 1996, the property and the related assets and liabilities of Oakland-Keller Plaza ("Keller Plaza") were sold to a third party for $8,800,000 resulting in a gain in the amount of approximately $4,937,000. The Partnership used approximately $3,473,000 of the net proceeds to settle the associated Purchase Money Note and accrued interest which had a total outstanding balance of approximately $4,066,000 resulting in forgiveness of indebtedness income of approximately $593,000. In 1997, additional proceeds were received and paid to the Purchase Money Note holder resulting in a decrease in the forgiveness of indebtedness income of approximately $66,000.

On April 25, 1997, the Partnership's Local Partnership Interest in Los Caballeros Apartments ("Los Caballeros") was sold to the general partners of Los Caballeros for $100,000, resulting in a gain in the amount of approximately $501,000. No proceeds were used to settle the associated Purchase Money Note and accrued interest thereon which had a total outstanding balance of approximately $3,188,000, resulting in forgiveness of indebtedness income.

On September 9, 1997, the property and the related assets and liabilities of South Munjoy Associates, Limited ("South Munjoy") were sold to Montfort Housing Limited Partnership, which is an affiliate of Mainland Development Company of Portland, Maine ("Mainland Development") for $3,000,000, resulting in a loss in the amount of approximately $225,000. The Partnership used approximately $1,313,000 of the net proceeds to settle the associated Purchase

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000

Money Note and accrued interest thereon which had a total outstanding balance of approximately $3,247,000, resulting in forgiveness of indebtedness income of approximately $1,934,000.

On December 12, 1997, the Partnership's limited partnership interests in Grosvenor South Apartments Limited Partnership and Grosvenor South Apartments #2 Limited Partnership (together, the "Grosvenors") were sold to the general partners of the Grosvenors for approximately $1,114,000, resulting in a loss in the amount of approximately $1,409,000. No proceeds were used to settle the associated Purchase Money Notes and accrued interest which had a total outstanding balance of approximately $5,058,000, resulting in forgiveness of indebtedness income.

On December 12, 1997, the Partnership's limited partnership interests in Clinton Plaza Apartments Limited Partnership and Clinton Plaza Apartments #2 Limited Partnership (together the "Clintons") were sold to the general partners of the Clintons for approximately $1,673,000, resulting in a loss in the amount of approximately $2,769,000. No proceeds were used to settle the associated Purchase Money Notes and accrued interest which had a total outstanding balance of approximately $9,690,000, resulting in forgiveness of indebtedness income.

On January 16, 1998, the property and related assets and liabilities of Country Ltd. ("Country") and Northbrook III, Ltd. ("Northbrook") were sold to a third party for a combined purchase price of $5,256,000, resulting in gains of approximately $1,508,000 during the year ended February 1998. The Partnership used approximately $861,000 and $90,000, respectively, of the net proceeds to settle the associated Purchase Money Note and accrued interest thereon which had total outstanding balances of $2,517,000 and $77,000, respectively, resulting in forgiveness of indebtedness income (loss) of $1,656,119 and ($13,044) and related Purchase Money Note and interest thereon, during the year ended February 28, 1998.

On April 21, 1998, the Partnership's limited partnership interest and related Purchase Money Note and interest thereon in Oklahoma City - Town and Country Village Apartments, Ltd. ("Town and Country") was assigned to the local general partner effective January 15, 1998, resulting in a gain of approximately $11,970,000.

On April 27, 1998, the property and the related assets and liabilities of Riverside Gardens Limited Partnership ("Riverside") and Cudahy Gardens Limited Partnership ("Cudahy") were sold to a third party for approximately $1,834,000 and $232,000, respectively, resulting in losses of approximately $432,000 and $148,000 plus the assumption of the related mortgage notes. The Partnership used approximately $451,000 and $56,000, respectively, of the net proceeds to settle the associated Purchase Money Note and accrued interest thereon which had total outstanding balances of approximately $5,402,000 and $2,672,000, respectively, resulting in forgiveness of indebtedness income of approximately $4,951,000 and $2,616,000, respectively.

On November 25, 1998, the Parktowne, Ltd., Westwood Apartments Company, Ltd., Eastwyck III, Ltd., New Jersey, Ltd., and Zeigler Boulevard, Ltd. Partnerships entered into purchase and sale agreements to sell the properties and the related assets and liabilities to an unaffiliated third party. During December 1998, the purchaser failed to provide the necessary down payment thereby terminating the contract. The Local General Partner is actively pursuing other interested purchasers.

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000

On April 28, 1999, Pacific Palms ("Pacific"), a limited partnership entered into a letter of intent to sell the Pacific Palms apartments to an unaffiliated third party purchaser for a price of $4,800,000. On November 9, 1999, Pacific entered into an amendment to the purchase agreement. The amendment contemplated a closing no later than April 30, 2000. In exchange for agreeing to the amendments, the purchaser agreed to increase the purchase price to $4,900,000. The third party purchaser released a deposit of $50,000 to Pacific as consideration for additional time. The sale took place on April 28, 2000 (see
Note 12).

On May 5, 1999, the Wingate Associates Limited entered into an agreement for the purchase and sale of real estate with an unaffiliated third party for a price of $2,560,000. Since entering into the agreement the purchaser and Wingate Associates Limited have negotiated amendments to such agreement. The amendments call for a reduction in the purchase price to $2,360,000, an additional down payment of $25,000, and a closing no later than May 31, 2000. The closing is expected to occur in 2000. No assurances can be given that the sale will actually occur.

On June 18, 1999, the Partnership's limited partnership interest in Warren Manor Apartments Limited Partnership was sold to the local general partners for approximately $935,000, resulting in a loss in the amount of approximately $3,548,000. No proceeds were used to settle the associated Purchase Money Note and accrued interest which had a total outstanding balance of approximately $9,187,000, resulting in forgiveness of indebtedness income.

On June 18, 1999, the Partnership's limited partnership interest in Golf Manor Apartments Limited Partnership was sold to the local general partners for approximately $255,000, resulting in a loss in the amount of approximately $544,000. No proceeds were used to settle the associated Purchase Money Note and accrued interest which had a total outstanding balance of approximately $2,227,000, resulting in forgiveness of indebtedness income.

On June 18, 1999, the Partnership's limited partnership interest in Warren Woods Apartments, L.P. was sold to the local general partners for approximately $377,000, resulting in a loss in the amount of approximately $1,914,000. No proceeds were used to settle the associated Purchase Money Note and accrued interest which had a total outstanding balance of approximately $3,532,000, resulting in forgiveness of indebtedness income.

On June 18, 1999, the Partnership's limited partnership interest in Rosewood Manor Apartments Limited Partnership was sold to the local general partners for approximately $406,000, resulting in a loss in the amount of approximately $1,031,000. No proceeds were used to settle the associated Purchase Money Note and accrued interest which had a total outstanding balance of approximately $3,568,000, resulting in forgiveness of indebtedness income.

On June 18, 1999, the Partnership's limited partnership interest in Canton Commons Apartments Limited Partnership was sold to the local general partners for approximately $855,000, resulting in a gain in the amount of approximately $987,000. No proceeds were used to settle the associated Purchase Money Note and accrued interest which had a total outstanding balance of approximately $7,816,000, resulting in forgiveness of indebtedness income.

On October 6, 1999, Westgate Associates Limited ("Westgate") entered into an agreement for the purchase and sale of real estate with an unaffiliated third party for a purchase price of

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000

$2,055,000. The sale is expected to take place in September 2000. No assurances can be given that the sale will actually occur.

On November 8, 1999, the property and the related assets and liabilities of Bethany Glen Associates ("Bethany") were sold to an unaffiliated third party for $3,450,000, resulting in a gain in the amount of approximately $1,582,000. The Partnership used $2,494,000 of the net proceed to settle the associated Purchase Money Note and accrued interest thereon which had a total outstanding balance of approximately $2,889,000, resulting in forgiveness of indebtedness income of $395,000.

On January 17, 2000, Rolling Meadows Apartments, Ltd. ("Rolling Meadows") entered into an agreement for the purchase and sale of real estate with an unaffiliated third party for a purchase price of $2,400,000. The sale is expected to occur in August 2000. No assurances can be given that the sale will actually occur.

On March 6, 2000, Westwood Apartments Company, Ltd. ("Westwood") entered into an agreement for the purchase and sale of real estate with an unaffiliated third party for a purchase price of $2,025,000. The sale is expected to occur in June 2000. No assurances can be given that the sale will actually occur.

Effective January 1, 1999, Parktowne Ltd. ("Parktowne") adopted a plan to sell its property. Accordingly, the Subsidiary Partnership has revalued its assets and liabilities to the amount expected to be collected and paid upon sale. Up through January 1, 1999, Parktowne recorded its results of its operation using accounting principles applicable to going concern entities. On March 6, 2000, Parktowne, entered into an agreement for the purchase and sale of real estate with an unaffiliated third party for a purchase price of $2,500,000. The sale is expected to occur in June 2000. No assurances can be given that the sale will actually occur.

NOTE 11 - Commitments and Contingencies

a)  Events of Default and Going Concern

CADDO PARISH-VILLAS SOUTH, LTD.
Caddo Parish-Villas South, Ltd. ("Villas South") continues to be in default of its original mortgage agreement. Until November 1995, the project operated under a provisional workout agreement with HUD. During November 1995, the mortgage note was sold to a conventional mortgagee. These items raise substantial doubt about Villas South's ability to continue as a going concern. Villas South is in the process of trying to renegotiate the terms of the notes with the new mortgage holders, but there can be no assurance that the renegotiation will be successful. Villas South filed for protection under Chapter 11 of the United States Bankruptcy Code on November 12, 1996 and the equivalent of a receiver has been appointed. The Partnership's investment in Villas South was approximately $0 and $0 at February 29, 2000 and February 28, 1999, respectively, and the minority interest balance was zero at each date. Villas South's net loss after minority interest amounted to approximately $0, $3,136,923 and $151,000, for the 1999, 1998 and 1997 Fiscal Years, respectively. Accordingly, for the Fiscal Year ended February 28, 1999 a loss on impairment in the amount of $3,191,072 was recognized. As of February 28, 1999, the building was written down to zero.

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000

CHAR-MUR APARTMENTS, LTD.
During the year ended December 31, 1999, Char-Mur Apartments, Ltd. ("Char-Mur ") incurred a net loss of approximately $18,000 and, as of that date, the local partnership's total current liabilities exceeded its total current assets by approximately $135,000. These factors, among others, raise substantial doubt about the partnership's ability to continue as a going concern. Char-Mur's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its mortgage, to obtain additional capital contributions from partners, and ultimately, to attain successful operations. Management is making all efforts possible to increase the occupancy and the rental income of the project and to make the necessary improvements to enhance the property, in an attempt to improve Char-Mur's cash flow. The Partnership's investment in Char-Mur was approximately $164,000 and $182,000 at February 29, 2000 and February 28, 1999, respectively, and the minority interest balance was zero at each date. Char-Mur's net loss after minority interest amounted to approximately $18,000, $39,000 and $31,000 for the 1999, 1998 and 1997 Fiscal Years,
respectively.

WESTWOOD APARTMENTS COMPANY, LTD.
Westwood Apartments Company, Ltd. ("Westwood") has experienced a significant decrease in occupancy levels in 1997, 1998, and 1999. As a result, the partnership has incurred operating losses and cash deficits. In addition, the partnership is twelve months in arrears on their mortgage payments and twenty months in arrears in making deposits to the reserve for replacements. Effective January 1, 1999, Westwood adopted a plan to sell its property. Accordingly, the subsidiary partnership has revalued its assets and liabilities to the amount expected to be collected and paid upon sale. Up through that date, Westwood recorded its results of operations using accounting principles applicable to going concern entities. The partnership's investment in Westwood was approximately $108,000 and $99,000 at February 29, 2000 and February 28, 1999, and the minority interest balance was zero at each date. Westwood's net income
(loss) after minority interest amounted to approximately $9,000, $(197,000) and $(101,000) for the 1999, 1998 and 1997 Fiscal Years, respectively. The mortgage was assigned HUD on February 18, 1999.

b)  Purchase Money Notes

As part of the purchase price of its investment in the Local Partnerships, the Partnership issued approximately $61,029,000 of Purchase Money Notes. As of the end of the 1999 Fiscal Year, unpaid accrued interest on the Purchase Money Notes amounted to approximately $36,561,000. The principal of and all accrued interest on the Purchase Money Notes is due at maturity. The Partnership was permitted to extend the term of the Purchase Money Notes for up to five additional years. In connection with such extensions, the Partnership incurred an extension fee of 1/2% per annum of the outstanding principal balance of the assets. The Partnership sent an extension notice to each Purchase Money Note holder that pursuant to the note, it was extending the maturity. However, in certain cases the Partnership did not pay the extension fee at that time, deferring such payment to the future. The holders of the Note could argue that until the fee is paid the Note has not been properly extended.

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000

c)  Legal Proceedings

WESTWOOD APARTMENTS COMPANY LTD.
On October 16, 1998, the Westwood Apartments Company Ltd. ("Westwood") commenced this action in the Supreme Court of the State of New York, County of New York, against Edward Osborn, Charles V. Welden, Jr. and Westwood, Ltd. In the complaint, Westwood asserted that defendants improperly took the position that the maturity dates of promissory notes signed by Westwood in the amounts of $850,000 and $1,225,000, respectively, were not extended by Westwood as the result of which, according to defendants, the notes were past due and defendants were entitled to sell Westwood's 99% partnership interests in Parktowne, Ltd. and Westwood which collateralized the notes.

In May, 1999, Westwood entered into a settlement agreement discontinuing the litigation with the defendants pursuant to which, among other things, the defendants have acknowledged that the notes were properly extended and spelling out the percentage of the proceeds to which Westwood will be entitled upon the sale of the underlying properties, depending on when they are sold.

GRANDVIEW-BLUE RIDGE MANOR LIMITED, BRECKENRIDGE-CHAPARRAL APARTMENTS II, LTD., EL PASO-GATEWAY EAST, LTD., ALBUQUERQUE-LAFAYETTE SQUARE APARTMENTS, LTD., CORPUS CHRISTI-OSO BAY APARTMENTS, LTD., SAN DIEGO-LOGAN SQUARE GARDENS CO., ARDMORE-ROLLING MEADOWS OF ARDMORE, LTD., FORT WORTH-NORTHWOODS APARTMENTS, LTD., STEPHENVILLE-TARLETON ARMS APARTMENTS, LTD., AND CADDO PARRISH-VILLAS SOUTH, A LOUISIANA LIMITED PARTNERSHIP F/K/A VILLAS SOUTH, LTD. (THE "ROAR PROPERTIES").

In 1998, the Purchase Money Note holder, Roar Company (the "Noteholders") disputed the exact calculation of the extension fee. At the same time, negotiations began with the Noteholders to refinance or sell the Partnership's investments in the Roar Properties in order to pay the Purchase Money Notes. The Partnership cannot sell or otherwise liquidate its investments in those Local Partnerships that have subsidy agreements with HUD during the period that such agreements are in existence without HUD's approval. It is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances of principal, accrued interest and extension fees. No agreement has been reached with the Noteholders regarding the sale of the Roar Properties or the calculation of the extension fee.

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

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000

did not return the fees. However, a representative stated that the tender of the fees will be rejected and the fees will be returned.

On August 27, 1999, Trust II filed a Declaratory Judgment Action styled Cambridge Liquidating Trust II v. Roar Company, et al, Cause No. 99-06802 in the 191st District Court of Dallas County Texas seeking a court ruling as to the proper calculation of the extension fee [the "Action"]. On September 20, 1999, the Noteholders filed an Answer in the Action and denied all allegations. The Noteholders have previously asserted that they have a valid security interest in the Local Partnership Interests. It is possible that the Noteholders will attempt to declare the Purchase Money Notes to be due and commence foreclosure on the Local Partnership Interests based upon a contention that the extension fees were not paid in the proper amount. The Action has now been set for trial in August of 2000 and discovery is not complete. Management of the Partnership will vigorously prosecute the Action and may assert claims against the Noteholders. The General Partner can express no opinion on the outcome of the case.

d)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. As of February 29, 2000, uninsured cash and cash equivalents and mortgage escrow deposits approximated $2,308,000.

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

f)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 12% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving Gov-

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000

ernment Assistance, for example the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

NOTE 12 - Subsequent Events

In March 2000, a distribution of approximately $994,000 and $10,000 which was accrued at February 29, 2000 was paid to the limited partners and General Partners, respectively, from net proceeds from the sale of underlying properties.

On April 28, 2000, the property and the related assets and liabilities of Pacific Palms were sold to a third party for approximately $4,900,000. The Partnership used approximately $1,668,000 of the net proceeds to settle the associated Purchase Money Notes and accrued interest thereon which had a total outstanding balance of approximately $5,183,000, resulting in forgiveness of indebtedness of approximately $3,515,000. The Partnership netted approximately $1,785,000 of cash which was placed into working capital to pay Partnership expenses.

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

The director and officers of the Related General Partner are as follows:

Name                                Position
----                                --------
Stephen M. Ross                     Director

Alan P. Hirmes                      President

Stuart J. Boesky                    Senior Vice President

Denise Kiley                        Vice President

Marc Schnitzer                      Vice President

Mark E. Carbone                     Vice President

Robert Bordonaro                    Vice President

Glenn F. Hopps                      Treasurer

Teresa Wicelinski                   Secretary

Susan J. McGuire                    Assistant Secretary

STEPHEN M. ROSS, 60, President, Director and shareholder of The Related Realty Group, Inc., the general partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments. Mr. Ross also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company.

ALAN P. HIRMES, 45, has been a Certified Public Accountant in New York since 1978. Prior to joining Related in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

STUART J. BOESKY, 43, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984, Mr. Boesky practiced law with the Boston law firm of Kaye Fialkow Richard & Rothstein, and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law.

DENISE L. KILEY, 40, is responsible for overseeing the due diligence and asset management of all multifamily residential properties invested in RCC sponsored corporate, public and private equity and debt funds. Prior to joining Related in 1990, Ms. Kiley had experience acquiring, financing and asset managing multifamily residential properties. From 1981 through

1985 she was an auditor with Price Waterhouse. Ms. Kiley holds a Bachelor of Science in Accounting from Boston College.

MARC D. SCHNITZER, 39, joined Related in January 1988 after receiving his Master of Business Administration degree from The Wharton School of The University of Pennsylvania in December 1987. From 1983 to 1986, Mr. Schnitzer was a Financial Analyst with The First Boston Corporation in New York, an international investment banking firm. Mr. Schnitzer received a Bachelor of Science degree, summa cum laude, in Business Administration, from the School of Management at Boston University in May 1983.

MARK E. CARBONE, 43, rejoined Related in 1998 where his primary responsibility has been disposition of real estate. From 1994 to 1998 he was President of WHC, Inc., a distressed asset real estate fund. From 1986 to 1994 he was President of Marigold Real Estate and Development, Inc., a real estate development company located in Greenwich, CT. From 1979 to 1986 he was a Vice President at Related Capital Company. He received a Bachelor of Arts in Government from Harvard University in 1979.

ROBERT BORDONARO, 46, is a Vice President - Finance of Related. He has also served as Controller of Related. Mr. Bordonaro has been a Certified Public Accountant in New York since 1977. Prior to joining Related, Mr. Bordonaro was employed by the accounting firms of Weiner & Co. from 1982 to 1985 and Arthur Young from 1975 to 1981. Mr. Bordonaro graduated summa cum laude from New York University with a Bachelor of Science degree and with a Masters degree in Business Administration.

GLENN F. HOPPS, 37, joined Related in December 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 34, joined Related in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski, graduated from Pace University with a Bachelor of Arts Degree in Accounting.

SUSAN J. McGUIRE, 53, graduated from William Cullen Bryant High School in Woodside, New York, and attended Queensboro Community College. Since January 1977, she has served as Assistant to the President and Office Manager at Capital. From May 1973 to January 1977, she was employed as an administrative assistant with Condren, Walker & Co., Inc., an investment banking firm in New York City.

The directors and executive officers of the Assisted General Partner are as follows:

Name                                Position
----                                --------
Michael Brenner                     Director

Alan P. Hirmes                      President

Stuart J. Boesky                    Executive Vice President

Marc D. Schnitzer                   Vice President

Denise L. Kiley                     Vice President

Mark E. Carbone                     Vice President

Glenn F. Hopps                      Treasurer

Teresa Wicelinski                   Secretary

MICHAEL BRENNER, 54, is a Director of Aegis, and is the Executive Vice President and Chief Financial Officer of TRCLP. Prior to joining TRCLP in 1996, Mr. Brenner was a partner with Coopers & Lybrand, having served as managing partner of its Industry Programs and Client Satisfaction initiatives from 1993-1996, managing partner of the Detroit group of offices from 1986-1993 and Chairman of its National Real Estate Industry Group from 1984-1986. Mr. Brenner graduated summa cum laude from the University of Detroit with a Bachelors degree in Business Administration and from the University of Michigan with a Masters of Business Administration, with distinction. Mr. Brenner also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company and Aegis Realty, Inc.

Biographical information with respect to Messrs. Hirmes, Boesky, Schnitzer, Kiley, Carbone, Hopps and Ms. Wicelinski is set forth above.

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

At February 29, 2000, security ownership by the General Partners and their affiliates was as follows:

                       Name and Address of                Amount of          Percentage
Title of Class         Beneficial Ownership          Beneficial Ownership    of Class
--------------         --------------------          --------------------    ----------
General Partnership    Government Assisted
Interest in the        Properties, Inc.                    $ 1                  25%
Partnership            625 Madison Avenue
                       New York, NY  10022

                       Related Housing Programs
                       Corporation                           1                  25%
                       625 Madison Avenue
                       New York, NY  10022

                       Cambridge/Related Housing
                       Associates Limited Partnership      998                  50%
                       625 Madison Avenue
                       New York, NY  10022

The Assisted General Partner and the Related General Partner each hold a .5% general partnership interest in Cambridge Related Associates. Ronald W. Weiss and J. Michael Fried each own a 49.5% limited partner interest in Cambridge Related Associates. Ronald W. Weiss is not affiliated with the Assisted or Related General Partner. J. Michael Fried is no longer affiliated as of December 31, 1999.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                             Sequential
                                                                                Page
                                                                             ----------
(a) 1.   Financial Statements

         Independent Auditors' Report                                            28

         Consolidated Balance Sheets at February 29, 2000 and February 28,
         1999                                                                   121

         Consolidated Statements of Operations for the Years Ended February
         29, 2000, February 28, 1999 and 1998                                   122

         Consolidated Statements of Partners' Deficit for the Years Ended
         February 29, 2000, February 28, 1999 and 1998                          123

         Consolidated Statements of Cash Flows for the Years Ended February
         29, 2000, February 28, 1999 and 1998                                   124

         Notes to Consolidated Financial Statements                             127

(a) 2.   FINANCIAL STATEMENT SCHEDULES

         Independent Auditors' Report                                           153

         Schedule I - Condensed Financial Information of Registrant             154

         Schedule III - Real Estate and Accumulated Depreciation                157

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

(21) The Local Partnerships set forth in Item 2 may be considered subsidiaries of the Registrant

(27)     Financial Data Schedule (filed herewith)                               160

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


                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                               LIMITED PARTNERSHIP



                               By:  GOVERNMENT ASSISTED PROPERTIES, INC.,
                                    a general partner

Date:  May 25, 2000

                                    By: /s/ Alan P. Hirmes
                                        ------------------
                                        Alan P. Hirmes
                                        President


                               and


                               By:  RELATED HOUSING PROGRAMS CORPORATION,
                                    a general partner

Date:  May 25, 2000

                                    By: /s/ Alan P. Hirmes
                                        ------------------
                                        Alan P. Hirmes
                                        President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


    Signature                         Title                              Date
---------------------        -----------------------------------    ------------

                             President (principal financial
/s/ Alan P. Hirmes           officer) of Related Housing
------------------
Alan P. Hirmes               Programs Corporation and
                             Government Assisted Properties, Inc.   May 25, 2000



                             Treasurer (principal accounting
/s/ Glenn F. Hopps           officer) of Related Housing
------------------
Glenn F. Hopps               Programs Corporation and
                             Government Assisted Properties, Inc.   May 25, 2000



/s/ Stephen M. Ross          Director of Related Housing
------------------
Stephen M. Ross              Programs Corporation                   May 25, 2000

                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Cambridge + Related Housing Properties Limited Partnership and Subsidiaries

In connection with our audits of the consolidated financial statements of Cambridge + Related Housing Properties Limited Partnership and Subsidiaries included in this Form 10-K as presented in our opinion dated on pages 28 and 29, and based on the reports of other auditors, we have also audited supporting Schedules I and III for the 1999, 1998 and 1997 Fiscal Years. In our opinion, and based on the reports of other auditors (certain of which were modified due to the uncertainty of these subsidiary partnerships' abilities to continue in existence), these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 10, the Partnership is currently in the process of winding up its operations and disposing of its investments. It is anticipated that this process will take a number of years.

As discussed in Note 11(a), one subsidiary partnership is in default of its mortgage agreement and another subsidiary partnership has incurred losses and its current liabilities exceed current assets. This raises substantial doubt about these subsidiary partnerships' abilities to continue as going concerns. The financial statements for one of these subsidiary partnerships were unaudited and the auditors for the other subsidiary partnership modified their reports due to the uncertainty of the ability of the subsidiary partnership to continue in existence. In addition, during the 1999 Fiscal Year three subsidiary partnerships adopted plans to sell the property and liquidate in lieu of continuing the business. As a result, the financial statements for these three subsidiary partnerships are presented on the liquidating basis of accounting. Such subsidiary partnerships' assets aggregated $5,491,798 at February 29, 2000. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 7, the principal and all accrued interest on the purchase money notes became due during 1998 to 1999. The Partnership exercised its option to extend the maturity of such notes for three to five years. The Partnership expects that upon final maturity it will be required to refinance or sell its investments in the subsidiary partnerships in order to pay the purchase money notes and related interest obligations. It is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances of the purchase money notes and accrued interest thereon. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI, LLP

New York, New York
May 22, 2000

            CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                   SCHEDULE I
                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT



Summarized condensed financial information of registrant (not including consolidated subsidiary partnerships)



                            CONDENSED BALANCE SHEETS


                                     ASSETS


                                                         February 29,  February 28,
                                                             2000         1999
                                                         ------------- ------------
Cash and cash equivalents                                $  2,174,349  $  2,301,527
Investment in and advances to subsidiary partnerships      17,036,931    26,470,033
Other assets                                                  237,369       494,111
                                                         ------------- ------------

  Total assets                                           $ 19,448,649  $ 29,265,671
                                                         ============  ============

                        LIABILITIES AND PARTNERS' DEFICIT

Purchase money notes payable                             $ 26,637,019  $ 39,902,759
Due to general partner and affiliates                       1,452,351     1,085,998
Due to selling partners                                    36,560,820    49,667,170
Other liabilities                                              97,008        28,533
Distribution payable                                        1,004,200     2,020,374
                                                         ------------- ------------
Total liabilities                                          65,751,398    92,704,834

Partners' deficit                                         (46,302,749)  (63,439,163)
                                                         ------------- ------------

  Total liabilities and partners' deficit                $ 19,448,649  $ 29,265,671
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

            CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                   SCHEDULE I
                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT



                       CONDENSED STATEMENTS OF OPERATIONS


                                                          Year Ended
                                           ------------------------------------------
                                           February 29,   February 28,  February 28,*
                                              2000            1999          1998
                                           ------------   ------------  -------------
Revenues

  Other                                    $    242,582   $   111,462   $    86,033
                                           ------------   ------------  -------------

                                                242,582       111,462        86,033
                                           ------------   ------------  -------------

Expenses

  Administrative and management                 995,278       311,992       203,140
  Administrative and management-
   related parties                            1,094,664     1,078,071     1,099,470
  Financial, principally interest             2,770,875     3,569,130     4,814,077
                                           ------------   ------------  -------------

                                              4,860,817     4,959,193     6,116,687
                                           ------------   ------------  -------------
                                             (4,618,235)   (4,847,731)   (6,030,654)

  (Loss) gain on sale of investments
   in subsidiary partnerships                (4,467,865)   11,970,286    (3,676,571)
  Forgiveness of indebtedness income         26,725,364     7,567,720    21,447,564
  Equity in gain (loss) income of
   subsidiary partnerships (a)                  501,350    (5,843,290)   (1,543,682)
                                           ------------   ------------  -------------

Net income (loss)                          $ 18,140,614   $ 8,846,985   $10,196,657
                                           ============   ============  =============




(a) Includes suspended prior year losses in excess of investment in accordance with equity method of accounting amounting to ($66,913), ($4,742,328) and ($377,597) for 2000, 1999 and 1998.

*Restated for comparative purposes to reflect investments in certain subsidiary partnerships at zero.

            CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                   SCHEDULE I
                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                          Year Ended
                                           ------------------------------------------
                                           February 29,   February 28,  February 28,*
                                              2000            1999          1998
                                           ------------   ------------  -------------
Cash flows from operating activities:
Net income                                 $ 18,140,614   $ 8,846,985   $ 10,196,657
                                           ------------   ------------  -------------
Adjustments to reconcile net income to
   net cash used in operating activities:
  Loss (gain) on sale of investments in
   subsidiary partnerships                    4,467,865   (11,970,286)     3,676,571
  Forgiveness of indebtedness income        (26,725,364)   (7,567,720)   (21,447,564)

  (Increase) decrease in assets:
  Decrease (increase) in certificates
   of deposit                                         0       159,348         (3,523)
  Equity in (income) loss of subsidiary
   partnerships                                (501,350)    5,843,290      1,543,682
  Decrease (increase) in other assets           562,605        15,661         54,061

  Increase (decrease) in liabilities:
  Due to general partners and affiliates        366,353        63,158       (477,149)
  Due to selling partners                     2,770,875     3,569,130      4,814,077
  Other liabilities                              68,475        10,868             64
                                           ------------   ------------  -------------
  Total adjustments                         (18,990,541)   (9,876,551)   (11,839,781)
                                           ------------   ------------  -------------
  Net cash used in operating activities        (849,927)   (1,029,566)    (1,643,124)
                                           ------------   ------------  -------------

Cash flows from investing activities:
  Proceeds from sale of investments in
   subsidiary partnerships                    2,828,103             0      2,887,700
  Investment in and advances to subsidiary      (91,906)     (242,213)       (23,486)
  Distributions from subsidiaries             2,753,325     2,039,907      4,477,450
                                           ------------   ------------  -------------
  Net cash provided by investing
   activities                                 5,489,522     1,797,694      7,341,664
                                           ------------   ------------  -------------

Cash flows from financing activities:
  Principal payments of purchase
   money notes                               (1,352,412)            0     (2,001,151)
  Payments to selling partners               (1,393,987)     (600,492)      (541,831)
  Distributions to partners                  (2,020,374)   (2,030,972)    (1,111,554)
                                           ------------   ------------  -------------
  Net cash used in financing activities      (4,766,773)   (2,631,464)    (3,654,536)
                                           ------------   ------------  -------------

Net (decrease) increase in cash and
   cash equivalents                            (127,178)   (1,863,336)     2,044,004
Cash and cash equivalents, beginning
   of year                                    2,301,527     4,164,863      2,120,859
                                           ------------   ------------  -------------

Cash and cash equivalents, end of year     $  2,174,349   $ 2,301,527   $  4,164,863
                                           ============   ============  =============

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                FEBRUARY 29, 2000

                                                                                    Initial Cost to Partnership    Cost Capitalized
                                                                                    ---------------------------     Subsequent to
                                                                                                   Buildings and     Acquisition:
Subsidiary Partnership's Residential Property                   Encumbrances           Land        Improvements      Improvements
---------------------------------------------                   ------------       ------------    ------------      ------------
(9)     Bay Village Company                                       $4,123,616     $    333,604    $   6,053,390     $    798,704
(12)    Bethany Glen Associates                                            0          341,004        3,025,540       (3,366,544)
(11)    Grandview-Blue Ridge Manor, Limited                        1,387,635          128,604        2,011,867           50,303
(4)     Buena Vista Manor Apts. Ltd.                               2,966,657          258,604        4,355,907          709,489
(7)     Canton Commons Apartments                                          0          683,605       11,875,258      (12,558,863)
(18)    Cedar Hill Apartments, Ltd.                                  957,751           67,419        1,337,361           53,218
(10)    Breckenridge-Chaparral Apartments II, Ltd.                 1,409,600          123,604        2,010,522          163,915
(18)    Char-mur Apartments                                          783,939           55,048        1,080,372           41,634
(7)     Clinton Plaza Apartments L. P.                                     0          238,604        4,443,787       (4,682,391)
(7)     Clinton Plaza Apartments #2 L. P.                                  0          288,604        5,293,492       (5,582,096)
(18)    Crossett Apartments, Ltd.                                    890,043           61,840        1,176,962           79,375
(8)     Cudahy Gardens, Ltd.                                               0          168,604        3,092,733       (3,261,337)
(10)    El Paso-Gateway East, Ltd.                                 1,744,861          158,604        2,422,623          350,062
(7)     Golf Manor Apartments, Ltd.                                        0          183,605        3,060,084       (3,243,689)
(7)     Grosvenor South Apartments L. P.                                   0          233,604        4,341,549       (4,575,153)
(7)     Grosvenor South Apartments #2 L. P.                                0           81,104        1,460,463       (1,541,567)
(3)     Oakland-Keller Plaza                                               0          358,605        5,742,056       (6,100,661)
(16)    Lafayette Square Apartment's Ltd.                          3,127,202          348,604        4,116,308          371,739
(8)     San Diego-Logan Square Gardens Co.                         3,885,602          308,604        5,005,103          558,555
(6)     Los Caballeros Apartments                                          0          223,604        4,124,963       (4,348,567)
(3)     South Munjoy Associates Ltd.                                       0          208,604        3,456,920       (3,665,524)
(13)    Country, Ltd.                                                      0          210,827        3,807,680       (4,018,507)
(13)    Northbrook III, Ltd.                                               0          131,383        2,305,900       (2,437,283)
(10)    Forth Worth-Northwood Apartments, Ltd.                     1,539,385          118,604        2,226,552          283,561
(10)    Corpus Christi-Oso Bay Apartments, Ltd.                    1,823,743          158,604        2,501,173          214,820
(8)     Pacific Palms, Ltd.                                        3,612,467          233,604        4,819,956          660,216
(14)    Zeigler Blvd., Ltd.                                        2,826,165          218,605        3,945,003          121,652
(14)    Parktowne, Ltd.                                            2,418,992          176,605        3,273,501          158,726
(8)     Riverside Gardens, Ltd.                                            0          308,604        5,357,903       (5,666,507)
(5)     Rolling Meadows Apts., Ltd.                                3,238,630          258,604        4,418,421          596,979
(5)     Ardmore-Rolling Meadows of Ardmore, Ltd.                   1,634,763          138,604        2,320,412          263,839
(5)     Rolling Meadows of Chickasha, Limited                              0          128,604        2,298,164       (2,426,768)
(15)    Roper Mountain Apartments                                          0          258,605        4,925,617       (5,184,222)
(7)     Rosewood Manor Apartments                                          0          508,604        5,328,672       (5,837,276)
(14)    New Jersey, Ltd.                                           2,358,962          178,605        3,214,241          112,737
(10)    Stephenville-Tarleton Arms                                 2,109,429          238,604        2,832,970          212,039
(5)     Oklahoma City-Town & Country Village                               0          408,604        7,307,195       (7,715,799)
(17)    Caddo Parish-Villas South, Ltd.                            5,247,308          298,604        6,019,236       (3,007,824)
(14)    Eastwyck III, Ltd.                                         1,196,682          108,605        1,790,877            8,226
(7)     Warren Manor Apts., Ltd.-Property A and B                          0          758,604       10,506,325      (11,264,929)
(7)     Warren Woods Apartments, Ltd.                                      0          308,605        4,697,009       (5,005,614)
(1)     Westgate Associates Ltd.                                   1,892,319          183,604        2,824,512          222,121


                                                              Gross Amount at which Carried At Close of Period
                                                              ------------------------------------------------
                                                                             Buildings and                      Accumulated
Subsidiary Partnership's Residential Property                  Land          Improvements         Total         Depreciation
---------------------------------------------              ------------------------------     --------------    ------------
(9)     Bay Village Company                                 $  334,015      $   6,851,683    $   7,185,698      $(  3,607,583)
(12)    Bethany Glen Associates                                      0                  0                0                  0
(11)    Grandview-Blue Ridge Manor, Limited                    129,015          2,061,759        2,190,774         (1,163,187)
(4)     Buena Vista Manor Apts. Ltd.                           294,581          5,029,419        5,324,000         (3,912,272)
(7)     Canton Commons Apartments                                    0                  0                0                  0
(18)    Cedar Hill Apartments, Ltd.                             69,380          1,388,618        1,457,998           (605,055)
(10)    Breckenridge-Chaparral Apartments II, Ltd.             124,015          2,174,026        2,298,041         (1,176,734)
(18)    Char-mur Apartments                                     57,009          1,120,045        1,177,054           (490,423)
(7)     Clinton Plaza Apartments L. P.                               0                  0                0                  0
(7)     Clinton Plaza Apartments #2 L. P.                            0                  0                0                  0
(18)    Crossett Apartments, Ltd.                               63,801          1,254,376        1,318,177           (638,585)
(8)     Cudahy Gardens, Ltd.                                         0                  0                0                  0
(10)    El Paso-Gateway East, Ltd.                             164,656          2,766,633        2,931,289         (1,537,209)
(7)     Golf Manor Apartments, Ltd.                                  0                  0                0                  0
(7)     Grosvenor South Apartments L. P.                             0                  0                0                  0
(7)     Grosvenor South Apartments #2 L. P.                          0                  0                0                  0
(3)     Oakland-Keller Plaza                                         0                  0                0                  0
(16)    Lafayette Square Apartment's Ltd.                      349,015          4,487,636        4,836,651         (2,451,611)
(8)     San Diego-Logan Square Gardens Co.                     309,015          5,563,247        5,872,262         (3,055,510)
(6)     Los Caballeros Apartments                                    0                  0                0                  0
(3)     South Munjoy Associates Ltd.                                 0                  0                0                  0
(13)    Country, Ltd.                                                0                  0                0                  0
(13)    Northbrook III, Ltd.                                         0                  0                0                  0
(10)    Forth Worth-Northwood Apartments, Ltd.                 119,015          2,509,702        2,628,717         (1,358,920)
(10)    Corpus Christi-Oso Bay Apartments, Ltd.                159,015          2,715,582        2,874,597         (1,468,158)
(8)     Pacific Palms, Ltd.                                    234,015          5,479,761        5,713,776         (3,727,545)
(14)    Zeigler Blvd., Ltd.                                    219,016          4,066,244        4,285,260         (1,995,361)
(14)    Parktowne, Ltd.                                        177,016          3,431,816        3,608,832         (1,727,106)
(8)     Riverside Gardens, Ltd.                                      0                  0                0                  0
(5)     Rolling Meadows Apts., Ltd.                            259,015          5,014,989        5,274,004         (3,071,207)
(5)     Ardmore-Rolling Meadows of Ardmore, Ltd.               118,015          2,604,840        2,722,855         (1,473,717)
(5)     Rolling Meadows of Chickasha, Limited                        0                  0                0                  0
(15)    Roper Mountain Apartments                                    0                  0                0                  0
(7)     Rosewood Manor Apartments                                    0                  0                0                  0
(14)    New Jersey, Ltd.                                       179,016          3,326,567        3,505,583         (1,628,258)
(10)    Stephenville-Tarleton Arms                             239,015          3,044,598        3,283,613         (1,678,817)
(5)     Oklahoma City-Town & Country Village                         0                  0                0                  0
(17)    Caddo Parish-Villas South, Ltd.                        299,015          3,011,001        3,310,016         (3,011,001)
(14)    Eastwyck III, Ltd.                                     109,016          1,798,692        1,907,708           (904,777)
(7)     Warren Manor Apts., Ltd.-Property A and B                    0                  0                0                  0
(7)     Warren Woods Apartments, Ltd.                                0                  0                0                  0
(1)     Westgate Associates Ltd.                               184,015          3,046,222        3,230,237         (1,175,237)


                                                                                         Life on which
                                                                                         Depreciation in
                                                                                         Latest Income
                                                                 Year of       Date      Statement is
Subsidiary Partnership's Residential Property                 Construction    Acquired   Computed(c)(d)
---------------------------------------------                 ------------    --------   --------------
(9)     Bay Village Company                                     (c)            10/83          15-30
(12)    Bethany Glen Associates                                 (c)            10/83          10-30
(11)    Grandview-Blue Ridge Manor, Limited                     (c)            9/83           30
(4)     Buena Vista Manor Apts. Ltd.                            (c)            11/83          20-30
(7)     Canton Commons Apartments                               (c)            8/83           25
(18)    Cedar Hill Apartments, Ltd.                             (c)            12/84          20-35
(10)    Breckenridge-Chaparral Apartments II, Ltd.              (c)            9/83           30
(18)    Char-mur Apartments                                     (c)            12/84          35
(7)     Clinton Plaza Apartments L. P.                          (c)            8/83           30
(7)     Clinton Plaza Apartments #2 L. P.                       (c)            8/83           30
(18)    Crossett Apartments, Ltd.                               (c)            12/84          30
(8)     Cudahy Gardens, Ltd.                                    (c)            9/83           10-30
(10)    El Paso-Gateway East, Ltd.                              (c)            9/83           25-30
(7)     Golf Manor Apartments, Ltd.                             (c)            8/83           25
(7)     Grosvenor South Apartments L. P.                        (c)            8/83           30
(7)     Grosvenor South Apartments #2 L. P.                     (c)            8/83           30
(3)     Oakland-Keller Plaza                                    (c)            9/83           15-30
(16)    Lafayette Square Apartment's Ltd.                       (c)            9/83           15-30
(8)     San Diego-Logan Square Gardens Co.                      (c)            9/83           7-30
(6)     Los Caballeros Apartments                               (c)            9/83           30
(3)     South Munjoy Associates Ltd.                            (c)            11/83          30-40
(13)    Country, Ltd.                                           (c)            8/83           5-30
(13)    Northbrook III, Ltd.                                    (c)            8/83           30
(10)    Forth Worth-Northwood Apartments, Ltd.                  (c)            9/83           10-30
(10)    Corpus Christi-Oso Bay Apartments, Ltd.                 (c)            9/83           27.5-30
(8)     Pacific Palms, Ltd.                                     (c)            9/83           9-30
(14)    Zeigler Blvd., Ltd.                                     (c)            8/83           40
(14)    Parktowne, Ltd.                                         (c)            8/83           15-30
(8)     Riverside Gardens, Ltd.                                 (c)            9/83           15-30
(5)     Rolling Meadows Apts., Ltd.                             (c)            11/83          27
(5)     Ardmore-Rolling Meadows of Ardmore, Ltd.                (c)            9/83           15-30
(5)     Rolling Meadows of Chickasha, Limited                   (c)            11/83          27
(15)    Roper Mountain Apartments                               (c)            8/83           25
(7)     Rosewood Manor Apartments                               (c)            9/83           30
(14)    New Jersey, Ltd.                                        (c)            8/83           30
(10)    Stephenville-Tarleton Arms                              (c)            9/83           15-40
(5)     Oklahoma City-Town & Country Village                    (c)            9/83           10-30
(17)    Caddo Parish-Villas South, Ltd.                         (c)            9/83           15-30
(14)    Eastwyck III, Ltd.                                      (c)            8/83           30
(7)     Warren Manor Apts., Ltd.-Property A and B               (c)            8/83           25
(7)     Warren Woods Apartments, Ltd.                           (c)            8/83           25
(1)     Westgate Associates Ltd.                                (c)            11/83          40

                                                                                    Initial Cost to Partnership    Cost Capitalized
                                                                                    ---------------------------     Subsequent to
                                                                                                   Buildings and     Acquisition:
Subsidiary Partnership's Residential Property                   Encumbrances           Land        Improvements      Improvements
---------------------------------------------                   ------------       ------------    ------------      ------------
(14)    Westwood Apartments Company, Limited                       3,255,167          233,605        4,168,757           37,126
(2)     Wingate Associates Ltd.                                    2,098,365          198,604        2,968,529          428,867
                                                                ------------      -----------     ------------      -----------

                                                               $  56,529,283      $10,619,983     $173,345,865     $(98,993,218)
                                                                ============       ==========      ===========      ===========




                                                              Gross Amount at which Carried At Close of Period
                                                              ------------------------------------------------
                                                                             Buildings and                      Accumulated
Subsidiary Partnership's Residential Property                  Land          Improvements         Total         Depreciation
---------------------------------------------              ------------------------------     --------------    ------------
(14)    Westwood Apartments Company, Limited                   234,016          4,205,472        4,439,488         (2,165,711)
(2)     Wingate Associates Ltd.                                199,016          3,396,984        3,596,000         (1,236,000)
                                                            ----------       ------------     ------------       -------------

                                                            $4,622,718        $80,349,912      $84,972,630       $(45,259,984)
                                                             =========         ==========       ==========        ===========


                                                                                         Life on which
                                                                                         Depreciation in
                                                                                         Latest Income
                                                                 Year of       Date      Statement is
Subsidiary Partnership's Residential Property                 Construction    Acquired   Computed(c)(d)
---------------------------------------------                 ------------    --------   --------------
(14)    Westwood Apartments Company, Limited                      (c)            8/83           15-30
(2)     Wingate Associates Ltd.                                   (c)            11/83          30-40

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
Mississippi, (14) Alabama, (15) South Carolina, (16) New Mexico, (17) Louisiana,
(18) Arkansas

                                              Cost of Property and Equipment                       Accumulated Depreciation
                                      ----------------------------------------        ---------------------------------------------
                                                                               Year Ended
                                      ---------------------------------------------------------------------------------------------
                                       February 29,    February 28,    February 28,    February 29,     February 28,  February 28,
                                           2000            1999            1998            2000             1999          1998
                                     -------------    ------------    ------------    -------------   --------------  ------------
Balance at beginning of period        $127,567,824    $149,785,384    $173,714,196     $67,944,464      $74,871,603   $80,183,677
Additions during period:
    Improvements                           676,231         518,621       1,282,938
    Depreciation expense                                                                 2,569,844        4,145,148     5,684,363
Reductions during period:
    Dispositions                       (43,174,701)    (19,545,109)    (24,776,750)    (25,254,324)     (11,072,287)  (10,996,437)
    Loss on impairment of assets           (96,724)     (3,191,072)       (435,000)              0                0             0
                                     -------------    ------------    ------------    -------------   --------------  ------------

Balance at end of period             $  84,972,630    $127,567,824    $149,785,384     $45,259,984      $67,944,464   $74,871,603
                                      ============     ===========     ===========      ==========       ==========    ==========

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