Form 10-Q
period 2000-05-31
CAMBRIDGE RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
filed 2000-07-06
CIK 718915

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934


For the quarterly period ended May 31, 2000

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934


                         Commission File Number 0-12634


                           CAMBRIDGE + RELATED HOUSING
                         PROPERTIES LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


         Massachusetts                                        13-3161322
------------------------------------                       ---------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


625 Madison Avenue, New York, New York                               10022
-----------------------------------------                        ---------------
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
                                   (Unaudited)

                                   ============  ============
                                     May 31,     February 29,
                                       2000          2000
                                   ------------  ------------
ASSETS
Property and equipment, net of
  accumulated depreciation of
  $28,031,226 and $27,628,782,
  respectively                      $21,458,785   $21,782,960
Property and equipment-held for
  sale, net of accumulated
  depreciation of $17,631,202
  and $17,631,202                    17,929,686    17,929,686
Cash and cash equivalents             2,989,153     3,431,673
Cash - restricted for tenants'
  security deposits                     420,523       420,362
Mortgage escrow deposits              5,601,871     5,306,020
Rents receivable                        120,698       130,231
Prepaid expenses and other assets       549,338       505,853
                                   ------------  ------------
Total assets                        $49,070,054   $49,506,785
                                   ============  ============

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (continued)

                                          ============    ============
                                            May 31,       February 29,
                                              2000            2000
                                          ------------    ------------
LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
Mortgage notes payable                    $ 29,653,312    $ 29,892,264
Purchase money notes payable
  (Note 2)                                  24,505,519      26,637,019
Due to selling partners (Note 2)            34,131,340      36,669,868
Accounts payable, accrued expenses
  and other liabilities                      8,497,839       1,913,437
Tenants' security deposits payable             420,523         420,362
Due to general partners of
  subsidiaries and their affiliates            353,653         326,159
Due to general partners and affiliates       1,467,630       1,706,224
Distribution payable                                 0       1,004,200
                                          ------------    ------------
Total liabilities                           99,029,816      98,569,533
                                          ------------    ------------
Minority interest                               29,460          28,932
                                          ------------    ------------
Commitments and contingencies
  (Note 5)
Partners' deficit:
  Limited partners                         (49,040,800)    (48,152,233)
  General partners                            (948,422)       (939,447)
                                          ------------    ------------
Total partners' deficit                    (49,989,222)    (49,091,680)
                                          ------------    ------------
Total liabilities and partners' deficit   $ 49,070,054    $ 49,506,785
                                          ============    ============

See Accompanying Notes to Consolidated Financial Statements.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                       ==========================
                                          Three Months Ended
                                                May 31,
                                       --------------------------
                                            2000           1999
                                       --------------------------
Revenues:
Rentals, net                           $ 3,506,286    $ 5,282,347
Other                                       91,557        135,326
                                       -----------    -----------
Total revenues                           3,597,843      5,417,673
                                       -----------    -----------
Expenses
Administrative and management              952,967      1,095,863
Administrative and management-
  related parties (Note 3)                 406,189        559,748
Operating                                  589,607        875,110
Repairs and maintenance                    889,427      1,300,001
Taxes and insurance                        445,008        669,148
Interest                                   809,081      1,296,135
Depreciation                               402,444        896,991
                                       -----------    -----------
Total expenses                           4,494,723      6,692,996
                                       -----------    -----------
Loss  before minority interest
                                          (896,880)    (1,275,323)
Minority interest in income
  of subsidiaries                             (662)          (312)
                                       -----------    -----------
Net loss                               $  (897,542)   $(1,275,635)
                                       ===========    ===========

Net loss-limited partners              $  (888,567)   $(1,262,879)
                                       ===========    ===========
Number of limited partnership
  units outstanding                         10,038         10,038
                                       ===========    ===========

Net loss per limited partnership unit  $    (88.52)   $   (125.81)
                                       ===========    ===========

See Accompanying Notes to Consolidated Financial Statements.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                  Consolidated Statement of Partners' Deficit
                                   (Unaudited)

                      =============================================
                                          Limited         General
                        Total             Partners        Partners
                      ---------------------------------------------
Balance-
  March 1, 2000       $(49,091,680)    $(48,152,233)     $ (939,447)
Net loss-
  three months ended
  May 31, 2000            (897,542)        (888,567)         (8,975)
                      -------------    -------------     -----------
Balance-
  May 31, 2000        $(49,989,222)    $(49,040,800)     $ (948,422)
                      =============    =============     ===========

See Accompanying Notes to Consolidated Financial Statements.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                           ==========================
                                               Three Months Ended
                                                     May 31,
                                           --------------------------
                                                2000           1999
                                           --------------------------
Cash flows from operating activities:
Net loss                                   $  (897,542)   $(1,275,635)
                                           -----------    -----------
Adjustments to reconcile net loss
  to net cash provided by
  operating activities:
Depreciation                                   402,444        896,991
Minority interest in income
  of subsidiaries                                  662            312
Increase in cash-restricted
  for tenants' security deposits                  (161)       (13,410)
(Increase) decrease in mortgage
escrow deposits                               (204,233)        85,974
Decrease in rents receivable                     9,533         81,763
(Increase) decrease in prepaid
  expenses and other assets                    (43,485)       354,821
Increase in due to selling partners            569,928        894,009
(Increase) decrease in accounts payable,
  accrued expenses and other liabilities     3,038,424       (438,968)
Increase in tenants'
  security deposits payable                        161         13,410
Increase in due to general
  partners of subsidiaries and their
  affiliates                                    27,830        108,396
Decrease in due to general partners of
  subsidiaries and their affiliates               (336)      (303,724)
(Decrease) increase in due to general
  partners and affiliates                     (238,594)       253,602
                                           -----------    -----------
Total adjustments                            3,562,173      1,933,176
                                           -----------    -----------
Net cash provided by
  operating activities                       2,664,631        657,541
                                           -----------    -----------

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                           ==========================
                                               Three Months Ended
                                                     May 31,
                                           --------------------------
                                                2000           1999
                                           --------------------------
Cash flows from investing activities:
Acquisitions of property and
  equipment                                    (78,269)      (166,896)
Increase in mortgage escrow deposits           (91,618)      (248,960)
                                           -----------    -----------
Net cash used in
  investing activities                        (169,887)      (415,856)
                                           -----------    -----------
Cash flows from financing activities:
Principal payments of mortgage
  notes payable                               (238,952)      (419,122)
Decrease in minority interest                     (134)            (2)
Distributions paid to partners              (1,004,200)    (2,020,374)
Principal payments of purchase
  notes payable                                      0        (61,089)
Payments to selling partners                (1,693,978)       (57,394)
                                           -----------    -----------
Net cash used in financing activities       (2,937,264)    (2,557,981)
                                           -----------    -----------
Net decrease in cash and
  cash equivalents                            (442,520)    (2,316,296)
Cash and cash equivalents at
  beginning of period                        3,431,673      6,906,857
                                           -----------    -----------
Cash and cash equivalents at
  end of period                            $ 2,989,153    $ 4,590,561
                                           ===========    ===========
Supplemental disclosures of
  noncash activities:
Decrease in purchase money
note payable                               $(2,131,500)   $         0
Decrease in due to selling
partners                                    (1,414,478)             0
Increase in accounts payable                 3,545,978              0

See Accompanying Notes to Consolidated Financial Statements

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  May 31, 2000
                                   (Unaudited)


NOTE 1 - GENERAL

The consolidated financial statements for the three months ended May 31, 2000 and 1999, include the accounts of Cambridge + Related Housing Properties Limited Partnership, a Massachusetts limited Partnership (the "Partnership") and twenty-four and thirty Subsidiary Partnerships ("Subsidiaries", "Subsidiary Partnerships" or "Local Partnerships"). The Partnership is a limited partner, with an ownership interest of 98.99% in each of the Subsidiary Partnerships. Through the rights of the Partnership and/or one of its general partners (a "General Partner"), which General Partner has a contractual obligation to act on behalf of the Partnership, the right to remove the local general partner of the Subsidiary Partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the Subsidiary Partnerships.

For financial reporting purposes, the Partnership's fiscal quarter ends on May
31. All Subsidiaries have fiscal quarters ending March 31. Accounts of Subsidiaries have been adjusted for intercompany transactions from April 1 through May 31. The Partnership's fiscal quarter ends on May 31 in order to allow adequate time for the Subsidiaries' financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with generally accepted accounting principles ("GAAP").

All intercompany accounts and transactions have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated Subsidiaries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a Subsidiary have been charged to the Partnership. Such losses aggregated approximately $0 for both the three months ended May 31, 2000 and 1999. The Partnership's investment in each Subsidiary is equal to the respective Subsidiary's partners' equity less minority interest capital, if any.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  May 31, 2000
                                   (Unaudited)


These unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended February 29, 2000. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of May 31, 2000 and the results of operations and cash flows for the three months ended May 31, 2000 and 1999. However, the operating results for the three months ended May 31, 2000 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. It is suggested that these consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's February 29, 2000 Annual Report on Form 10-K.

NOTE 2 - PURCHASE MONEY NOTES PAYABLE

Nonrecourse Purchase Money Notes (the "Purchase Money Notes") were issued to the selling partners of the Subsidiary Partnerships as part of the purchase price, and are secured only by the Partnership's interest in the Subsidiary Partnership to which the Purchase Money Note relates.

The Purchase Money Notes, which provide for simple interest, will not be in default, if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding Subsidiary Partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. As of May 31, 2000, the maturity dates of the Purchase Money Notes associated with the remaining properties owned by the Subsidiary Partnerships were extended for three to five years (see below). Any interest not paid currently accrues, without further interest thereon, through the extended due date of the Purchase Money Note. Continued accrual of such interest without payment would impact the effective rate of the Purchase Money Notes, specifically by reducing the current effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the Purchase Money Notes. Unpaid interest of $34,006,292 and $36,560,820 at May 31, 2000 and
February 29, 2000, respectively, has been accrued and is

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  May 31, 2000
                                   (Unaudited)


included in the caption due to selling partners. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds from the sale or refinancing of the apartment complex, or in some cases the interest in the Local Partnerships in which the Partnership invested ("Local Partnership Interest") to which the Purchase Money Note relates.

The Partnership was permitted to extend the term of the Purchase Money Notes for up to five additional years. In connection with such extensions, the Partnership incurred an extension fee of 1/2% per annum of the outstanding principal balance of the Purchase Money Notes. The Partnership sent an extension notice to each Purchase Money Note holder that pursuant to the Purchase Money Note it was extending the maturity. However in certain cases, the Partnership did not pay the extension fee at that time, deferring such payment to the future. Extension fees in the amount of $669,135 were incurred by the Partnership through May 31, 2000. Such Purchase Money Notes are now extended with maturity dates ranging from July 2001 to December 2004. Extension fees of $533,182 were accrued and added to the Purchase Money Notes balance.

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

During the three months ended May 31, 2000 and 1999, the Partnership received cash flow distributions aggregating $43,500 and $95,656, respectively, of which $26,100 and $57,393 was used to pay interest on the Purchase Money Notes. In addition, the Partnership received a distribution of proceeds from the sale of one Local Partnership aggregating $3,461,611, of which $1,667,877 was used to pay principal on

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  May 31, 2000
                                   (Unaudited)


the Purchase Money Notes during the three months ended May 31, 2000.

NOTE 3 - RELATED PARTY TRANSACTIONS

The costs incurred to related parties for the three months ended May 31, 2000 and 1999 were as follows:

                                     -----------------------
                                       Three Months Ended
                                              May 31,
                                     -----------------------
                                       2000           1999
                                     -----------------------
Partnership management fees (a)      $  241,710   $  241,710
Expense reimbursement (b)                25,455       29,000
Property management fees
  incurred to affiliates of
  the General Partners (c)               28,298       31,144
Local administrative fee (d)              5,000        5,000
                                     ----------   ----------
Total general and administrative-
  General Partners                      300,463      306,854
                                     ----------   ----------
Property management fees incurred
  to affiliates of the Subsidiary
  Partnerships' general partners (c)     98,121      252,894
Subsidiary Partnerships' general
  partners incentive fee (e)              7,605            0
                                     ----------   ----------
Total general and administrative-
  related parties                    $  406,189   $  559,748
                                     ==========   ==========


(a) After all other expenses of the Partnership are paid, an annual Partnership management fee of up to .5% of invested assets is payable to the Partnership's General Partners and affiliates. Partnership management fees owed to the General Partners amounting to approximately $742,000 and $875,000 were accrued and unpaid as of May 31, 2000 and February 29, 2000, respectively. Without the General Partners' continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued to allow the accrual without payment of these amounts but is under no obligation to continue to do so.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  May 31, 2000
                                   (Unaudited)

reimbursement from the Partnership is limited by the provisions of the partnership agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the Subsidiary Partnerships' performance.

(c) Property management fees incurred by Local Partnerships to affiliates of the Local Partnerships amounted to $126,419 and $284,038 for the three months ended May 31, 2000 and 1999, respectively. Of such fees $28,298 and $31,144, respectively, were incurred to a company which is also an affiliate of the General Partners.

(d) Cambridge/Related Housing Associates Limited Partnership, the special limited partner of each of the Subsidiary Partnerships, owning .01%, is entitled to receive a local administrative fee of up to $2,500 per year from each Subsidiary Partnership.

(e) The Partnership entered into an agreement with the local general partner of Parktowne Ltd. and Westwood Apartment Company Ltd., which provides for an annual incentive fee based on cash flow distributed from the respective properties. Such fee amounted to $7,605 and $0 for the three months ended May 31, 2000 and 1999, respectively.

NOTE 4 - SALE OF PROPERTIES

GENERAL

The Partnership is currently in the process of winding up its operations and disposing of its investments. It is anticipated that this process will take a number of years. As of May 31, 2000, the Partnership has disposed of twenty-one of its forty-four original investments. Eight additional investments are listed for sale and the Partnership anticipates that the fifteen remaining investments will be listed for sale by December 31, 2001. There may be no assurance as to when the Partnership will dispose of its last remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  May 31, 2000
                                   (Unaudited)


INFORMATION REGARDING DISPOSITION
On May 5, 1999, Wingate Associates Limited entered into an agreement for the purchase and sale of real estate with an unaffiliated third party for a price of $2,560,000. Since entering into the agreement, the purchaser and Wingate Associates Limited have negotiated amendments to such agreement. The amendments call for a reduction in the purchase price to $2,360,000, an additional down payment of $25,000, and a closing no later than June 30, 2000. The closing is expected to occur in 2000. No assurances can be given that the sale will actually occur.

On January 17, 2000, Rolling Meadows Apartments, Ltd. ("Rolling Meadows") entered into an agreement for the purchase and sale of real estate with an unaffiliated third party for a purchase price of $2,400,000. The sale is expected to occur in August 2000. No assurances can be given that the sale will actually occur.

On March 6, 2000, Westwood Apartments Company, Ltd. ("Westwood") entered into an agreement for the purchase and sale of real estate with an unaffiliated third party for a purchase price of $2,025,000. The sale is expected to occur in September 2000. No assurances can be given that the sale will actually occur.

Effective January 1, 1999, Parktowne Ltd. ("Parktowne") adopted a plan to sell its property. Accordingly, the Subsidiary Partnership has revalued its assets and liabilities to the amount expected to be collected and paid upon sale. Up through January 1, 1999, Parktowne recorded its results of its operation using accounting principles applicable to going concern entities. On March 6, 2000, Parktowne, entered into an agreement for the purchase and sale of real estate with an unaffiliated third party for a purchase price of $2,500,000. The sale is expected to occur in September 2000. No assurances can be given that the sale will actually occur.

On April 28, 2000, the property and the related assets and liabilities of Pacific Palms were sold to a third party for approximately $4,900,000, resulting in a gain of approximately $2,499,000. The Partnership used approximately $1,668,000 of the net proceeds to settle the associated Purchase Money Notes and accrued interest thereon which had a total outstanding balance of approximately $5,214,000, resulting in forgiveness of indebtedness of approximately $3,545,000 which is included in accounts payable at May 31, 2000. Such income will be recognized in

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  May 31, 2000
                                   (Unaudited)


the quarter ending August 31, 2000. The Partnership netted approximately $1,785,000 of cash which was placed into working capital to pay Partnership expenses. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $6,402,000.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The following disclosure includes changes and/or additions to disclosures regarding the Subsidiary Partnership which were included in the Partnership's Annual Report on Form 10-K for the period ended February 29, 2000.

a)     Purchase Money Notes

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

b)  Legal Proceedings

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

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  May 31, 2000
                                   (Unaudited)


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

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  May 31, 2000
                                   (Unaudited)


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

NOTE 6 - SUBSEQUENT EVENT

On June 19, 2000, New Jersey Ltd. entered into a purchase agreement to sell the property and related assets and liabilities to an unaffiliated third party for a purchase price of approximately $2,050,000. The closing is expected to take place in late 2000. No assurances can be given that the sale will actually occur.

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

During the three months ended May 31, 2000 and 1999, the Partnership received cash flow distributions aggregating $43,500 and $95,656, respectively, of which $26,100 and $57,393 was used to pay interest on the Purchase Money Notes. In addition, the Partnership received a distribution of proceeds from the sale of one Local Partnership aggregating $3,461,611, of which $1,667,877 was used to pay principal on the Purchase Money Notes during the three months ended May 31, 2000.

During the three months ended May 31, 2000, cash and cash equivalents of the Partnership and its twenty-four consolidated Local Partnerships decreased approximately ($443,000). This decrease was primarily due to principal payments of mortgage notes payable ($239,000), an increase in mortgage escrow deposits ($92,000), distributions paid to partners ($1,004,000), payments to selling partners ($1,694,000), and acquisitions of property and equipment ($78,000) which exceeded cash provided by operating activities ($2,665,000). Included in the adjustments to reconcile the net loss to cash provided by the operating activities is depreciation ($402,000).

The Partnership had a working capital reserve of approximately $2,341,000 at May 31, 2000. The working capital reserve is temporarily invested in money market accounts which can be easily liquidated to meet obligations as they arise. The General Partners believe that the Partnership's reserves, net proceeds from future sales and future cash flow distributions will be adequate for its operating needs and plan to continue investing available reserves in short term investments. In March 2000 and 1999, a distribution of approximately $994,000 and $2,000,000 and $10,000 and $20,000 was paid to the limited partners and General Partners, respectively, from net proceeds from the sale of properties. None of the total distributions of approximately $1,004,000 and $2,020,000 for the three months ended May 31, 2000 and 1999, was deemed to be a return of capital in accordance with GAAP.

Partnership management fees owed to the General Partners amounting to approximately $742,000 and $875,000 were accrued and unpaid as of May 31, 2000 and February 29, 2000.

The Local Partnerships which receive government assistance are subject to low-income use restrictions which limited the owners' ability to sell or refinance the properties. In order to maintain the existing inventory of affordable housing, Congress passed a series of related acts including the Emergency Low Income Preservation Act of 1987, the Low-Income Housing Preservation and Resident Homeownership Act of 1990 (together the "Preservation Acts") and the Housing Opportunity Program Extension Act of 1996 (the "1996 Act"). In exchange for maintaining the aforementioned use restrictions, the Preservation Acts provide financial incentives for owners of government assisted properties. The 1996 Act provides financial assistance by funding the sale of such properties to not-for-profit owners and also restores the owners ability to prepay their U.S. Department of Housing and Urban Development ("HUD") mortgage and convert the property to condominiums or market-rate rental housing. Local general partners have filed for incentives under the Preservation Acts or the 1996 Act for the following local partnerships: San Diego - Logan Square Gardens Company, Albuquerque - Lafayette Square Apts. Ltd., Westgate Associates Limited, Riverside Gardens Limited Partnership, Pacific Palms, Canton Commons Associates, Rosewood Manor Associates, Bethany Glen Associates and South Munjoy Associates, Limited. The South Munjoy Associates, Limited property and the Riverside Gardens Limited Partnership were sold on September 9, 1997 and April 27, 1998, respectively. The Bethany Glen Associates property was sold on November 8, 1999. The Canton Commons Associates and Rosewood Manor Associates, limited partnership interests were sold on June 18, 1999. The Westgate Associates Limited Partnership entered into a purchase and sale contract with an unaffiliated third party purchaser as of March 6, 2000. No assurance can be given that the transaction will be consummated. The Pacific Palms property was sold on April 28, 2000. The local general partners of the other properties are either negotiating purchase and sale contracts or exploring their alternatives under the 1996 Act.

For a discussion of Purchase Money Notes payable see Note 2 to the financial statements.

For a discussion of the Partnership's sale of properties see Note 4 to the financial statements.

For a discussion of contingencies affecting certain Local Partnerships, see Note 5 to the financial statements and Part II, Item 1 of this report. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way although the Partnership would lose its entire investment in the property and any ability for future appreciation.

Management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the Untied States is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversifications of the portfolio may not protect against a general downturn in the national economy.

RESULTS OF OPERATIONS

The results of operations of the Partnership, as well as the Local Partnerships, remained fairly consistent during the three months ended May 31, 2000 and 1999, excluding Bethany which sold its property and Warren Manor Apartments Limited Partnership, Golf Manor Limited Partnership, Warren Woods Apartments L.P., Canton Commons Apartments Limited Partnership and Rosewood Manor Apartments Limited Partnership in which the Partnership's interest was sold (collectively the "Sold Assets"). Contributing to the relatively stable operations at the Local Partnerships is the fact that a large portion of the Local Partnerships are operating under government assistance programs which provide for rental subsidies and/or reductions of mortgage interest payments under HUD Section 8 and Section 236 programs.

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

Rental income decreased approximately 34% for the three months ended May 31, 2000 as compared to 1999. Excluding the Sold Assets, rental income increased approximately 3% for the three months ended May 31, 2000 as compared to 1999, primarily due to rental rate increases.

Other income decreased approximately 32% for the three months ended May 31, 2000 as compared to 1999. Excluding the Sold Assets, such income increased approximately 17%, primarily due to an increase in interest income, laundry and miscellaneous fees at two Local Partnerships.

Total expenses, excluding the Sold Assets, taxes and insurance, remained fairly consistent with a decrease of less than 1% for the three months ended May 31, 2000 as compared to 1999.

Taxes and insurance decreased approximately 34% for the three months ended
May 31, 2000 as compared to 1999. Excluding the Sold Assets, taxes and insurance increased approximately 15% primarily due to an under accrual at three Local Partnerships in 1999 and an increase at one Local Partnership due to a change in the Tennessee tax code.

Administrative and management, administrative and management-related parties, operating, repairs and maintenance, interest and depreciation expense decreased approximately $143,000, $154,000, $286,000, $411,000, $487,000 and $495,000,
respectively, for the three months ended May 31, 2000 as compared to 1999, primarily due to decreases relating to the Sold Assets. Excluding the Sold Assets, administrative and management, administrative and management-related parties, operating, repairs and maintenance, and interest increased (decreased) approximately $40,000, $2,000, ($12,000), $26,000 and ($66,000), respectively.
Excluding the Sold Assets, Rolling Meadows Apartments, Ltd., Westgate Associates, Limited, and Wingate Associates, Limited for depreciation only, depreciation expense remained fairly consistent with a decrease of approximately $8,000 for the three months ended May 31, 2000 as compared to 1999. Rolling Meadows Apartments, Ltd., Westgate Associates, Limited and Wingate Associates, Limited are not depreciated during the period because they are classified as assets held for sale.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

None

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - None

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

                           CAMBRIDGE + RELATED HOUSING
                         PROPERTIES LIMITED PARTNERSHIP
                                  (Registrant)

                       By: GOVERNMENT ASSISTED PROPERTIES,
                           INC., a General Partner

Date: July 5, 2000

                           By:/s/ Alan P. Hirmes
                              ------------------
                              Alan P. Hirmes,
                              President and Principal
                              Executive and Financial Officer

Date: July 5, 2000

                           By:/s/ Glenn F. Hopps
                              ------------------
                              Glenn F. Hopps,
                              Treasurer and
                              Principal Accounting Officer

                       By: RELATED HOUSING PROGRAMS
                           CORPORATION, a General Partner

Date: July 5, 2000

                           By:/s/ Alan P. Hirmes
                              ------------------
                              Alan P. Hirmes,
                              President and Principal
                              Executive Financial Officer

Date: July 5, 2000

                           By:/s/ Glenn F. Hopps
                              ------------------
                              Glenn F. Hopps,
                              Treasurer and
                              Principal Accounting Officer