Form 10-Q
period 2000-08-31
CAMBRIDGE RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
filed 2000-09-20
CIK 718915

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE
------  SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended August 31, 2000

                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-12634


                           CAMBRIDGE + RELATED HOUSING
                         PROPERTIES LIMITED PARTNERSHIP
                         ------------------------------
             (Exact name of registrant as specified in its charter)


         Massachusetts                                      13-3161322
-------------------------------                         ------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


625 Madison Avenue, New York, New York                          10022
---------------------------------------                       ----------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code (212)421-5333

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

                         PART I - Financial Information

Item 1.  Financial Statements

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                        ============   ============
                                         August 31,    February 29,
                                             2000           2000
                                        ------------   ------------
ASSETS
Property and equipment, net of
  accumulated depreciation of
  $28,430,812 and $27,628,782,
  respectively                          $ 21,074,650   $ 21,782,960
Property and equipment-held for
  sale, net of accumulated
  depreciation of $13,903,657
  and $17,631,202                         16,042,775     17,929,686
Cash and cash equivalents                  2,742,782      3,431,673
Cash - restricted for tenants'
  security deposits                          384,204        420,362
Mortgage escrow deposits                   5,545,334      5,306,020
Rents receivable                             197,745        130,231
Prepaid expenses and other assets            586,351        505,853
                                        ------------   ------------
Total assets                            $ 46,573,841   $ 49,506,785
                                        ============   ============

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (continued)

                                         ============   ============
                                          August 31,    February 29,
                                              2000           2000
                                         ------------   ------------
LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
Mortgage notes payable                   $ 27,939,790   $ 29,892,264
Purchase money notes payable
  (Note 2)                                 24,553,369     26,637,019
Due to selling partners (Note 2)           34,670,718     36,669,868
Accounts payable, accrued expenses
  and other liabilities                     1,616,778      1,913,437
Tenants' security deposits payable            384,204        420,362
Due to general partners of
  subsidiaries and their affiliates           351,153        326,159
Due to general partners and affiliates      1,366,686      1,706,224
Distribution payable                                0      1,004,200
                                         ------------   ------------
Total liabilities                          90,882,698     98,569,533
                                         ------------   ------------
Minority interest                             125,168         28,932
                                         ------------   ------------
Commitments and contingencies
  (Note 5)
Partners' deficit:
  Limited partners                        (43,541,155)   (48,152,233)
  General partners                           (892,870)      (939,447)
                                         ------------   ------------
Total partners' deficit                   (44,434,025)   (49,091,680)
                                         ------------   ------------
Total liabilities and partners' deficit  $ 46,573,841   $ 49,506,785
                                         ============   ============

See Accompanying Notes to Consolidated Financial Statements.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                      =======================  =======================
                          Three Months Ended        Six Months Ended
                               August 31,              August 31,
                      -----------------------  -----------------------
                        2000          1999       2000            1999
                      -----------------------  -----------------------
Revenues:
Rentals, net          $3,468,883  $ 5,210,910 $ 6,975,169  $10,493,257
Other                    153,229      205,092     244,786      340,418
Gain (loss) on sale
  of properties
  (Note 4)             2,549,047   (6,050,854)  2,549,047   (6,050,854)
                      ----------   ----------  ----------   ----------
Total revenues         6,171,159     (634,852)  9,769,002    4,782,821
                      ----------   ----------  ----------   ----------
Expenses
Administrative and
  management             786,265    1,431,377   1,739,232    2,527,240
Administrative and
  management-
  related parties
  (Note 3)               405,899      535,581     812,088    1,095,329
Operating                560,221      780,307   1,149,828    1,655,417
Repairs and
  maintenance            845,575    1,506,099   1,735,002    2,806,100
Taxes and
  insurance              371,881      699,351     816,889    1,368,499
Interest                 764,567    1,080,237   1,573,648    2,376,372
Depreciation             399,586      836,118     802,030    1,733,109
                      ----------   ----------  ----------   ----------
Total expenses         4,133,994    6,869,070   8,628,717   13,562,066
                      ----------   ----------  ----------   ----------
Income (loss) before
  minority interest    2,037,165   (7,503,922)  1,140,285   (8,779,245)
Minority interest in
  (income) loss
  of subsidiaries        (27,946)         327     (28,608)          15
                      ----------   ----------  ----------   ----------
Income (loss) before
  extraordinary
  item                 2,009,219   (7,503,595)  1,111,677   (8,779,230)
Extraordinary item-
  forgiveness of
  indebtedness
  income (Note 4)      3,545,978   26,330,313   3,545,978   26,330,313
                      ----------   ----------  ----------   ----------
Net income            $5,555,197  $18,826,718 $ 4,657,655  $17,551,083
                      ==========   ==========  ==========   ==========
Income (loss) before
  extraordinary
  item - limited
  partners            $1,989,127  $(7,428,559)$ 1,100,560  $(8,691,438)
Extraordinary item -
  limited partners     3,510,518   26,067,010   3,510,518   26,067,010
                      ----------   ----------  ----------   ----------

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)
                                   (continued)

                     =======================  =======================
                         Three Months Ended        Six Months Ended
                              August 31,              August 31,
                     -----------------------  -----------------------
                       2000          1999       2000            1999
                     -----------------------  -----------------------
Net income -
  limited partners  $ 5,499,645  $18,638,451 $ 4,611,078  $17,375,572
                     ==========   ==========  ==========   ==========
Number of limited
  partnership
  units outstanding      10,038       10,038      10,038       10,038
                     ==========   ==========  ==========   ==========
Income (loss) before
  extraordinary
  item per limited
  partnership unit  $    198.16  $   (740.04)$    109.64  $   (865.85)
Extraordinary item
  per limited
  partnership unit       349.72     2,596.83      349.72     2,596.83
                     ----------   ----------  ----------   ----------
Net income
  per limited
  partnership unit  $    547.88  $  1,856.79 $    459.36  $  1,730.98
                     ==========   ==========  ==========   ==========

See Accompanying Notes to Consolidated Financial Statements.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Consolidated Statement of Partners' Deficit
                                   (Unaudited)

                       ============================================
                                          Limited        General
                           Total          Partners       Partners
                       --------------------------------------------
Balance-
  March 1, 2000        $(49,091,680)   $(48,152,233)     $ (939,447)
Net income -
  six months ended
  August 31, 2000         4,657,655       4,611,078          46,577
                       ------------    ------------      ----------
Balance-
  August 31, 2000      $(44,434,025)   $(43,541,155)     $ (892,870)
                       ============    ============      ==========


See Accompanying Notes to Consolidated Financial Statements.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                          ==========================
                                                Six Months Ended
                                                    August 31,
                                          --------------------------
                                              2000            1999
                                          --------------------------
Cash flows from operating activities:
Net income                                $ 4,657,655    $17,551,083
                                          -----------    -----------
Adjustments to reconcile net income
  to net cash used in
  operating activities:

(Gain) loss on sale of properties
  (Note 4)                                 (2,549,047)     6,050,854
Extraordinary item - forgiveness of
  indebtedness income (Note 4)             (3,545,978)   (26,330,313)
Depreciation                                  802,030      1,733,109
Minority interest in income (loss)
  of subsidiaries                              28,608            (15)
Decrease in cash-restricted
  for tenants' security deposits               36,158        162,088
(Increase) decrease in mortgage
escrow deposits                              (178,476)       191,127
(Increase) decrease in rents receivable       (67,514)        11,240
(Increase) decrease in prepaid
  expenses and other assets                  (103,630)       241,928
Increase in due to selling partners         1,109,306      1,569,169
Decrease in accounts payable, accrued
  expenses and other liabilities             (331,877)    (3,213,438)
(Decrease) increase in tenants'
  security deposits payable                   (36,158)        16,759
Increase in due to general
  partners of subsidiaries and their
  affiliates                                   27,830        235,333
Decrease in due to general partners of
  subsidiaries and their affiliates            (2,836)    (1,317,225)
(Decrease) increase in due to general
  partners and affiliates                    (339,538)       468,538
                                          -----------    -----------
Total adjustments                          (5,151,122)   (20,180,846)
                                          -----------    -----------
Net cash used in
  operating activities                       (493,467)    (2,629,763)
                                          -----------    -----------

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                          ==========================
                                                Six Months Ended
                                                    August 31,
                                          --------------------------
                                              2000            1999
                                          --------------------------
Cash flows from investing activities:
Proceeds from sale of properties            4,593,628      2,828,103
Acquisitions of property and
  equipment                                  (193,040)      (236,996)
Increase in mortgage escrow deposits          (60,838)      (496,637)
                                          -----------    -----------
Net cash provided by
  investing activities                      4,339,750      2,094,470
                                          -----------    -----------
Cash flows from financing activities:
Principal payments of mortgage
  notes payable                            (1,952,474)      (847,714)
Increase (decrease) in minority interest       67,628           (734)
Distributions paid to partners             (1,004,200)    (2,020,374)
Increase (decrease) in Purchase Money
  Note extension fees payable                  47,850       (233,498)
Payments to selling partners               (1,693,978)      (127,450)
                                          -----------    -----------
Net cash used in financing activities      (4,535,174)    (3,229,770)
                                          -----------    -----------
Net decrease in cash and
  cash equivalents                           (688,891)    (3,765,063)

Cash and cash equivalents at
  beginning of period                       3,431,673      6,906,857
                                          -----------    -----------
Cash and cash equivalents at
  end of period                           $ 2,742,782    $ 3,141,794
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

                                          ==========================
                                                Six Months Ended
                                                    August 31,
                                          --------------------------
                                              2000            1999
                                          --------------------------
Supplemental disclosures of
  noncash activities:
Forgiveness of indebtedness
Decrease in purchase money
  notes payable                          $(2,131,500)  $(12,242,127)
Decrease in due to selling
  partners                                (1,414,478)   (14,088,186)

Summarized below are the
  components of the gain
  on sale of properties:
Decrease in property and
  equipment, net of accumulated
  depreciation                             1,986,231     16,424,662
Decrease in cash-restricted for
  tenants' security deposits                       0        135,580
Decrease in mortgage escrow
  deposits                                         0        759,183
Decrease in rents receivable                       0        123,742
Decrease in prepaid expenses and
  other assets                                23,132        389,138
Increase in due to general partners
  of subsidiaries and their affiliates             0      1,292,862
Decrease in mortgage notes
  payable                                          0    (12,301,905)
Increase in accounts payable, accrued
  expenses and other liabilities              35,218      2,370,122
Decrease in tenants' security
  deposits payable                                 0       (314,427)

See Accompanying Notes to Consolidated Financial Statements.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 August 31, 2000
                                   (Unaudited)

NOTE 1 - GENERAL

The consolidated financial statements for the six months ended August 31, 2000 and 1999, include the accounts of Cambridge + Related Housing Properties Limited Partnership, a Massachusetts limited Partnership (the "Partnership") and twenty-four and thirty Subsidiary Partnerships ("Subsidiaries", "Subsidiary Partnerships" or "Local Partnerships"), respectively, zero and five of which, respectively, only have activity through the effective date of the sale of Partnership interest and one and zero of which, respectively, only have activity through the date of the sale of property and related assets and liabilities (see
Note 4). The Partnership is a limited partner, with an ownership interest of 98.99% in each of the Subsidiary Partnerships. Through the rights of the Partnership and/or one of its general partners (a "General Partner"), which General Partner has a contractual obligation to act on behalf of the Partnership, the right to remove the local general partner of the Subsidiary Partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the Subsidiary Partnerships.

For financial reporting purposes, the Partnership's fiscal quarter ends on August 31. All Subsidiaries have fiscal quarters ending June 30. Accounts of Subsidiaries have been adjusted for intercompany transactions from July 1 through August 31. The Partnership's fiscal quarter ends on August 31 in order to allow adequate time for the Subsidiaries' financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with generally accepted accounting principles ("GAAP").

All intercompany accounts and transactions have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated Subsidiaries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a Subsidiary have been charged to the Partnership. Such losses aggregated approximately $0 and $88,000 for both

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 August 31, 2000
                                   (Unaudited)

the three and six months ended August 31, 2000 and 1999. The Partnership's investment in each Subsidiary is equal to the respective Subsidiary's partners' equity less minority interest capital, if any.

These unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended February 29, 2000. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of August 31, 2000, the results of operations for the three and six months ended August 31, 2000 and 1999 and cash flows for the six months ended August 31, 2000 and 1999. However, the operating results for the six months ended August 31, 2000 may not be indicative of the results for the year.

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

The Purchase Money Notes, which provide for simple interest, will not be in default, if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding Subsidiary Partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. As of August 31, 2000, the maturity dates of the Purchase Money Notes associated with the remaining properties owned by the Subsidiary Partnerships were extended for three to five years (see below). Any interest not paid currently accrues, without further interest thereon, through the extended due date of the Purchase Money Note. Continued accrual of such interest without payment would impact the effective rate of the Purchase Money Notes, specifi-

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 August 31, 2000
                                   (Unaudited)

cally by reducing the current effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the Purchase Money Notes. Unpaid interest of $34,545,670 and $36,560,820 at August 31, 2000 and February 29, 2000, respectively, has been accrued and is included in the caption due to selling partners. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds from the sale or refinancing of the apartment complex, or in some cases the interest in the Local Partnerships in which the Partnership invested ("Local Partnership Interest") to which the Purchase Money Note relates.

The Partnership was permitted to extend the term of the Purchase Money Notes for up to five additional years. In connection with such extensions, the Partnership incurred an extension fee of 1/2% per annum of the outstanding principal balance of the Purchase Money Notes. The Partnership sent an extension notice to each Purchase Money Note holder that pursuant to the Purchase Money Note it was extending the maturity. However in certain cases, the Partnership did not pay the extension fee at that time, deferring such payment to the future. Extension fees in the amount of $716,985 were incurred by the Partnership through August 31, 2000. Such Purchase Money Notes are now extended with maturity dates ranging from July 2001 to December 2004. Extension fees of $581,032 were accrued and added to the Purchase Money Notes balance.

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

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 August 31, 2000
                                   (Unaudited)

During the six months ended August 31, 2000 and 1999, the Partnership received cash flow distributions aggregating $43,500 and $182,415, respectively, of which $26,100 and $109,449 was used to pay interest on the Purchase Money Notes. In addition, the Partnership received a distribution of proceeds from the sale of one and zero Local Partnerships and proceeds from the sale of its Local Partnership Interest in zero and five Local Partnerships aggregating $3,572,961 and $0 and $0 and $2,828,103, respectively, of which $1,667,877 and $0 was used to pay principal on the Purchase Money Notes during the six months ended August 31, 2000 and 1999, respectively.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 August 31, 2000
                                   (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

The costs incurred to related parties for the three and six months ended August 31, 2000 and 1999 were as follows:

                    ========================  =======================
                        Three Months Ended         Six Months Ended
                              August 31,              August 31,
                    ------------------------  -----------------------
                        2000          1999      2000           1999
                    ------------------------  -----------------------
Partnership manage-
  ment fees (a)     $   241,709   $  241,709  $  483,419   $  483,419
Expense reimburse-
  ment (b)               22,923       27,621      48,378       56,621
Property manage-
  ment fees
  incurred to
  affiliates of
  the General
  Partners (c)           33,458        7,054      61,756       38,198
Local administra-
  tive fee (d)            4,000        6,000       9,000       11,000
                    -----------   ----------  ----------   ----------
Total general and
  administrative-
  General Partners      302,090      282,384     602,553      589,238
                    -----------   ----------  ----------   ----------
Property manage-
  ment fees
  incurred to
  affiliates of the
  Subsidiary
  Partnerships'
  general
  partners (c)          103,809      242,427     201,930      495,321
Subsidiary
  Partnerships'
  general partners
  incentive fee (e)           0       10,770       7,605       10,770
                    -----------   ----------  ----------   ----------
Total general and
  administrative-
  related parties   $   405,899   $  535,581  $  812,088   $1,095,329
                    ===========   ==========  ==========   ==========

(a) After all other expenses of the Partnership are paid, an annual Partnership management fee of up to .5% of invested assets is payable to the Partnership's General Partners and affiliates. Partnership management fees owed to the General Partners amounting to approximately $609,000 and $875,000 were accrued and unpaid as of August 31, 2000 and February 29, 2000, respectively. Without the General Partners' continued allowance of accrual without payment of certain fees and

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 August 31, 2000
                                   (Unaudited)

expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued to allow the accrual without payment of these amounts but is under no obligation to continue to do so.

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

(c) Property management fees incurred by Local Partnerships to affiliates of the Local Partnerships amounted to $137,267 and $242,427 and $263,686 and $495,321 for the three and six months ended August 31, 2000 and 1999, respectively. Of such fees $33,458 and $7,054 and $61,756 and $38,198, respectively, were incurred to a company which is also an affiliate of the General Partners.

(d) Cambridge/Related Housing Associates Limited Partnership, the special limited partner of each of the Subsidiary Partnerships, owning .01%, is entitled to receive a local administrative fee of up to $2,500 per year from each Subsidiary Partnership.

(e) The Partnership entered into an agreement with the local general partner of Parktowne Ltd. and Westwood Apartment Company Ltd., which provides for an annual incentive fee based on cash flow distributed from the respective properties. Such fee amounted to $0 and $10,770 and $7,605 and $10,770 for the three and six months ended August 31, 2000 and 1999, respectively.

NOTE 4 - SALE OF PROPERTIES

GENERAL
The Partnership is currently in the process of winding up its operations and disposing of its investments. It is anticipated that this process will take a number of years. As of August 31, 2000, the Partnership has disposed of twenty-one of its forty-four original investments. Eight additional investments are listed for sale and the Partnership anticipates that the fifteen remaining investments will be listed for sale by Decem-

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 August 31, 2000
                                   (Unaudited)

ber 31, 2001. There may be no assurance as to when the Partnership will dispose of its last remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

INFORMATION REGARDING DISPOSITION
On June 18, 1999, the Partnership's limited partnership interest in Warren Manor Apartments Limited Partnership was sold to the local general partners for approximately $935,000, resulting in a loss in the amount of approximately $3,548,000. No proceeds were used to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $9,187,000, resulting in forgiveness of indebtedness income.

On June 18, 1999, the Partnership's limited partnership interest in Golf Manor Apartments Limited Partnership was sold to the local general partners for approximately $255,000, resulting in a loss in the amount of approximately $544,000. No proceeds were used to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $2,227,000, resulting in forgiveness of indebtedness income.

On June 18, 1999, the Partnership's limited partnership interest in Warren Woods Apartments, L.P. was sold to the local general partners for approximately $377,000, resulting in a loss in the amount of approximately $1,914,000. No proceeds were used to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $3,532,000, resulting in forgiveness of indebtedness income.

On June 18, 1999, the Partnership's limited partnership interest in Rosewood Manor Apartments Limited Partnership was sold to the local general partners for approximately $406,000, resulting in a loss in the amount of approximately $1,031,000. No proceeds were used to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $3,568,000, resulting in forgiveness of indebtedness income.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 August 31, 2000
                                   (Unaudited)

On June 18, 1999, the Partnership's limited partnership interest in Canton Commons Apartments Limited Partnership was sold to the local general partners for approximately $855,000, resulting in a gain in the amount of approximately $987,000. No proceeds were used to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $7,816,000, resulting in forgiveness of indebtedness income.

On May 5, 1999, Wingate Associates Limited entered into an agreement for the purchase and sale of real estate with an unaffiliated third party for a price of $2,560,000. Since entering into the agreement, the purchaser and Wingate Associates Limited have negotiated amendments to such agreement. The amendments call for a reduction in the purchase price to $2,360,000 and an additional down payment of $25,000. The closing is expected to occur in late 2000. No assurances can be given that the sale will actually occur.

On October 6, 1999, Westgate Associates Limited ("Westgate") entered into an agreement for the purchase and sale of real estate with an unaffiliated third party for a purchase price of approximately $2,055,000. The sale is expected to take place in October 2000. No assurances can be given that the sale will actually occur.

On January 17, 2000, Rolling Meadows Apartments, Ltd. ("Rolling Meadows") entered into an agreement for the purchase and sale of real estate with an unaffiliated third party for a purchase price of $2,400,000. The sale was expected to occur in August 2000 but has been extended to October 2000. No assurances can be given that the sale will actually occur.

On April 28, 2000, the property and the related assets and liabilities of Pacific Palms were sold to a third party for approximately $4,900,000, resulting in a gain of approximately $2,549,000. The Partnership used approximately $1,668,000 of the net proceeds to settle the associated Purchase Money Notes and accrued interest thereon which had a total outstanding balance of approximately $5,214,000, resulting in forgiveness of indebtedness of approximately $3,546,000. The Partnership netted approximately $1,905,000 of cash which was placed into working capital to pay Partnership expenses. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $6,402,000.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 August 31, 2000
                                   (Unaudited)

On June 19, 2000, New Jersey Ltd. entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party for a purchase price of approximately $2,050,000. The closing is expected to take place in late 2000. No assurances can be given that the sale will actually occur.

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

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 August 31, 2000
                                   (Unaudited)

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

On August 27, 1999, Trust II filed a Declaratory Judgment Action styled Cambridge Liquidating Trust II v. Roar Company, et al, Cause No. 99-06802 in the 191st District Court of Dallas County Texas seeking a court ruling as to the proper calculation of the extension fee (the "Action"). Prior to September 1, 1999, the Noteholders were tendered the sums calculated to be due as the extension fees under the Purchase Money Notes as of August 31, 1999. A representative of the Noteholders stated that the tender was rejected. The checks that were tendered were not cashed. Trust II seeks a declaratory judgement that the maturity dates of the Purchase Money Notes have been extended and that the extension fees it tendered were properly calculated. Trust II also seeks an accounting that the Trustee for the alleged owners and holders of the Notes has failed to make approximately $93,000 in distributions

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 August 31, 2000
                                   (Unaudited)

to Trust II and/or its predecessors. The discovery process is in its very preliminary stages. Trust II intends to vigorously pursue its claims. To date, defendants have filed a "general denial". The present Scheduling order in place sets the case for trial on May of 2001. Mediation must be conducted by December 31, 2000. Management of the Partnership will vigorously prosecute the Action and may assert claims against the Noteholders. The General Partner can express no opinion on the outcome of the case.

NOTE 6 - SUBSEQUENT EVENTS

On September 14, 2000, the property and the related assets and liabilities of Westwood Apartments Company, Ltd. ("Westwood") were sold to an unaffiliated third party for $2,025,000, resulting in a loss of approximately $131,000. The Partnership advanced approximately $234,000 and along with the net sales proceeds used these funds to pay off the outstanding HUD mortgage. No proceeds were used to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $3,059,000, resulting in forgiveness of indebtedness income. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $4,993,000.

On September 14, 2000, the property and the related assets and liabilities of Parktowne Ltd. ("Parktowne") were sold to an unaffiliated third party for $2,500,000, resulting in a gain of approximately $347,000. The Partnership used approximately $839,000 of the net proceeds to settle the associated Purchase Money Note and accrued interest thereon, which had an outstanding balance of approximately $1,791,000, resulting in forgiveness of indebtedness income of approximately $952,000. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $2,819,000.

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

During the six months ended August 31, 2000 and 1999, the Partnership received cash flow distributions aggregating $43,500 and $182,415, respectively, of which $26,100 and $109,449 was used to pay interest on the Purchase Money Notes. In addition, the Partnership received a distribution of proceeds from the sale of one and zero Local Partnerships and proceeds from the sale of its Local Partnership Interest in zero and five Local Partnerships aggregating $3,572,961 and $0 and $0 and $2,828,103, respectively, of which $1,667,877 and $0 was used to pay principal on the Purchase Money Notes during the six months ended August 31, 2000 and 1999, respectively.

During the six months ended August 31, 2000, cash and cash equivalents of the Partnership and its twenty-four consolidated Local Partnerships decreased approximately ($689,000). This decrease was due to cash used by operating activities ($493,000) principal payments of mortgage notes payable ($1,952,000), an increase in mortgage escrow deposits ($61,000), distributions paid to partners ($1,004,000), payments to selling partners ($1,694,000) and acquisitions of property and equipment ($193,000) which exceeded proceeds from the sale of properties ($4,594,000), an increase in Purchase Money Note extension fees payable ($48,000) and an increase in capitalization of consolidated subsidiaries attributable to minority interest ($68,000). Included in the adjustments to reconcile the net income to cash used in operating activities is depreciation ($802,000).

The Partnership has a working capital reserve of approximately $1,963,000 at August 31, 2000. The working capital reserve is temporarily invested in money market accounts which can be easily liquidated to meet obligations as they arise. The General Partners believe that the Partnership's reserves, net proceeds from future sales and future cash flow distributions will be adequate for its operating needs and plan to continue investing available reserves in short term investments. In March 2000 and 1999, a distribution of approximately $994,000 and $2,000,000 and $10,000 and $20,000 was paid to the limited partners and General Partners, respectively, from net proceeds from the sale of properties. None of the total distributions of approximately $1,004,000 and $2,020,000 for the six months ended August 31, 2000 and 1999, was deemed to be a return of capital in accordance with GAAP.

Partnership management fees owed to the General Partners amounting to approximately $609,000 and $875,000 were accrued and unpaid as of August 31, 2000 and February 29, 2000. Without the General Partners' continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued to allow the accrual without payment of these amounts but is under no obligation to continue to do so.

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

RESULTS OF OPERATIONS

The results of operations of the Partnership, as well as the Local Partnerships, remained fairly consistent during the three and six months ended August 31, 2000 and 1999, excluding Bethany Glen Associates and Pacific Palms Limited Partnership which sold their properties and Warren Manor Apartments Limited Partnership, Golf Manor Limited Partnership, Warren Woods Apartments L.P., Canton Commons Apartments Limited Partnership and Rosewood Manor Apartments Limited Partnership in which the Partnership's interest was sold (collectively the "Sold Assets"). Contributing to the relatively stable operations at the Local Partnerships is the fact that a large portion of the Local Partnerships are operating under government assistance programs which provide for rental subsidies and/or reductions of mortgage interest payments under HUD Section 8 and Section 236 programs.

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

Rental income decreased approximately 33% and 34% for the three and six months ended August 31, 2000 as compared to 1999. Excluding the Sold Assets, rental income increased approximately 6% and 5% for the three and six months ended August 31, 2000 as compared to 1999, primarily due to rental rate increases and decreases in vacancies at seven Local Partnerships.

Other income decreased approximately 25% and 28% for the three and six months ended August 31, 2000 as compared to 1999. Excluding the Sold Assets, such income increased approximately 11% for both the three and six months ended August 31, 2000, primarily due to an increase in interest income and miscellaneous income received from prior sold properties at the Partnership level.

Total expenses, excluding the Sold Assets and administrative and management, remained fairly consistent with decreases of approximately 3% and 1% for the three and six months ended August 31, 2000 as compared to 1999.

Administrative and management decreased approximately 45% and 31% for the three and six months ended August 31, 2000 as compared to 1999. Excluding the Sold Assets, administrative and management decreased approximately 34% and 18%, primarily due to a decrease in legal fees incurred by the Partnership and a decrease in the amortization of the Purchase Money Note extension fees.

Administrative and management-related parties, operating, repairs and maintenance, taxes and insurance, interest and depreciation expense decreased approximately $130,000 and $283,000, $220,000 and $506,000, $661,000 and
$1,071,000, $327,000 and $552,000, $316,000 and $803,000, $437,000 and $931,000,
respectively, for the three and six months ended August 31, 2000 as compared to 1999, primarily due to decreases relating to the Sold Assets. Excluding the Sold Assets, administrative and management-related parties, operating, repairs and maintenance, taxes and insurance, and interest increased (decreased) approximately $27,000 and $27,000, $33,000 and $24,000, ($51,000) and ($20,000),
($36,000) and $32,000, ($62,000) and ($123,000), respectively, for the three and six months ended August 31, 2000 as compared to 1999. Excluding the Sold Assets, Rolling Meadows Apartments, Ltd., Westgate Associates, Limited and Wingate Associates, Limited for depreciation only, depreciation expense remained fairly consistent with a decrease of approximately $9,000 and $16,000 for the three and six months ended August 31, 2000 as compared to 1999. Rolling Meadows Apartments, Ltd., Westgate Associates, Limited and Wingate Associates, Limited are not depreciated during the period because they are classified as assets held for sale.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

None

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings - This information is incorporated by reference to the discussion of the Roar Properties in Note 5 to the Financial Statements.

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


                           CAMBRIDGE + RELATED HOUSING
                           PROPERTIES LIMITED PARTNERSHIP
                                  (Registrant)


                            By: GOVERNMENT ASSISTED PROPERTIES,
                                INC., a General Partner

Date:  September 20, 2000

                             By: /s/ Alan P. Hirmes
                                 -------------------
                                 Alan P. Hirmes,
                                 President and Principal
                                 Executive and Financial Officer

Date:  September 20, 2000

                             By: /s/ Glenn F. Hopps
                                 -------------------
                                 Glenn F. Hopps,
                                 Treasurer and
                                 Principal Accounting Officer


                             By: RELATED HOUSING PROGRAMS
                                 CORPORATION, a General Partner

Date:  September 20, 2000

                             By: /s/ Alan P. Hirmes
                                 -------------------
                                 Alan P. Hirmes,
                                 President and Principal
                                 Executive Financial Officer

Date:  September 20, 2000

                             By: /s/ Glenn F. Hopps
                                 -------------------
                                 Glenn F. Hopps,
                                 Treasurer and
                                 Principal Accounting Officer