Form 10-Q
period 2000-11-30
CAMBRIDGE RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
filed 2000-12-21
CIK 718915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                         PART I - Financial Information

Item 1. Financial Statements

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                  ============      ============
                                                  November 30,      February 29,
                                                      2000               2000
                                                  ------------      ------------
ASSETS
Property and equipment, net of
  accumulated depreciation of
  $28,846,010 and $27,628,782,
  respectively                                    $20,670,075        $21,782,960
Property and equipment-held for
  sale, net of accumulated
  depreciation of $10,010,840
  and $17,631,202, respectively                    11,926,973         17,929,686
Cash and cash equivalents                           2,452,892          3,431,673
Cash - restricted for tenants'
  security deposits                                   352,655            420,362
Mortgage escrow deposits                            5,839,013          5,306,020
Rents receivable                                      195,130            130,231
Prepaid expenses and other assets                     778,527            505,853
                                                  -----------        -----------
Total assets                                      $42,215,265        $49,506,785
                                                  ===========        ===========

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (continued)

                                                 ============      ============
                                                 November 30,      February 29,
                                                     2000               2000
                                                 ------------      ------------
LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
Mortgage notes payable                           $ 24,084,850      $ 29,892,264
Purchase money notes payable
  (Note 2)                                         22,728,531        26,637,019
Due to selling partners (Note 2)                   32,396,116        36,669,868
Accounts payable, accrued expenses
  and other liabilities                             1,591,012         1,913,437
Tenants' security deposits payable                    352,655           420,362
Due to general partners of
  subsidiaries and their affiliates                   221,850           326,159
Due to general partners and affiliates              1,574,133         1,706,224
Distribution payable                                        0         1,004,200
                                                 ------------      ------------
Total liabilities                                  82,949,147        98,569,533
                                                 ------------      ------------
Minority interest                                     125,678            28,932
                                                 ------------      ------------
Commitments and contingencies
  (Note 5)
Partners' deficit:
  Limited partners                                (40,002,434)      (48,152,233)
  General partners                                   (857,126)         (939,447)
                                                 ------------      ------------
Total partners' deficit                           (40,859,560)      (49,091,680)
                                                 ------------      ------------
Total liabilities and partners' deficit          $ 42,215,265      $ 49,506,785
                                                 ============      ============

See Accompanying Notes to Consolidated Financial Statements.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                        =============================     =============================
                            Three Months Ended                  Nine Months Ended
                                 November 30,                      November 30,
                        -----------------------------     -----------------------------
                            2000             1999             2000             1999
                        -----------------------------     ----------------------------
Revenues:
Rentals, net            $  3,384,472     $  3,640,999     $ 10,359,641     $ 14,134,256
Other                        140,935          148,298          385,721          488,716
Gain (loss) on sale
  of properties
  (Note 4)                   151,528                0        2,700,575       (6,050,854)
                        ------------     ------------     ------------     ------------

Total revenues             3,676,935        3,789,297       13,445,937        8,572,118
                        ------------     ------------     ------------     ------------

Expenses
Administrative and
  management                 771,899          843,687        2,511,131        3,370,927
Administrative and
  management-
  related parties
  (Note 3)                   400,773          427,128        1,212,861        1,522,457
Operating                    519,405          626,032        1,669,233        2,281,449
Repairs and
  maintenance                886,900          855,463        2,621,902        3,661,563
Taxes and
  insurance                  385,305          414,818        1,202,194        1,783,317
Interest                     746,724          942,516        2,320,372        3,318,888
Depreciation                 415,198          429,057        1,217,228        2,162,166
                        ------------     ------------     ------------     ------------

Total expenses             4,126,204        4,538,701       12,754,921       18,100,767
                        ------------     ------------     ------------     ------------

(Loss) income before
  minority interest
  and extraordinary
  item                      (449,269)        (749,404)         691,016       (9,528,649)
Minority interest in
  (income) loss
  of subsidiaries               (510)              74          (29,118)              89
                        ------------     ------------     ------------     ------------
(Loss) income before
  extraordinary
  item                      (449,779)        (749,330)         661,898       (9,528,560)
Extraordinary item-
  forgiveness of
  indebtedness
  income (Note 4)          4,024,244                0        7,570,222       26,330,313
                        ------------     ------------     ------------     ------------

Net income (loss)       $  3,574,465     $   (749,330)    $  8,232,120     $ 16,801,753
                        ============     ============     ============     ============

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)
                                   (continued)

                        =============================     ============================
                              Three Months Ended               Nine Months Ended
                                  November 30,                     November 30,
                        -----------------------------     ----------------------------
                            2000             1999             2000             1999
                        -----------------------------     ----------------------------
(Loss) income before
  extraordinary
  item - limited
  partners              $   (445,281)    $   (741,837)    $    655,279    $ (9,433,275)
Extraordinary item -
  limited partners         3,984,002                0        7,494,520      26,067,010
                        ------------     ------------     ------------    ------------

Net income (loss) -
  limited partners      $  3,538,721     $   (741,837)    $  8,149,799    $ 16,633,735
                        ============     ============     ============    ============
Number of limited
  partnership
  units outstanding           10,038           10,038           10,038          10,038
                        ============     ============     ============    ============

(Loss) income before
  extraordinary
  item per limited
  partnership unit      $     (44.36)    $     (73.90)    $      65.28    $    (939.76)
Extraordinary item
  per limited
  partnership unit            396.89             0.00           746.61        2,596.83
                        ------------     ------------     ------------    ------------

Net income (loss)
  per limited
  partnership unit      $     352.53     $     (73.90)    $     811.89    $   1,657.07
                        ============     ============     ============    ============

See Accompanying Notes to Consolidated Financial Statements.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Consolidated Statement of Partners' Deficit
                                   (Unaudited)

                               ================================================
                                                   Limited            General
                                   Total           Partners           Partners
                               ------------      ------------      ------------
Balance-
  March 1, 2000                $(49,091,680)     $(48,152,233)     $   (939,447)
Net income -
  nine months ended
  November 30, 2000               8,232,120         8,149,799            82,321
                               ------------      ------------      ------------
Balance-
  November 30, 2000            $(40,859,560)     $(40,002,434)     $   (857,126)
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

                                                 ==============================
                                                       Nine Months Ended
                                                           November 30,
                                                 ------------------------------
                                                     2000              1999
                                                 ------------------------------
Cash flows from operating activities:
Net income                                       $  8,232,120      $ 16,801,753
                                                 ------------      ------------
Adjustments to reconcile net income
  to net cash used in
  operating activities:
(Gain) loss on sale of properties
  (Note 4)                                         (2,700,575)        6,050,854
Extraordinary item - forgiveness
  of indebtedness income (Note 4)                  (7,570,222)      (26,330,313)
Depreciation                                        1,217,228         2,162,166
Minority interest in income (loss)
  of subsidiaries                                      29,118               (89)
Decrease in cash-restricted
  for tenants' security deposits                       67,707           173,021
(Increase) decrease in mortgage
  escrow deposits                                    (348,114)           59,025
Increase in rents receivable                         (104,811)          (25,434)
(Increase) decrease in prepaid
  expenses and other assets                          (340,291)          268,530
Increase in due to selling partners                 1,609,927         2,184,247
Decrease in accounts payable,
  accrued expenses and other liabilities             (436,673)       (2,852,170)
(Decrease) increase in tenants'
  security deposits payable                           (41,672)            5,826
Increase in due to general partners
  of subsidiaries and their affiliates                154,991             3,163
Decrease in due to general partners of
  subsidiaries and their affiliates                  (136,197)       (1,082,330)
(Decrease) increase in due to general
  partners and affiliates                            (132,091)          728,032
                                                 ------------      ------------
Total adjustments                                  (8,731,675)      (18,655,472)
                                                 ------------      ------------
Net cash used in operating activities                (499,555)       (1,853,719)
                                                 ------------      ------------

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                                   ============================
                                                         Nine Months Ended
                                                             November 30,
                                                   ----------------------------
                                                       2000             1999
                                                   ----------------------------
Cash flows from investing activities:
Proceeds from sale of properties                     8,969,083        2,828,103
Acquisitions of property and
  equipment                                           (243,364)        (497,745)
Increase in mortgage escrow deposits                  (239,014)        (436,449)
                                                   -----------      -----------

Net cash provided by
  investing activities                               8,486,705        1,893,909
                                                   -----------      -----------

Cash flows from financing activities:
Principal payments of mortgage
  notes payable                                     (5,807,414)      (1,093,116)
Decrease (increase) in minority interest                67,628             (734)
Distributions paid to partners                      (1,004,200)      (2,020,374)
Principal payments of purchase
  notes payable                                       (838,729)        (180,111)
Payments to selling partners                        (1,693,978)        (109,450)
Increase in purchase money note
  extension fees payable                               310,762                0
                                                   -----------      -----------
Net cash used in financing activities               (8,965,931)      (3,403,785)
                                                   -----------      -----------

Net decrease in cash and
  cash equivalents                                    (978,781)      (3,363,595)

Cash and cash equivalents at
  beginning of period                                3,431,673        6,906,857
                                                   -----------      -----------
Cash and cash equivalents at
  end of period                                    $ 2,452,892      $ 3,543,262
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

                                                  =============================
                                                        Nine Months Ended
                                                            November 30,
                                                  -----------------------------
                                                     2000              1999
                                                  -----------------------------
Supplemental disclosures of noncash activities:
Forgiveness of indebtedness
Decrease in purchase money
  notes payable                                   $ (3,380,521)    $(12,242,127)
Decrease in due to selling partners                 (4,189,701)     (15,061,636)
Increase in accounts payable,
  accrued expenses and
  other liabilities                                          0          973,450

Summarized below are the components
  of the gain on sale of properties:
Decrease in property and
  equipment, net of accumulated
  depreciation                                       6,141,734       16,424,662
Decrease in cash-restricted for
  tenants' security deposits                                 0          135,580
Decrease in mortgage escrow deposits                    54,135          759,183
Decrease in rents receivable                            39,912          123,742
Decrease in prepaid expenses and
  other assets                                          67,617          412,072
Decrease in mortgage notes payable                           0      (12,301,905)
Increase in accounts payable, accrued
  expenses and other liabilities                       114,248        2,347,188
Decrease in tenants' security
  deposits payable                                     (26,035)        (314,427)
(Decrease) increase in due to general
  partners of subsidiaries and
  their affiliates                                    (123,103)       1,292,862

See Accompanying Notes to Consolidated Financial Statements.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                November 30, 2000
                                   (Unaudited)

Note 1 - General

The consolidated financial statements for the nine months ended November 30, 2000 and 1999, include the accounts of Cambridge + Related Housing Properties Limited Partnership, a Massachusetts limited Partnership (the "Partnership") and twenty-four and thirty Subsidiary Partnerships ("Subsidiaries", "Subsidiary Partnerships" or "Local Partnerships"), respectively, zero and five of which, respectively, only have activity through the effective date of the sale of Partnership interest and three and one of which, respectively, only have activity through the date of the sale of property and related assets and liabilities (see Note 4). The Partnership is a limited partner, with an ownership interest of 98.99% in each of the Subsidiary Partnerships. Through the rights of the Partnership and/or one of its general partners (a "General Partner"), which General Partner has a contractual obligation to act on behalf of the Partnership, the right to remove the local general partner of the Subsidiary Partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the Subsidiary Partnerships.

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

Losses attributable to minority interests which exceed the minority interests' investment in a Subsidiary have been charged to the Partnership. Such losses aggregated approximately $0 and $0 and $0 and

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                November 30, 2000
                                   (Unaudited)

$86,000 for the three and nine months ended November 30, 2000 and 1999. The Partnership's investment in each Subsidiary is equal to the respective Subsidiary's partners' equity less minority interest capital, if any.

These unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended February 29, 2000. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of November 30, 2000, the results of operations for the three and nine months ended November 30, 2000 and 1999 and cash flows for the nine months ended November 30, 2000 and 1999. However, the operating results for the nine months ended November 30, 2000 may not be indicative of the results for the year.

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

The Purchase Money Notes, which provide for simple interest, will not be in default, if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding Subsidiary Partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. As of November 30, 2000, the maturity dates of the Purchase Money Notes associated with the remaining properties owned by the Subsidiary Partnerships were extended for three to five years (see below). Any interest not paid currently accrues, without further interest thereon, through the extended due date of the Purchase Money Note. Continued accrual of such interest without

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                November 30, 2000
                                   (Unaudited)

payment would impact the effective rate of the Purchase Money Notes, specifically by reducing the current effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the Purchase Money Notes. Unpaid interest of $32,271,068 and $36,560,820 at November 30, 2000 and February 29, 2000, respectively, has been accrued and is included in the caption due to selling partners. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds from the sale or refinancing of the apartment complex, or in some cases the interest in the Local Partnerships in which the Partnership invested ("Local Partnership Interest") to which the Purchase Money Note relates.

The Partnership was permitted to extend the term of the Purchase Money Notes for up to five additional years. In connection with such extensions, the Partnership incurred an extension fee of 1/2% per annum of the outstanding principal balance of the Purchase Money Notes. The Partnership sent an extension notice to each Purchase Money Note holder that, pursuant to the Purchase Money Note, it was extending the maturity. However, in certain cases, the Partnership did not pay the extension fee at that time, deferring such payment to the future. Extension fees in the amount of $923,272 were incurred by the Partnership through November 30, 2000. Such Purchase Money Notes are now extended with maturity dates ranging from July 2001 to December 2004. Extension fees of $831,194 were accrued and added to the Purchase Money Notes balance.

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

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                November 30, 2000
                                   (Unaudited)

During the nine months ended November 30, 2000 and 1999, the Partnership received cash flow distributions aggregating $43,500 and $182,415, respectively, of which $26,100 and $109,449 was used to pay interest on the Purchase Money Notes. In addition, the Partnership received a distribution of proceeds from the sales of three and one Local Partnerships aggregating $4,469,580 and $1,915,569 and proceeds from the sale of its Local Partnership Interest in zero and five Local Partnerships aggregating $0 and $2,828,103, respectively, of which $2,506,606 and $1,915,569 was used to pay principal on the Purchase Money Notes during the nine months ended November 30, 2000 and 1999, respectively.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                November 30, 2000
                                   (Unaudited)

Note 3 - Related Party Transactions

The costs incurred to related parties for the three and nine months ended November 30, 2000 and 1999 were as follows:

                           ========================     ========================
                              Three Months Ended            Nine Months Ended
                                  November 30,                 November 30,
                           ------------------------     ------------------------
                              2000          1999           2000           1999
                           ------------------------     ------------------------

Partnership manage-
  ment fees (a)            $  241,710    $  241,710     $  725,129    $  725,129
Expense reimburse-
  ment (b)                     29,346        31,877         77,724        88,498
Property manage-
  ment fees
  incurred to
  affiliates of
  the General
  Partners (c)                 20,013        32,188         81,769        70,386
Local administra-
  tive fee (d)                  5,000         5,000         14,000        16,000
                           ----------    ----------     ----------    ----------
Total general and
  administrative-
  General Partners            296,069       310,775        898,622       900,013
                           ----------    ----------     ----------    ----------
Property manage-
  ment fees
  incurred to
  affiliates of the
  Subsidiary
  Partnerships'
  general
  partners (c)                104,704       123,958        306,634       619,279
Subsidiary
  Partnerships'
  general partners
  incentive fee (e)                 0        (7,605)         7,605         3,165
                           ----------    ----------     ----------    ----------
Total general and
  administrative-
  related parties          $  400,773    $  427,128     $1,212,861    $1,522,457
                           ==========    ==========     ==========    ==========

(a) After all other expenses of the Partnership are paid, an annual Partnership management fee of up to .5% of invested assets is payable to the Partnership's General Partners and affiliates. Partnership management fees owed to the General Partners amounting to approximately $851,000 and $875,000 were accrued and unpaid as of November 30, 2000 and February 29, 2000, respectively. Without the General Partners' continued allowance of accrual without payment of certain fees

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                November 30, 2000
                                   (Unaudited)

and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued to allow the accrual without payment of these amounts but is under no obligation to continue to do so.

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

(c) Property management fees incurred by Local Partnerships to affiliates of the Local Partnerships amounted to $124,717 and $156,146 and $388,403 and $689,665 for the three and nine months ended November 30, 2000 and 1999, respectively. Of such fees $20,013 and $32,188 and $81,769 and $70,386, respectively, were incurred to a company which is also an affiliate of the General Partners.

(d) Cambridge/Related Housing Associates Limited Partnership, the special limited partner of each of the Subsidiary Partnerships, owning .01%, is entitled to receive a local administrative fee of up to $2,500 per year from each Subsidiary Partnership.

(e) The Partnership entered into an agreement with the local general partner of Parktowne Ltd. and Westwood Apartment Company Ltd., which provides for an annual incentive fee based on cash flow distributed from the respective properties. Such fee amounted to $0 and $(7,605) and $7,605 and $3,165 for the three and nine months ended November 30, 2000 and 1999, respectively.

Note 4 - Sale of Properties

General

The Partnership is currently in the process of winding up its operations and disposing of its investments. It is anticipated that this process will take a number of years. As of November 30, 2000, the Partnership has disposed of twenty-three of its forty-four original investments. Subsequently, on December 1, 2000, one additional Local Partnership was sold. Five additional investments are listed for sale and the Partnership

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               November 30, 2000
                                  (Unaudited)

anticipates that the fifteen remaining investments will be listed for sale by December 31, 2001. There may be no assurance as to when the Partnership will dispose of its last remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

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

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               November 30, 2000
                                  (Unaudited)

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

On November 8, 1999, the property and the related assets and liabilities of Bethany Glen Associates ("Bethany") were sold to an unaffiliated third party for $3,450,000 resulting in a gain in the amount of approximately $1,582,000. The Partnership used $2,494,000 of the net proceeds to settle the associated Purchase Money Note and accrued interest thereon which had a total outstanding balance of approximately $2,889,000, resulting in forgiveness of indebtedness income of $395,000.

On January 17, 2000, Rolling Meadows Apartments, Ltd. ("Rolling Meadows") entered into an agreement for the purchase and sale of real estate with an unaffiliated third party for a purchase price of $2,400,000. The sale is expected to occur in early 2001. No assurances can be given that the sale will actually occur.

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

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               November 30, 2000
                                  (Unaudited)

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

On September 14, 2000, the property and the related assets and liabilities of Westwood Apartments Company, Ltd. ("Westwood") were sold to an unaffiliated third party for $2,025,000, resulting in a loss of approximately $229,000. The Partnership advanced approximately $234,000 and along with the net sales proceeds used these funds to pay off the outstanding HUD mortgage. No proceeds were used to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $3,059,000, resulting in forgiveness of indebtedness income. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $4,993,000.

On September 14, 2000, the property and the related assets and liabilities of Parktowne Ltd. ("Parktowne") were sold to an unaffiliated third party for $2,500,000, resulting in a gain of approximately $380,000. The Partnership used approximately $839,000 of the net proceeds to settle the associated Purchase Money Note and accrued interest thereon, which had an outstanding balance of approximately $1,804,000, resulting in forgiveness of indebtedness income of approximately $965,000. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $2,819,000.

Note 5 - Commitments and Contingencies

The following disclosure includes changes and/or additions to disclosures regarding the Subsidiary Partnership which were included in the Partnership's Annual Report on Form 10-K for the period ended February 29, 2000.

a) Purchase Money Notes

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               November 30, 2000
                                  (Unaudited)

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

b) Legal Proceedings

The Partnership is the sole member of Cambridge Liquidating GP I, L.L.C., which is a 1% general partner in Cambridge Liquidating Trust II, a Massachusetts General Partnership ("CLT II"). The Partnership is the sole member of Cambridge Liquidating GP II, L.L.C., which is a 99% general partner in CLT II.

CLT II is a party to Cause No. 99-06802, pending in the 191st Judicial District Court of Dallas County, Texas; styled "CLT II v. Roar Company, a Texas Corporation, et al." CLT II has asserted claims against the alleged owners and holders, Roar Company and Liquidating Trusts for whom Roar Company purports to act as trustee, of Purchase Money Notes executed by the Partnership in 1983. CLT II seeks a declaratory judgment that maturity dates of the Purchase Money Notes were extended. CLT II also seeks an accounting that the Trustee for the alleged owners and holders of the Purchase Money Notes have failed to make distributions to CLT II and/or its predecessors. Discovery has begun but is not finished. CLT II intends to vigorously pursue its claims. Defendants have denied CLT II's claims. The time for amendment of pleadings has not yet expired.

Trial is scheduled for May 7, 2001. Mediation was conducted on December 7, 2000; but the case did not settle.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               November 30, 2000
                                  (Unaudited)

The Purchase Money Notes at issue in that lawsuit relate to the acquisition by the Partnership, in 1983, of a 98.99% limited partnership interest in the following partnership operating apartment projects in the indicated cities:

     PARTNERSHIP                                LOCATION
     -----------                                --------
     Blue Ridge Manor, Ltd.                     Grandview, MO
     Gateway East, Ltd.                         El Paso, TX
     Lafayette Square Apartments, Ltd.          Albuquerque, NM
     Logan Square Gardens Co.                   San Diego, CA
     Northwood Apartments, Ltd.                 Fort Worth, TX
     Oso Bay Apartments, Ltd.                   Corpus Christi, TX
     Tarleton Arms Apartments, Ltd.             Stephensville, TX
     Chaparral Apartments, II, Ltd.             Breckenridge, TX
     Rolling Meadows of Ardmore, Ltd.           Ardmore, OK
     Caddo Parish - Villas South, Ltd.          Caddo Parish, LA

Based on the foregoing, we can express no opinion on the likely outcome of the case.

Note 6 - Subsequent Event

On December 1, 2000, the property and the related assets and liabilities of Westgate Associates, Limited ("Westgate") were sold to an unaffiliated third party for $2,055,000, resulting in a loss of approximately $222,000. The Partnership used approximately $614,000 of the net proceeds to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $1,506,000, resulting in forgiveness of indebtedness income of approximately $892,000. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $2,350,000.

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

During the nine months ended November 30, 2000 and 1999, the Partnership received cash flow distributions aggregating $43,500 and $182,415, respectively, of which $26,100 and $109,449 was used to pay interest on the Purchase Money Notes. In addition, the Partnership received a distribution of proceeds from the sales of three and one Local Partnerships aggregating $4,469,580 and $1,915,569 and proceeds from the sale of its Local Partnership Interest in zero and five Local Partnerships aggregating $0 and $2,828,103, respectively, of which $2,506,606 and $1,915,569 was used to pay principal on the Purchase Money Notes during the nine months ended November 30, 2000 and 1999, respectively.

During the nine months ended November 30, 2000, cash and cash equivalents of the Partnership and its twenty-one consolidated Local Partnerships decreased approximately ($979,000). This decrease was due to cash used by operating activities ($500,000) principal payments of mortgage notes payable ($5,807,000), an increase in mortgage escrow deposits ($239,000), distributions paid to partners ($1,004,000), payments to selling partners ($1,694,000), acquisitions of property and equipment ($243,000) and principal payments of Purchase Money Notes payable ($839,000) which exceeded proceeds from the sale of properties ($8,969,000), an increase in Purchase Money Note extension fees payable ($311,000) and an increase in capitalization of consolidated subsidiaries attributable to minority interest ($68,000). Included in the adjustments to reconcile the net income to cash used in operating activities is gain on sale of properties ($2,701,000), forgiveness of indebtedness income ($7,570,000) and depreciation ($1,217,000).

The Partnership has a working capital reserve of approximately $1,593,000 at November 30, 2000. The working capital reserve is temporarily invested in money market accounts which can be easily liquidated to meet obligations as they arise. The General Partners believe that the Partnership's reserves, net proceeds from future sales and future cash flow distributions will be adequate for its operating needs and plan to continue investing available reserves in short term investments. In March 2000 and 1999, a distribution of approximately

$994,000 and $2,000,000 and $10,000 and $20,000 was paid to the limited partners and General Partners, respectively, from net proceeds from the sale of properties. None of the total distributions of approximately $1,004,000 and $2,020,000 for the nine months ended November 30, 2000 and 1999, was deemed to be a return of capital in accordance with GAAP.

Partnership management fees owed to the General Partners amounting to approximately $851,000 and $875,000 were accrued and unpaid as of November 30, 2000 and February 29, 2000, respectively. Without the General Partners' continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued to allow the accrual without payment of these amounts but is under no obligation to continue to do so.

The Local Partnerships which receive government assistance are subject to low-income use restrictions which limit the owners' ability to sell or refinance the properties. In order to maintain the existing inventory of affordable housing, Congress passed a series of related acts including the Emergency Low Income Preservation Act of 1987, the Low-Income Housing Preservation and Resident Homeownership Act of 1990 (together the "Preservation Acts") and the Housing Opportunity Program Extension Act of 1996 (the "1996 Act"). In exchange for maintaining the aforementioned use restrictions, the Preservation Acts provide financial incentives for owners of government assisted properties. The 1996 Act provides financial assistance by funding the sale of such properties to not-for-profit owners and also restores the owners ability to prepay their U.S. Department of Housing and Urban Development ("HUD") mortgage and convert the property to condominiums or market-rate rental housing. Local general partners have filed for incentives under the Preservation Acts or the 1996 Act for the following local partnerships: San Diego - Logan Square Gardens Company, Albuquerque - Lafayette Square Apts. Ltd., Westgate Associates Limited, Riverside Gardens Limited Partnership, Pacific Palms, Canton Commons Associates, Rosewood Manor Associates, Bethany Glen Associates and South Munjoy Associates, Limited. The South Munjoy Associates, Limited property and the Riverside Gardens Limited Partnership were sold on September 9, 1997 and April 27, 1998, respectively. The Bethany Glen Associates property was sold on November 8, 1999. The Canton Commons Associates and Rosewood Manor Associates, limited partnership interests were sold on June 18, 1999. The Pacific Palms property was sold on April 28, 2000. The Westgate Associates Limited Partnership was sold on December 1, 2000. The local general partners of the other properties are either negotiating purchase and sale contracts or exploring their alternatives under the 1996 Act.

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

Results of Operations

The results of operations of the Partnership, as well as the Local Partnerships, remained fairly consistent during the three and nine months ended November 30, 2000 and 1999, excluding Bethany Glen Associates, Pacific Palms, Westwood and Parktowne, which sold their properties, and Warren Manor Apartments Limited Partnership, Golf Manor Limited Partnership, Warren Woods Apartments L.P., Canton Commons Apartments Limited Partnership and Rosewood Manor Apartments Limited Partnership, in which the Partnership's interest was sold (collectively the "Sold Assets"), and administrative and management and repairs and maintenance. Contributing to the relatively stable operations at the Local Partnerships is the fact that a large portion of the Local Partnerships are operating under government assistance programs which provide for rental subsidies and/or reductions of mortgage interest payments under HUD Section 8 and Section 236 programs.

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

Rental income decreased approximately 7% and 27% for the three and nine months ended November 30, 2000, respectively, as compared to 1999. Excluding the Sold Assets, rental income increased approximately 5% for both the three and nine months ended November 30, 2000, respectively, as compared to 1999, primarily due to rental rate increases and decreases in vacancies at several Local Partnerships.

Other income decreased approximately $7,000 and $103,000 for the three and nine months ended November 30, 2000, respectively, as compared to 1999. Excluding the Sold Assets, such income increased approximately $7,000 and $30,000 for the three and nine months ended November 30, 2000, primarily due to a sales extension fee paid to one Local Partnership by the potential buyer.

Total expenses, excluding the Sold Assets, administrative and management and repairs and maintenance remained fairly consistent with decreases of approximately 3% and 2% for the three and nine months ended November 30, 2000, respectively, as compared to 1999.

Administrative and management decreased approximately 26% for the nine months ended November 30, 2000, respectively, as compared to 1999. Excluding the Sold Assets, administrative and management decreased approximately 13% primarily due to a decrease in legal fees incurred by the Partnership and a decrease in the amortization of the Purchase Money Note extension fees.

Repairs and maintenance increased (decreased) approximately 4% and (28%) for the three and nine months ended November 3, 2000, respectively, as compared to 1999. Excluding the Sold Assets, repairs and maintenance increased approximately 24% and 8% primarily due to the receipt of insurance proceeds from hurricane damage offset against the expense at one Local Partnership in 1999 and painting, carpet repairs and new appliances at a second Local Partnership in 2000.

Administrative and management-related parties, operating, taxes and insurance, interest and depreciation expense decreased approximately ($26,000) and ($310,000), ($107,000) and ($612,000), ($30,000) and ($581,000), ($196,000) and
($999,000), ($14,000) and ($945,000), respectively, for the three and nine months ended November 30, 2000, respectively, as compared to 1999, primarily due to decreases relating to the Sold Assets. Excluding the Sold Assets, administrative and management-related parties, operating, taxes and insurance, and interest increased (decreased) approximately $3,000 and $30,000, ($42,000) and

($31,000), $4,000 and $32,000, ($35,000) and ($165,000), respectively, for the three and nine months ended November 30, 2000 as compared to 1999. Excluding the Sold Assets, Rolling Meadows Apartments, Ltd., Westgate Associates, Limited and Wingate Associates, Limited for depreciation only, depreciation expense remained fairly consistent with a decrease of approximately $14,000 and $30,000 for the three and nine months ended November 30, 2000 as compared to 1999. Rolling Meadows Apartments, Ltd., Westgate Associates, Limited and Wingate Associates, Limited are not depreciated during the period because they are classified as assets held for sale. Subsequently on December 1, 2000, Westgate Associates, Limited was sold (see Note 6).

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

                           CAMBRIDGE + RELATED HOUSING
                         PROPERTIES LIMITED PARTNERSHIP
                                  (Registrant)

                                        By: GOVERNMENT ASSISTED PROPERTIES,
                                            INC., a General Partner


Date: December 20, 2000

                                        By: /s/ Alan P. Hirmes
                                           -------------------------------------
                                           Alan P. Hirmes,
                                           President and Principal
                                           Executive and Financial Officer

Date: December 20, 2000

                                        By: /s/ Glenn F. Hopps
                                           -------------------------------------
                                           Glenn F. Hopps,
                                           Treasurer and
                                           Principal Accounting Officer


                                        By: RELATED HOUSING PROGRAMS
                                            CORPORATION, a General Partner

Date: December 20, 2000

                                        By: /s/ Alan P. Hirmes
                                           -------------------------------------
                                           Alan P. Hirmes,
                                           President and Principal
                                           Executive Financial Officer

Date: December 20, 2000

                                        By: /s/ Glenn F. Hopps
                                           -------------------------------------
                                           Glenn F. Hopps,
                                           Treasurer and
                                           Principal Accounting Officer