Form 10-K
period 2001-02-28
CAMBRIDGE RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
filed 2001-05-23
CIK 718915

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

   X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2001
                                       OR

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                       DOCUMENTS INCORPORATED BY REFERENCE
       None
Page 1 of 148

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

The Partnership completed its initial public offering (the "Offering") on May 4, 1984. Pursuant to the Offering, the Partnership issued 5,019 Initial Limited Partnership Interests in 1984 and 5,019 Additional Limited Partnership Interests in 1985, resulting in $50,190,000 in Gross Proceeds and $36,638,700 of net proceeds available for investment and reserves. The Partnership is currently in the process of winding up its operations and disposing of its investments. It is anticipated that this process will take a number of years. See "Sales of Underlying Properties/Local Partnership Interests" below. As of February 28, 2001, the Partnership has disposed of twenty-five of its forty-four original investments.

Investment Objectives/Government Incentives
-------------------------------------------

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

The Partnership is in the process of winding down its operations as it continues to sell its assets;. therefore investment objectives (1), (2) and (4) are no longer applicable. The Partnership has to date distributed approximately $6,683,000 from sales transactions and expects to continue to make distributions from excess sales proceeds, although such aggregate distributions are not currently anticipated to equal the original investment. The Partnership will no longer be generating passive losses due to the sale of properties. However, passive losses previously allocated (to the extent unused by a limited partner) are available to offset the income expected to be generated from the sales effort.

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

Investments
-----------

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

The Partnership purchased the Local Partnership Interests for a purchase price consisting in each case of a cash down payment, a deferred cash payment due in April of the following year and a Purchase Money Note (as defined below), secured in each case by the Local Partnership Interest for which it was given in payment. The cash payments were made in part as the purchase price of the Local Partnership Interests and in part as capital contributions to the Local Partnerships. Such contributions were generally used by the Local Partnership to pay partnership management fees to the Local General Partners and fees to the Local General Partners for guaranteeing the funding of operating deficits (generally for a period of three to five years and subject to a maximum amount).

Purchase Money Notes
--------------------

Nonrecourse purchase money notes (the "Purchase Money Notes") were issued to the selling partners of the Subsidiary Partnerships as part of the purchase price, and are secured only by the Partnership's interest in the Subsidiary Partnership to which the Purchase Money Note relates.

The Purchase Money Notes, which provide for simple interest, will not be in default if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding Subsidiary Partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. As of February 28, 2001, the maturity dates of the Purchase Money Notes associated with the remaining properties owned by the Subsidiary Partnerships were extended for three to five years (see below). Any interest not paid currently accrues, without further interest thereon, through the extended due date of each of the Purchase Money Notes, respectively. Continued accrual of such interest without payment would impact the effective rate of the Purchase Money Notes, specifically by reducing the current effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the Purchase Money Notes. Unpaid interest of $30,335,470 and $36,560,820 at February 28, 2001 and February 29, 2000, respectively, has been accrued and is included in the caption due to selling partners. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds from the sale or refinancing of the Apartment Complex, or in some cases the Local Partnership Interest to which the Purchase Money Note relates.

The Partnership was permitted to extend the term of the Purchase Money Notes for up to five additional years. In connection with such extensions, the Partnership incurred an extension fee of 1/2% per annum of the outstanding principal balance of the Purchase Money Notes. The Partnership sent an extension notice to each Purchase Money Note holder that pursuant to the Purchase Money Note, it was extending the maturity. However in certain cases, the Partnership did not pay the extension fee at that time, deferring such payment to the future. Extension fees in the amount of $885,320 were incurred by the Partnership through February 28, 2001. All Purchase Money Notes are now extended with maturity dates ranging from July 2001 to December 2004. Extension fees of $404,817 were accrued and added to the Purchase Money Notes balance.

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

Government Programs and Regulations
-----------------------------------

The General Partners will carefully analyze the opportunities available upon the expiration of the properties' U.S. Department of Housing and Urban Development ("HUD") contracts, as well as the tax consequences of each option to investors. Prior to expiration of the properties' HUD contracts, and based on the historical operating results and current economic conditions including changes in tax laws, it is uncertain whether there would be a return to the investors upon the sale of the applicable properties in the Partnership's portfolio.

The Local Partnerships that receive government assistance are subject to low-income use restrictions which limited the owners' ability to sell or refinance the properties. In order to maintain the existing inventory of affordable housing, Congress passed a series of related acts including the Emergency Low Income Preservation Act of 1987, the Low-Income Housing Preservation and Resident Homeownership Act of 1990 (together the "Preservation Acts") and the Housing Opportunity Program Extension Act of 1996 (the "1996 Act"). In exchange for maintaining the aforementioned use restrictions, the Preservation Acts provided financial incentives for owners of government assisted properties. The 1996 Act provided financial assistance by funding the sale of such properties to not-for-profit owners and also restores the owners ability to prepay their HUD mortgage and convert the property to condominiums or market-rate rental housing. Local general partners had filed for incentives under the Preservation Acts or the 1996 Act for the following local partnerships: San Diego - Logan Square Gardens Company, Albuquerque - Lafayette Square Apts. Ltd., Westgate Associates Limited, Riverside Gardens, a Limited Partnership, Pacific Palms, a Limited Partnership, Canton Commons Associates, Rosewood Manor Associates, Bethany Glen Associates and South Munjoy Associates, Limited. As of February 28, 2001, all of these Local Partnerships were sold except for Logan Square and Lafayette Square. The Preservation Acts have subsequently been repealed or revoked. The local general partner of the Logan Square and Lafayette Square properties is currently negotiating purchase and sale contracts.

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

Sales of Underlying Properties/Local Partnership Interests
----------------------------------------------------------

General
-------

The Partnership is currently in the process of winding up its operations and disposing of its investments. It is anticipated that this process will take a number of years. As of February 28, 2001, the Partnership has disposed of twenty-five of its forty-four original investments. Five additional investments are listed for sale and the General Partner anticipates that the fourteen remaining investments will be listed for sale by December 31, 2002. There can be no assurance as to when the Partnership will dispose of its last remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions including changes in tax laws, it is unlikely that the proceeds from such sales will be sufficient to return the limited partners, original investment.

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

Information Regarding Disposition
---------------------------------

On April 21, 1998, the Partnership's limited partnership interest and related Purchase Money Note and interest thereon in Oklahoma City - Town and Country Village Apartments, Ltd. ("Town and Country") were assigned to the local general partner effective January 15, 1998, resulting in a gain of approximately $11,970,000.

On April 27, 1998, the property and the related assets and liabilities of Riverside Gardens Limited Partnership ("Riverside") and Cudahy Gardens Limited Partnership ("Cudahy") were sold to a third party for approximately $1,834,000 and $232,000, respectively, resulting in losses of approximately $432,000 and $148,000, respectively, plus the assumption of the related mortgage notes. The Partnership used approximately $451,000 and $56,000, respectively, of the net proceeds to settle the associated Purchase Money Note and accrued interest thereon which had total outstanding balances of approximately $5,402,000 and $2,672,000, respectively, resulting in forgiveness of indebtedness income of approximately $4,951,000 and $2,616,000, respectively.

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

On January 17, 2000, Rolling Meadows Apartments, Ltd. ("Rolling Meadows") entered into an agreement for the purchase and sale of real estate with an unaffiliated third party for a purchase price of $2,400,000. This contract was terminated on April 30, 2001. Rolling Meadows entered into a new agreement for the purchase and sale of real estate to a different unaffiliated third party purchaser for a purchase price of $2,350,000. The sale is expected to occur in August 2001. No assurances can be given that the sale will actually occur.

On April 28, 2000, the property and the related assets and liabilities of Pacific Palms were sold to a third party for approximately $4,900,000, resulting in a gain of approximately $2,554,000. The Partnership used approximately $1,668,000 of the net proceeds to settle the associated Purchase Money Notes and accrued interest thereon which had a total outstanding balance of approximately $5,214,000, resulting in forgiveness of indebtedness of approximately $3,546,000. The Partnership netted approximately $1,940,000 of cash which was placed into working capital to pay Partnership expenses.

On September 14, 2000, the property and the related assets and liabilities of Westwood Apartments Company, Ltd. ("Westwood") were sold to an unaffiliated third party for $2,025,000, resulting in a loss of approximately $356,000. No proceeds were used to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $3,059,000, resulting in forgiveness of indebtedness income.

On September 14, 2000, the property and the related assets and liabilities of Parktowne Ltd. ("Parktowne") were sold to an unaffiliated third party for $2,500,000, resulting in a gain of approximately $476,000. The Partnership used approximately $844,000 of the net proceeds to settle the associated Purchase Money Note and accrued interest thereon, which had an outstanding balance of approximately $1,804,000, resulting in forgiveness of indebtedness income of approximately $960,000.

On December 1, 2000, the property and the related assets and liabilities of Westgate Associates, Limited ("Westgate") were sold to an unaffiliated third party for $2,055,000, resulting in a loss of approximately $164,000. The Partnership used approximately $601,000 of the net proceeds to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $1,516,000, resulting in forgiveness of indebtedness income of approximately $915,000.

On December 20, 2000, the property and the related assets and liabilities of New Jersey, Ltd. ("New Jersey") were sold to an unaffiliated third party for $2,049,600 resulting in a gain of approximately $65,000. The Partnership used approximately $500,000 of the net proceeds to settle the associated Purchase Money Note and accrued interest thereon, which had an outstanding balance of approximately $2,369,000 resulting in forgiveness of indebtedness income of approximately $1,869,000.

On December 26, 2000, Buena Vista Manor Apartments, Ltd. ("Buena Vista") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $4,500,000. This contract was subsequently terminated.

Operating Funds
---------------

The expenditures required for operating the business of the Partnership are met out of the cash flow distributions from Local Partnerships. Accordingly, the Partnership believes that it will not be necessary to raise additional funds to meet the expenditures of operating its business. However, during the course of operations of the various Local Partnerships it may become necessary, from time to time, to use either their own assets or the Partnership's assets as security for loans to provide additional working capital.

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

Item 2.  Properties.

As of February 28, 2001, the Partnership holds a 98.99% limited partnership interest in each of nineteen Local Partnerships, which own nineteen residential Apartment Complexes receiving Government Assistance. During the fiscal year ended February 28, 2001, the property and the related assets and liabilities owned by five Local Partnerships were sold to third parties. Through the fiscal year ended February 28, 2001, the properties and the related assets and liabilities owned by thirteen Local Partnerships were sold to third parties and the Partnership's Local Partnership Interest in twelve other Local Partnerships were sold to the Local Partnership's general partners, respectively. Set forth below is a schedule of these Local Partnerships, including certain information concerning the Apartment Complexes (the "Local Partnership Schedule"). See
Schedule III to the financial statements included herein for additional information, including encumbrances, pertaining to the Apartment Complexes.

                           Local Partnership Schedule
                           --------------------------

                                         Government
                               Year      Assistance            Percentage of Units
Name and Location of Property  Com-          HUD             Occupied at December 31,
(Number of Units) (b)          pleted   Programs (a)       2000  1999   1998  1997 1996
---------------------          ------   ------------       ----  ----   ----  ---- ----

Caddo Parish-Villas South, Ltd. 1972    Sec.221(d)(4)    86%    86%    86%   86%    86%
  Shreveport, Louisiana (172)

Oklahoma City-Town and          1973    Sec.207          (j)    (j)    (j)    67%    57%
  Country Village
  Apartments, Ltd.
  Oklahoma City, Oklahoma (201)

Rolling Meadows of
  Chickasha, Ltd.               1972    Sec.236          (f)    (f)    (f)   (f)    (f)
  Chickasha, Oklahoma (112)

New Jersey, Ltd.                1977    Sec.221(d)(4)     (n)    83%    96%   98%    93%
  Mobile, Alabama (112)

Zeigler Boulevard, Ltd.         1981    Sec.221(d)(4)     76%    85%   100%   99%    88%
  Mobile, Alabama (112)

Eastwyck III, Ltd.              1979    Sec.221(d)(4)     100%   98%    96%   96%    98%
  Mobile, Alabama (48)

Breckenridge-Chaparral
  Apartments II, Ltd.           1973    Sec.236           87%   (k)     94%   98%    98%
  Breckenridge, Texas (88)

Country, Ltd.                   1978    Sec.221(d)(4)     (i)   (i)    (i)    94%    92%
  Ridgeland, Mississippi (112)(c)

Westwood Apartments
  Company, Ltd.                 1978    Sec.221(d)(4)     (n)    57%    45%   68%    86%
  Montgomery, Alabama (176)

Parktowne, Ltd.                 1978    Sec.221(d)(4)     (n)    93%    97%   97%    89%
  Montgomery, Alabama (144)

Corpus Christi-Oso Bay
  Apartments, Ltd.              1973    Sec.236           95%   (k)     99%  100%    98%
  Corpus Christi, Texas (104)

Northbrook III, Ltd.            1981    Sec.221(d)(4)     (i)   (i)    (i)    85%    94%
  Jackson, Mississippi (68)(c)          Sec.8

Bethany Glen Associates         1971    Sec.221(d)(3)     (l)   (l)     95%   97%    99%
  Glendale, Arizona (150)               Sec.8

Albuquerque-Lafayette
  Square Apts., Ltd.            1973    Sec.236           99%   (k)     99%   99%    99%
  Albuquerque, New Mexico (188)

Roper Mountain Apartments       1979    Sec.221(d)(4)     (e)   (e)    (e)   (e)    (e)
  Greenville, South Carolina (152)

Warren Manor Apartments
  Limited Partnership
  Warren, Michigan
    Warren Manor I (344)        1968    Sec.221(d)(4)     (m)   (m)     95%   97%    94%
    Warren Manor II (136)       1970    Sec.221(d)(4)     (m)   (m)     95%   96%    93%

Golf Manor Apartments           1970    Sec.221(d)(4)     (m)   (m)     98%   96%    95%
  Limited Partnership
  Roseville, Michigan (128)

Warren Woods Apartments         1971    Sec.221(d)(4)     (m)   (m)     99%   96%    98%
  Limited Partnership
  Warren, Michigan (192)

Canton Commons Apartments       1973    Sec.221(d)(4)     (m)   (m)     96%   96%    98%
  Canton, Michigan (452)                Sec.236
                                      Sec.8

Los Caballeros Apartments       1976    Sec.236          (h)    (h)    (h)   (h)     88%
  Thornton, Colorado (144) (d)

Rosewood Manor Apartments       1972    Sec.236          (m)    (m)     99%   96%    99%
  Rosewood, Michigan (207)              Sec.8

Grosvenor South Apartments      1969    Sec.221(d)(3)     (h)   (h)    (h)   (h)     98%
  Limited Partnership
  Taylor, Michigan (182)

Grosvenor South Apartments      1969    Sec.221(d)(4)     (h)   (h)    (h)   (h)     98%
  #2 Limited Partnership
  Taylor, Michigan (54)

Clinton Plaza Apartments        1969    Sec.221(d)(3)     (h)   (h)    (h)   (h)     99%
  Limited Partnership
  Clinton, Michigan (168)

Clinton Plaza Apartments        1970    Sec.221(d)(3)     (h)   (h)    (h)   (h)     99%
  #2 Limited Partnership
  Clinton, Michigan (192)

Oakland-Keller Plaza            1972    Sec.236          (e)    (e)    (e)   (e)    (e)
  Oakland, California (200)             Sec.8

San Diego-Logan Square
  Gardens Company               1970    Sec.236           98%   (k)     98%  100%   100%
  San Diego, California (170)           Sec.8

Grandview-Blue Ridge Manor, Ltd. 1972    Sec.236          95%   (k)    93%    74%    91%
  Grandview, Missouri (80)

Ardmore-Rolling Meadows
  of Ardmore, Ltd.              1974    Sec.236          100%   (k)     98%   91%    98%
  Ardmore, Oklahoma (101)

El Paso-Gateway East, Ltd.      1972    Sec.236           99%   (k)     96%  100%   100%
  El Paso, Texas (104)                  Sec.8

Fort Worth-Northwood
  Apartments, Ltd.              1972    Sec.236           99%   (k)     92%   97%    98%
  Fort Worth, Texas (100)

Stephenville-Tarleton Arms
  Apartments, Ltd.              1972    Sec.236           95%   (k)     95%   94%    97%
  Stephenville, Texas (128)             Sec.8

Cudahy Gardens,
  a Limited Partnership         1971    Sec.236          (i)    (i)    (i)    98%   100%
  Cudahy, California (100)              Sec.8

Pacific Palms,
  a Limited Partnership         1972    Sec.236          (n)     90%    98%   95%    92%
  Palm Springs, California (139)

Riverside Gardens,
  a Limited Partnership         1971    Sec.236          (i)    (i)    (i)    99%    94%
  Riverside, California (192)

Bay Village Company             1971    Sec.236           99%    99%    95%   96%    98%
  Fall River, Massachusetts (206)       Sec.8

Buena Vista Manor
  Apartments, Ltd.              1969    Sec.221(d)(3)      98%    98%   100%   96%    98%
  Nashville, Tennessee (200)            Sec.8

Rolling Meadows
  Apartments, Ltd.              1971    Sec.236            94%    98%    96%   99%    99%
  Midwest City, Oklahoma (200)          Sec.8

Westgate Associates, Limited    1971    Sec.236          (n)     93%    89%   98%    98%
  Brattleboro, Vermont (100)            Sec.8

Wingate Associates Limited      1972    Sec.236           99%    98%    97%   98%    98%
  Laconia, New Hampshire (100)          Sec.8

South Munjoy
  Associates, Limited           1966    Sec.221(d)(3)     (g)   (g)    (g)   (g)     91%
  Portland, Maine (140)

Cedar Hill Apartments, Ltd.     1973    Sec.236            97%   100%    93%   97%    97%(b)
  Monticello, Arkansas (60)

Char-Mur Apartments, Ltd.       1973    Sec.236           46%    77%    58%   71%    88%
  Trumann, Arkansas (48)

Crossett Apartments, Ltd.       1973    Sec.236          100%   100%    98%  100%   100%
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

2) Many of the tenants in HUD insured projects receive some form of rental assistance payments, primarily through the Section 8 Housing Assistance Payments Program (the "Section 8 Program"). Apartment Complexes not receiving assistance through the Section 8 Program ("Section 8 Payments") will generally have limitations on the amounts of rent which may be charged. One requirement imposed by HUD regulations effective for apartment complexes initially approved for
Section 8 payments on or after November 5, 1979, is to limit the amount of the owner's annual cash distributions from operations to 10% of the owner's equity investment in an Apartment Complex if the apartment complex is intended for occupancy by families, and to 6% of the owner's equity investment in an Apartment Complex intended for occupancy by elderly persons. The owner's equity investment in the apartment complex is 10% of the project's replacement cost as determined by HUD. HUD released the American Community Partnerships Act (the "ACPA"). The ACPA is HUD's blueprint for providing for the nation's housing needs in an era of static or decreasing budget authority. Two key proposals in the ACPA that could affect the Local Partnerships are: (i) a discontinuation of project-based Section 8 subsidy payments and (ii) an attendant reduction in debt on properties that were supported by the Section 8 payments. The ACPA calls for a transition during which the project-based Section 8 would be converted to a tenant-based voucher system. Any FHA insured debt would then be "marked-to-market", that is revalued in light of the reduced income stream, if any.

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

(n) The property and the related assets and liabilities were sold during the fiscal year ended February 28, 2001 (see Note 10 in Item 8. Financial Statements and Supplemental Data).

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

On February 28, 2001, CLT II was a party to Cause No. 99-06802, pending in the 191st Judicial District Court of Dallas County, Texas; styled "CLT II v. Roar Company, a Texas Corporation, et al." CLT II asserted claims against the alleged owners and holders, Roar Company and liquidating trusts for whom Roar Company purports to act as trustee, of Purchase Money Notes executed by the Partnership in 1983. CLT II sought a declaratory judgment that maturity dates of the Purchase Money Notes were extended. CLT II also sought an accounting that the trustee for the alleged owners and holders of the Purchase Money Notes failed to make distributions to CLT II and/or its predecessors. Discovery was begun but not finished. Defendants denied CLT II's claims.

Trial was scheduled for May 7, 2001. Mediation was conducted on December 7, 2000; but the case did not settle.

The Purchase Money Notes at issue in that lawsuit relate to the acquisition by the Partnership, in 1983, of a 98.99% limited partnership interest in the following partnership operating apartment projects in the indicated cities:

     PARTNERSHIP                      LOCATION
     -----------                      --------
     Blue Ridge Manor, Ltd.           Grandview, MO
     Gateway East, Ltd.               El Paso, TX
     Lafayette Square Apartments, Ltd.      Albuquerque, NM
     Logan Square Gardens Co.         San Diego, CA
     Northwood Apartments, Ltd.       Fort Worth, TX
     Oso Bay Apartments, Ltd.         Corpus Christi, TX
     Tarleton Arms Apartments, Ltd.   Stephensville, TX
     Chaparral Apartments, II, Ltd.   Breckenridge, TX
     Rolling Meadows of Ardmore, Ltd. Ardmore, OK
     Caddo Parish - Villas South, Ltd.Caddo Parish, LA

On April 19, 2001, Cause No. 06802, "CLT, II v. Roar Company, et al." was dismissed without prejudice.

On or about July 24, 2000, three limited partnerships controlled by the Purchase Money Note holder commenced litigation in the Circuit Court of Jefferson County, Alabama against the Partnership, captioned as follows: Mobile Eastwyck III Apartments, Ltd. v. Shearson + Related Housing Properties Limited Partnership et al., CV-00-4431, Mobile Apartments, Ltd. v. Shearson + Related Housing Properties Limited Partnership et al., CV-00-4432, and Zeigler Partners Ltd. v. Shearson + Related Housing Properties Limited Partnership et al., CV-00-4433 (collectively, the "Litigations"). The Litigation commenced by Mobile Apartments, Ltd. has been voluntarily dismissed by the plaintiff in favor of an interpleader action described below.

The plaintiffs in each of the Litigations sold their interests in certain limited partnerships to the Partnership. The interests that were sold to the Partnership consisted of limited partnerships that own low-income housing properties located in Mobile, Alabama (the "Alabama Limited Partnerships"). The Complaints allege that, as payment for a portion of the purchase price of the Partnership's acquired interest in the Alabama Limited Partnerships, the plaintiffs took a Purchase Money Note from the Partnership, and the Partnership pledged its right, title and interest in the Alabama Limited Partnerships as security for the Purchase Money Notes. The Complaints allege that the Partnership has defaulted in its obligations under the Purchase Money Notes, and that the plaintiffs are entitled to sell the Partnership's interests in the Alabama Limited Partnerships and the underlying property to pay off the Purchase Money Notes.

The Partnership has vigorously contested the Litigations, claiming that, among other things, the Purchase Money Notes are not in default, that the Purchase Money Note holder has breached his fiduciary duty to the Partnership as general partner of the Alabama Limited Partnership, and that the Purchase Money Note holder assigned 25% of the Purchase Money Notes to third parties who are not joined in the Litigations. While the Partnership intends to continue to contest the Litigations, because the Litigations are in their earliest stages and no discovery has taken place, we are unable at this time to evaluate the likelihood of an unfavorable outcome or whether the resulting liability, if any, would have a material adverse effect on the financial condition of the Partnership.

In or about March 2001, Wallace, Jordan, Ratliff, and Brandt, L.L.C. ("Wallace Jordan"), as Escrow Agents, commenced an interpleader action in the Circuit Court of Jefferson County, Alabama entitled Wallace, Jordan, Ratliff, and Brandt, LLC v. Shearson + Related Housing Properties Limited Partnership et al., CV -01-001155 (the "Interpleader Action"). The Interpleader Action seeks to resolve competing claims to $125,000 which is held in escrow by Wallace Jordan following the sale of the property known as Southbay, which was owned by the Local Partnership known as New Jersey, Ltd. The Partnership does not expect to have any liability as a result of the Interpleader Action because the action seeks only to resolve the claims of $125,000 paid into Court; however, because the Interpleader Action is in its earliest stages and no discovery has taken place, management is unable at this time to evaluate the likelihood of an unfavorable outcome or whether such an outcome would have a material adverse effect on the financial condition of the Partnership.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fiscal year covered by this report through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Registrant's Limited Partnership Interests and Related Security Holder Matters.

At February 28, 2001, the Partnership had issued and outstanding 10,038 Limited Partnership Interests, of which 5,019 are Initial Limited Partnership Interests and 5,019 are Additional Limited Partnership Interests, each representing a $5,000 capital contribution per unit to the Partnership, for aggregate gross proceeds of $50,190,000. Additional Limited Partnership Interests are the Limited Partnership Interests acquired upon the exercise of warrants or sold by the Partnership upon the non-exercise of the warrants. The warrants are rights granted pursuant to the Partnership Agreement as part of the purchase of an Initial Limited Partnership Interest. No further issuance of Initial Limited Partnership Interests or Additional Limited Partnership Interests is anticipated and all warrants have expired. As of February 28, 2001, the Partnership had 4,356 registered holders of Limited Partnership Interests.

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

In March 2001 and 2000, distributions of approximately $511,000 and $994,000 and $5,000 and $10,000 were paid to the limited partners and General Partners, respectively, from net proceeds from the sale of properties (see Item 7. below). Of the total distributions of approximately $516,000 and $1,004,000 for the years ended February 28, 2001 and February 29, 2000, there was no return of capital determined in accordance with U.S. generally accepted accounting principles. As of March 2001, the aggregate amount of the distribution made since the commencement of the offering representing a return of capital, in accordance with generally accepted accounting principles, totaled approximately $0. There are no material restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement. However, the Partnership has invested in Local Partnerships owning Apartment Complexes which receive Government Assistance under programs which in many instances restrict the cash return available to owners. See Item 8, Note 11(i). The Partnership does not anticipate providing cash distributions to its Limited Partners in circumstances other than refinancing or sale.

Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Partnership. Additional financial information is set forth in the audited financial statements in Item 8 hereof.


                                                Year Ended
                                                ----------
                        February      February    February    February     February
                        28,           29,         28,         28,          28,
OPERATIONS              2001          2000        1999         1998       1997
----------              ----          ----        ----         ----       ----

Revenues               $16,831,588    $14,075,165  $35,823,217  $24,780,246  $37,586,529
Operating expenses
                        17,101,952    22,632,634  31,032,957  36,942,698   44,453,062
                        ----------    ----------  ----------  ----------   ----------
(Loss) income before      (270,364)   (8,557,469)  4,790,260  (12,162,452) (6,866,533)
  minority interest
  and extra-ordinary
  item
Minority interest in
  income of                 (2,300)       (1,430)   (424,099)   (102,344)     (18,466)
  subsidiaries              ------        ------    --------    --------      -------
(Loss) gain before        (272,664)   (8,558,899)  4,366,161  (12,264,796) (6,884,999)
  extra-ordinary item
Extraordinary
  item-forgiveness     $10,348,388   $26,725,364  $7,583,482 $21,447,564   $5,069,484
  of indebtedness       ----------    ----------   ---------  ----------    ---------
Net income (loss)    $10,075,724   $18,166,465 $11,949,643  $9,182,768  $(1,815,515)
                     ===========   =========== ===========  ==========  ===========
(Loss) gain before
  extra-ordinary      $        (27)   $     (844)   $    431  $   (1,209)     $  (679)
  item per limited
  partnership unit
Extraordinary item
  per limited                1,020         2,636         748       2,115          500
  partnership unit           -----         -----         ---       -----          ---
  partnership unit
Net gain (loss) per
  limited                 $    993    $    1,792   $   1,179     $   906     $   (179)
  partnership unit         =======       =======      ======      ======        =====



                                                 Year Ended
                                                 ----------
                         February      February    February    February     February
FINANCIAL POSITION       28,           29,         28,         28,          28,
                         2001          2000        1999         1998       1997
                         ----          ----        ----         ----       ----
Total assets           $37,735,134   $49,506,785 $74,790,559   $90,771,154   $110,362,021
                       ===========   =========== ===========   ===========   ============

Long-term obligations   $72,474,005   $93,199,151 $134,392,143 $156,769,256 $184,080,536
                        ===========   =========== ============ ============ ============

Total liabilities      $77,233,742   $98,569,533   $141,014,105 $166,092,977 $193,616,657
                       ===========   ===========   ============ ============ ============

Minority interest       $  33,648     $   28,932  $   30,399  $  167,391   $   80,374
                        =========     ==========  ==========  ==========   ==========

During the years ended February 28, 1997, 1998, 1999, February 29, 2000, and February 28, 2001 total assets decreased primarily due to the sale of properties (see Item 8., Note 10), depreciation and a loss for the impairment of assets, partially offset by an increase in cash and cash equivalents resulting from net proceeds from the sales and net additions to property and equipment. Long-term obligations and total liabilities decreased for the years ended February 28, 1996, 1997, 1998, 1999, February 29, 2000, and February 28, 2001 primarily due to the repayment of and forgiveness of indebtedness on Purchase Money Notes, mortgage notes payable and amounts due to selling partners as a result of the sale of underlying properties, partially offset by accruals of interest on Purchase Money Notes.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Liquidity and Capital Resources
-------------------------------

General
-------

The Partnership's primary sources of funds are (i) cash distributions from operations and cash distributions from sales of the Local Partnerships in which the Partnership has invested, (ii) interest earned on funds, and (iii) cash in working capital reserves. All these sources of funds are available to meet the obligations of the Partnership.

During the fiscal year ended February 28, 2001, the property and the related assets and liabilities owned by five Local Partnerships were sold to third parties. Through the fiscal year ended February 28, 2001, the properties and the related assets and liabilities owned by thirteen Local Partnerships were sold and the Partnership's Local Partnership Interest in twelve other Local Partnerships were sold.

The Partnership had a working capital reserve of approximately $1,200,000 (which does not include approximately $516,000 of net proceeds from the sales of properties which was distributed to the limited partners and General Partners in March 2001) and $1,170,000 (which does not include approximately $1,004,000 of net proceeds from the sale of properties which was distributed to the limited partners and General Partners in March 2000) at February 28, 2001 and February 29, 2000, respectively. The working capital reserve is temporarily invested in money market accounts which can be easily liquidated to meet obligations as they arise. The General Partners believe that the Partnership's reserves, net proceeds from future sales and future cash flow distributions will be adequate for its operating needs, and plans to continue investing available reserves in short-term investments. The General Partners fees are being paid currently other than approximately $1,092,000 of Partnership management fees which were accrued and continue to be deferred. In March 2001 and 2000, a distribution of approximately $511,000 and $994,000, and $5,000 and $10,000 was paid to the limited partners and General Partners, respectively, from net proceeds from the sale of properties. None of the total distributions of approximately $516,000 and $1,004,000 for the years ended February 28, 2001 and February 29, 2000, respectively, was deemed to be a return of capital in accordance with U.S. generally accepted accounting principles.

During the fiscal year ended February 28, 2001, cash and cash equivalents of the Partnership and its twenty-four consolidated Local Partnerships (including the activity through the dates of sale for the five Local Partnerships noted above) decreased approximately $954,000. This decrease was primarily due to costs paid relating to sale of properties ($548,000), acquisition of property and equipment ($533,000), increases in mortgage escrows ($322,000), distributions ($1,004,000), payments of interest on purchase money notes ($118,000) and principal payments of mortgage notes and purchase money notes ($12,681,000) which exceeded proceeds from the sale of properties ($13,530,000) and cash provided by operating activities ($720,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is gain on sale of properties ($2,577,000), forgiveness of indebtedness income ($10,348,000) and depreciation ($1,606,000).

Cash flow distributions aggregating $196,814, $166,699 and $156,292 were made to the Partnership in the fiscal years ended 2000, 1999 and 1998, respectively, which does not include $5,397 escrow monies held for the Preservation Acts program in the fiscal year ended 1998. Of such distributions, $118,246, $100,019 and $93,776, respectively, was used to pay interest on the Purchase Money Notes. Distribution of proceeds from sales aggregating $5,988,453 and $2,493,720 were made to the Partnership in the 2000 and 1999 Fiscal Years, respectively of which $3,612,653 and $2,493,720, respectively, was used to pay principal and interest on the Purchase Money Notes.

Purchase Money Notes
--------------------

For a discussion of Purchase Money Notes Payable, see Note 7 to the Financial Statements.

Government Programs and Regulations
-----------------------------------

For a discussion of Government Programs and Regulations, see Item 1. Business.

Sales of Underlying Properties/Local Partnership Interests
----------------------------------------------------------

General
-------

The Partnership is currently in the process of winding up its operations and disposing of its investments. It is anticipated that this process will take a number of years. As of February 28, 2001, the Partnership has disposed of twenty-five of its forty-four original investments. Five additional investments are listed for sale and the General Partner anticipates that the fourteen remaining investments will be listed for sale by December 31, 2002. There can be no assurance as to when the Partnership will dispose of its last remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions including changes in tax laws, it is unlikely that the proceeds from such sales will be sufficient to return the limited partners original investment.

In order to facilitate an orderly disposition of the Partnership's assets, the Partnership formed Trust I, a Massachusetts limited liability company which is owned 99.99% by the Partnership and .01% by affiliates of Related; and, Trust II, a Massachusetts general partnership which is owned 99% by GP II and 1% by GP
I. Both GP I and GP II are owned by the Partnership.

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

Information Regarding Disposition
---------------------------------

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

Through February 28, 2001, the Partnership has recorded approximately $8,889,000 as a loss on impairment of assets.

The following is a summary of the results of operations of the Partnership for the Fiscal Years ended February 28, 2001, February 29, 2000 and February 28, 1999 (the 2000, 1999 and 1998 Fiscal Years, respectively).

The results of operations of the Partnership, as well as the Local Partnerships, excluding gain on sale of property and forgiveness of indebtedness income, remained fairly constant during the 2000, 1999 and 1998 Fiscal Years. Contributing to the relatively stable operations at the Local Partnerships is the fact that a large portion of the Local Partnerships are operating under Government Assistance Programs which provide for rental subsidies and/or reductions of mortgage interest payments under HUD Section 8 and Section 236 Programs. Currently, seven of the twenty-five Local Partnerships are receiving rental subsidies and fifteen have mortgages with interest subsidies, which reduce the effective interest rates to a range of 1% to 2% per annum.

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

The net income for the 2000, 1999 and 1998 Fiscal Years aggregated $10,075,724, $18,166,465 and $11,949,643, respectively. These represent income per Limited Partnership unit of $993, $1,792 and $1,179, respectively.

Excluding the 2000, 1999 and 1998 Fiscal Years in which the Partnership generated passive income, the Partnership has met the investment objective of generating tax benefits in the form of passive losses (which Limited Partners may use to offset passive income from other sources). This passive income may be offset by the carryforward of any unused passive losses from prior years; however, to date the Partnership has been unable to provide cash distributions to the Limited Partners other than from the proceeds of sale of underlying properties.

2000 vs. 1999
-------------
Rental income decreased by approximately 25% during the 2000 Fiscal Year as compared to the 1999 Fiscal Year. Excluding New Jersey, Westgate, Parktowne, Westwood, Pacific Palm and Bethany Glen, which sold their properties and Canton Commons, Golf Manor, Rosewood Manor, Warren Manor and Warren Woods, in which the Partnership's interest was sold (collectively the "Sold Assets"), rental income increased approximately 4% during the 2000 Fiscal Year as compared to the 1999 Fiscal Year primarily due to rental increases and decreases in vacancies at several Local Partnerships.

A gain on sale of properties and forgiveness of indebtedness was recorded in the 2000 Fiscal Year (see Notes 10 and 11, respectively, in Item 8. Financial Statements and Supplemental Data).

Total expenses, excluding Sold Assets and loss on impairment of assets remained fairly consistent with a decrease of less than 1% for the 2000 Fiscal Year as compared to the 1999 Fiscal Year.

Administrative and management, administrative and management-related parties, operating, repairs and maintenance, taxes and insurance, financial and depreciation expense decreased approximately $907,000, $364,000, $409,000, $1,139,000, $646,000, $1,006,000 and $963,000, respectively, for the 2000 Fiscal
Year as compared to the 1999 Fiscal Year. Excluding the Sold Assets, and Zeigler Boulevard Ltd, Eastwyck III, Ltd., Rolling Meadows Apartments, Ltd., Wingate Associates Limited and Buena Vista Manor Apartments, Ltd. for depreciation only, such expenses remained fairly consistent with increases (decreases) of approximately ($309,000), ($3,000), $107,000, $166,000, $67,000, $2,000 and
($31,000), respectively, for the 2000 Fiscal Year as compared to the 1999 Fiscal Year. Zeigler Boulevard Ltd., Eastwyck III, Ltd, Rolling Meadows Apartment Ltd., Wingate Associates Limited and Buena Vista Manor Apartments, Ltd. are not depreciated during the period because they are classified as assets held for sale

A loss on impairment of assets was recorded in the 1999 Fiscal Year (see Note 4 in Item 8. Financial Statements and Supplemental Data).

1999 vs. 1998
-------------
Rental income decreased by approximately 20% during the 1999 Fiscal Year as compared to the 1998 Fiscal Year. Excluding Country, Northbrook III, Riverside, Cudahy and Bethany Glen, which sold their properties and Town and Country, Canton Commons, Golf Manor, Rosewood Manor, Warren Manor and Warren Woods, in which the Partnership's interest was sold (collectively the "Sold Assets"), rental income decreased approximately 1% during the 1999 Fiscal Year as compared to the 1998 Fiscal Year primarily due to an increase in vacancies at one Local Partnership.

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

A loss on impairment of assets was recorded in the 1999 Fiscal Year (see Note 4 in Item 8. Financial Statements and Supplemental Data).

Results of Operations of Certain Local Partnerships
---------------------------------------------------

Caddo Parish-Villas South, Ltd.
-------------------------------
Caddo Parish-Villas South, Ltd. ("Villas South") continues to be in default of its original mortgage agreement. Until November 1995, the project operated under a provisional workout agreement with HUD. During November 1995, the mortgage note was sold to a conventional mortgagee. These items raise substantial doubt about Villas South's ability to continue as a going concern. Villas South is in the process of trying to renegotiate the terms of the notes with the new mortgage holders, but there can be no assurance that the renegotiation will be successful. Villas South filed for protection under Chapter 11 of the United States Bankruptcy Code on November 12, 1996 and the equivalent of a receiver has been appointed. The Partnership's investment in Villas South was approximately $0 at both February 28, 2001 and February 29, 2000, respectively, and the minority interest balance was zero at each date. Villas South's net loss after minority interest amounted to approximately $0, $0 and $3,136,923, for the 2000, 1999 and 1998 Fiscal Years, respectively. Accordingly, for the Fiscal Year ended February 28, 1999 a loss on impairment in the amount of $3,191,072 was recognized. As of February 28, 1999, the building was written down to zero.

Char-Mur Apartments, Ltd.
-------------------------
During the year ended December 31, 2000, Char-Mur Apartments, Ltd. ("Char-Mur ") incurred a net loss of approximately $43,000 and, as of that date, the local partnership's total current liabilities exceeded its total current assets by approximately $168,000. These factors, among others, raise substantial doubt about the partnership's ability to continue as a going concern. Char-Mur's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its mortgage, to obtain additional capital contributions from partners, and ultimately, to attain successful operations. Management is making all efforts possible to increase the occupancy and the rental income of the project and to make the necessary improvements to enhance the property, in an attempt to improve Char-Mur's cash flow. The Partnership's investment in Char-Mur was approximately $122,000 and $164,000 at February 28, 2001 and February 29, 2000, respectively, and the minority interest balance was zero at each date. Char-Mur's net loss after minority interest amounted to approximately $43,000, $18,000 and $39,000 for the 2000, 1999 and 1998 Fiscal Years,
respectively. Subsequently on March 16, 2001, the property and the related assets and liabilities of Char-Mur were sold (see Note 12).

San Diego - Logan Square Gardens Company
----------------------------------------
As of December 31, 2000, San Diego - Logan Square Gardens Company ("Logan Square") has a bank overdraft of $157,906. Logan Square has experienced negative cash flow for the past several years. These conditions create an uncertainty as to Logan Square's ability to continue as a going concern. Management of Logan Square has taken certain steps intended to improve Logan Square's cash position and restore profitability, including making repairs to the property and obtaining approval from HUD for a rent increase. The ability of Logan Square to continue as a going concern is dependent upon the success of these actions. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amount of liabilities that might be necessary should the project be unable to continue as a going concern. The Partnership's investment in Logan Square was approximately $1,248,000 and $1,501,000 at February 28, 2001 and February 29, 2000, respectively, and the minority interest balance was zero at each date. Logan Square's net loss after minority interest amounted to approximately $233,000, $150,000 and $56,000 for the 2000, 1999 and 1998 Fiscal Years, respectively.

Other
-----

The Local General Partner of Grandview-Blue Ridge Manor, Ltd., Oakland-Keller Plaza, Country, Ltd., Stephenville-Tarleton Arms Apartments, Ltd., El Paso-Gateway East, Ltd., Breckenridge-Chaparral Apartments II, Ltd., Corpus Christi-Oso Bay Apartments, Ltd., Oklahoma City-Town and Country Village Apartments, Ltd., Ardmore-Rolling Meadows of Ardmore, Ltd., Caddo Parish-Villas South, Ltd., Albuquerque-Lafayette Square Apartments, Ltd. and San Diego-Loan Square Gardens Company passed away. The coexecutors of his estate are currently acting on his behalf until a successor can be named (see Item 3. Legal Proceedings).

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

None.



Item 8.  Financial Statements and Supplementary Data.
                                                                                Sequential
                                                                                   Page
                                                                                   ----
(a) 1.   Financial Statements

         Independent Auditors' Report                                                27

         Consolidated Balance Sheets at February 28, 2001 and February 29, 2000      112

         Consolidated Statements of Income for the Years Ended February 28,
         2001, February 29, 2000 and February 28, 1999                               113

         Consolidated  Statements  of  Partners'  Deficit for the Years Ended
         February  28,  2001,  February  29, 2000 and February 28, 1999              114

Consolidated  Statements  of Cash Flows for the Years Ended  February  28, 2001,
February 29, 2000 and February 28, 1999                                              115

         Notes to Consolidated Financial Statements                                  118


                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Cambridge + Related Housing Properties Limited Partnership and Subsidiaries

We have audited the consolidated balance sheets of Cambridge + Related Housing Properties Limited Partnership and Subsidiaries as of February 28, 2001 and February 29, 2000, and the related consolidated statements of income, partners' deficit, and cash flows for the years ended February 28, 2001, February 29, 2000 and February 28, 1999 (the 2000, 1999 and 1998 Fiscal Years, respectively). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for 24 (2000 Fiscal Year), 29 (1999 Fiscal Year) and 32 (1998 Fiscal Year) subsidiary partnerships whose income (losses) constituted $1,221,181, ($6,455,621) and ($1,888,891) of the Partnership's net income (loss) during the 2000, 1999 and 1998 Fiscal Years, respectively, and whose assets constituted 93% (2000 Fiscal
Year) and 89% (1999 Fiscal Year) of the Partnership's assets at February 28, 2001 and February 29, 2000, presented in the accompanying consolidated financial statements. The financial statements for 23 (2000 Fiscal Year), 28 (1999 Fiscal
Year) and 31 (1998 Fiscal Year) of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors. The financial statements of one (2000, 1999 and 1998 Fiscal Years) of these subsidiary partnerships were unaudited.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based upon our audits, and the reports of the other auditors, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cambridge + Related Housing Properties Limited Partnership and Subsidiaries at February 28, 2001 and February 29, 2000, and the results of their operations, and their cash flows for the years ended February 28, 2001, February 29, 2000 and February 28, 1999, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 10, the Partnership is currently in the process of winding up its operations and disposing of its investments. It is anticipated that this process will take a number of years.

As discussed in Note 11(a), one subsidiary partnership is in default of its mortgage agreement and two other subsidiary partnerships have incurred losses and their current liabilities exceed current assets. This raises substantial doubt about these subsidiary partnerships' abilities to continue as going concerns. The financial statements for one of these subsidiary partnerships were unaudited and the auditors for the other subsidiary partnerships modified their reports due to the uncertainty of the abilities of the subsidiary partnerships to continue in existence. In addition, during the 2000 Fiscal Year three subsidiary partnerships adopted plans to sell their properties and liquidate in lieu of continuing their businesses. As a result, the financial statements for these three subsidiary partnerships are presented on the liquidating basis of accounting. Such subsidiary partnerships' assets aggregated $6,791,125 at February 28, 2001. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

New York, New York
May 10, 2001

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

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
New Jersey, Ltd.

We have audited the accompanying statement of changes in net assets in liquidation of New Jersey, Ltd. as of December 31, 2000. This financial statement is the responsibility of the partnership's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the changes in net assets in liquidation for the year ended December 31, 2000 in conformity with generally accepted accounting principles.

As described in note A to the financial statement, effective as of June 19, 2000, the partnership adopted a plan to sell the rental property and liquidate the partnership in lieu of continuing the business. On December 20, 2000, the partnership sold the rental property. As a result, the partnership's financial statement is presented on the liquidation basis of accounting.

Our audit was made for the purpose of forming an opinion on the basic financial statement taken as a whole. The supplemental information on pages 8 through 10 is presented for purposes of additional analysis and is not a required part of the basic financial statement. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Reznick Fedder & Silverman

Bethesda, Maryland
February 2, 2001

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Jersey, Ltd., as of December 31, 1999 and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 5, 2000 on our consideration of New Jersey, Ltd.'s internal control and on its compliance with specific requirements applicable to major HUD programs and fair housing and non-discrimination.

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

/s/ Reznick Fedder & Silverman
Lead Auditor: Philip A. Weitzel
Boston, Massachusetts
Taxpayer Identification Number: 52-1088612
February 4, 1999

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Zeigler Boulevard, Ltd.

We have audited the accompanying balance sheet of Zeigler Boulevard, Ltd. as of December 31, 2000, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zeigler Boulevard, Ltd., as of December 31, 2000, and the results of its operations, the changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 21 through 25 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated March 14, 2001 on our consideration of Zeigler Boulevard, Ltd's internal control and on its compliance with specific requirements applicable to major HUD programs and fair housing and non-discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Reznick Fedder & Silverman
Lead Auditor: Stephen Shumrak
Bethesda, Maryland
Taxpayer Identification Number: 52-1088612
March 14, 2001

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zeigler Boulevard, Ltd., as of December 31, 1999, and the results of its operations, the changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 27, 2000 on our consideration of Zeigler Boulevard, Ltd's internal control and on its compliance with specific requirements applicable to major HUD programs and fair housing and non-discrimination.

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

/s/ Reznick Fedder & Silverman
Lead Auditor: Philip A. Weitzel
Boston, Massachusetts
Taxpayer Identification Number: 52-1088612
February 4, 1999

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Eastwyck III, Ltd.

We have audited the accompanying balance sheet of Eastwyck III, Ltd., as of December 31, 2000, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eastwyck III, Ltd., as of December 31, 2000, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated March 14, 2001 on our consideration of Eastwyck III, Ltd.'s internal control and on its compliance with specific requirements applicable to major HUD programs and fair housing and non-discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Reznick Fedder & Silverman
Lead Auditor: Stephen Shumrak
Bethesda, Maryland
Taxpayer Identification Number: 52-1088612
March 14, 2001

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Eastwyck III, Ltd.

We have audited the accompanying balance sheet of Eastwyck III, Ltd., as of December 31, 1999, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eastwyck III, Ltd., as of December 31, 1999, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 24, 2000 on our consideration of Eastwyck III, Ltd.'s internal control and on its compliance with specific requirements applicable to major HUD programs and fair housing and non-discrimination.

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

/s/ Reznick Fedder & Silverman
Lead Auditor: Philip A. Weitzel
Boston, Massachusetts
Taxpayer Identification Number: 52-1088612
February 4, 1999

[Letterhead of Browder & Associates, P.C.]

Independent Auditor's Report

To the Partners of
Breckenridge-Chaparral Apartments II, Ltd.
Breckenridge, Texas

We have audited the accompanying balance sheet of Breckenridge-Chaparral Apartments II, Ltd. (the Project), Project No. 113-44016-LD as of December 31, 2000, and the related statements of profit and loss, changes in owners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 2000 and the results of its operations, changes in owners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 15, 2001 on our consideration of the Project's internal controls and reports dated January 15, 2001 on its compliance with laws and regulations applicable to the basic financial statements, specific requirements applicable to the major HUD program, specific requirements applicable to the nonmajor HUD program, and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 15, 2001

[Letterhead of Browder & Associates, P.C.]

Independent Auditor's Report

To the Partners of
Breckenridge-Chaparral Apartments II, Ltd.
Breckenridge, Texas

We have audited the accompanying balance sheet of Breckenridge-Chaparral Apartments II, Ltd. (the Project), Project No. 113-44016-LD as of December 31, 1999, and the related statements of profit and loss, changes in owners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audit provides a reasonable basis for our opinion.

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

[Letterhead of Reznick, Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Westwood Apartments Company, Ltd.

We have audited the accompanying statement of changes in net assets in liquidation of Westwood Apartments Company, Ltd. for the year ended December 31, 2000. This financial statement is the responsibility of the partnership's management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the changes in net assets in liquidation for the year ended December 31, 2000, in conformity with generally accepted accounting principles.

As described in note A to the financial statement, during 1999, the partnership adopted a plan to sell the rental property and liquidate the partnership in lieu of continuing the business. On September 14, 2000, the partnership sold the rental property. As a result, the partnership's financial statement is presented on the liquidation basis of accounting.

Our audit was made for the purpose of forming an opinion on the basic financial statement taken as a whole. The supplemental information on pages 8 through 10 is presented for purposes of additional analysis and is not a required part of the basic financial statement. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statement and, in our opinion, is fairly stated in all material respects in relation to the basic financial statement taken as a whole.

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 15, 2001

[Letterhead of Reznick, Fedder & Silverman]

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

As described in note A to the financial statements, there is a letter of intent to purchase the property.

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

/S/ REZNICK FEDDER & SILVERMAN
Bethesda, Maryland
January 29, 1999

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Parktowne, Ltd.

We have audited the accompanying statement of changes in net assets in liquidation of Parktowne, Ltd. as of December 31, 2000. This financial statement is the responsibility of the partnership's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the changes in net assets in liquidation for the year ended December 31, 2000, in conformity with generally accepted accounting principles.

As described in note A to the financial statement, during 1999, the partnership adopted a plan to sell the rental property and liquidate the partnership in lieu of continuing the business. On September 14, 2000, the partnership sold the rental property. As a result, the partnership's financial statement is presented on the liquidation basis of accounting.

Our audit was made for the purpose of forming an opinion on the basic financial statement taken as a whole. The supplemental information on pages 8 through 10 is presented for purposes of additional analysis and is not a required part of the basic financial statement. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statement and, in our opinion, is fairly stated in all material respects in relation to the basic financial statement taken as a whole.

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 16, 2001

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Parktowned, Ltd. as of December 31, 1999, and the changes in net assets in liquidation for the year then ended, in conformity with generally accepted accounting principles.

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 28, 1999

[Letterhead of Browder & Associates, P.C.]

Independent Auditor's Report

To the Partners of
Corpus Christi-Oso Bay Apartments, Ltd.
Corpus Christi, Texas

We have audited the accompanying balance sheet of Corpus Christi-Oso Bay Apartments, Ltd. (the Project), Project No. 115-44129-LDP, as of December 31, 2000, and the related statements of profit and loss, changes in owners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 2000 and the results of its operations, changes in owners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 15, 2001 on our consideration of the Project's internal controls and reports dated January 15, 2001 on its compliance with laws and regulations applicable to the basic financial statements, specific requirements applicable to the major HUD programs, and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ BROWDER & ASSOCIATES P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 15, 2001

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 2000 and the results of its operations, changes in owners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

/s/ Grass Coffey & Scharlau, C.P.A.'s, P.C.
Phoenix, Arizona
January 28, 1999

[Letterhead of BROWDER & ASSOCIATES, P.C.]

Independent Auditor's Report

To the Partners of
Albuquerque-Lafayette Square Apartments, Ltd.
Albuquerque, New Mexico

We have audited the accompanying balance sheet of Albuquerque-Lafayette Square Apartments, Ltd. (the Project), Project No. 116-44022-LDP, as of December 31, 2000, and the related statements of profit and loss, changes in owners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 2000 and the results of its operations, changes in owners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 15, 2001 on our consideration of the Project's internal controls and reports dated January 15, 2001 on its compliance with laws and regulations applicable to the basic financial statements, specific requirements applicable to the major HUD program, specific requirements applicable to the nonmajor HUD program, and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 15, 2001

[Letterhead of BROWDER & ASSOCIATES, P.C.]

Independent Auditor's Report

To the Partners of
Albuquerque-Lafayette Square Apartments, Ltd.
Albuquerque, New Mexico

We have audited the accompanying balance sheet of Albuquerque-Lafayette Square Apartments, Ltd. (the Project), Project No. 116-44022-LDP, as of December 31, 1999, and the related statements of profit and loss, changes in owners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Golf Manor Apartments Limited Partnership as of as of June 18, 1999 and the results of its operations and its cash flows for the period January 1, 1999 through June 18, 1999 in conformity with generally accepted accounting principles. The supporting data included in this report have been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.

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

/s/ NESSEL, SMITH, LEFF & BORSEN, PLLC
Certified Public Accountants
Farmington Hills, MI
February 6, 1999

[Nessel, Smith, Leff & Borsen, PLLC Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Canton Commons Apartments Limited Partnership
28777 Northwestern Highway, Suite 100
Southfield, MI 48034

We have audited the accompanying balance sheet of Canton Commons
Apartments Limited Partnership (a limited partnership) as of June 18, 1999 and the related statements of revenue and expense, partners' equity, and cash flows and , supplemental schedules on Pages 9-11 for the period January 1, 1999 through June 18, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Nessel, Smith, Leff & Borsen, PLLC
Certified Public Accountants
Farmington Hills, MI
February 8, 1999

[LETTERHEAD OF BROWDER & ASSOCIATES, P.C.]

Independent Auditor's Report

To the Partners of
San Diego-Logan Square Gardens Company      HUD Field Office Director
San Diego, California                       San Diego, CA

We have audited the accompanying balance sheet of San Diego-Logan Square Gardens Company (the Project), Project No. 129-44051-LD, as of December 31, 2000, and the related statements of profit and loss, changes in owners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 2000 and the results of its operations, changes in owners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Project will continue as a going concern. As discussed in the Notes to the Financial Statements, the Project is in a poor cash position. This condition raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in the footnotes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 15, 2001 on our consideration of the Project's internal controls and reports dated January 15, 2001 on its compliance with laws and regulations applicable to the basic financial statements, specific requirements applicable to the major HUD programs, and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 15, 2001

[LETTERHEAD OF BROWDER & ASSOCIATES, P.C.]

Independent Auditor's Report

To the Partners of
San Diego-Logan Square Gardens Company      HUD Field Office Director
San Diego, California                       San Diego, CA

We have audited the accompanying balance sheet of San Diego-Logan Square Gardens Company (the Project), Project No. 129-44051-LD, as of December 31, 1999, and the related statements of profit and loss, changes in owners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

[LETTERHEAD OF BROWDER & ASSOCIATES, P.C.]

Independent Auditor's Report
To the Partners of
Blue Ridge Manor, Ltd.              HUD Field Office Director
Grandview, Missouri                 Kansas City, MO

We have audited the accompanying balance sheet of Blue Ridge Manor, Ltd. (the Project), Project No. 084-44127-LDP, as of December 31, 2000, and the related statements of profit and loss, changes in owners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 2000 and the results of its operations, changes in owners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 15, 2001 on our consideration of the Project's internal controls and reports dated January 15, 2001 on its compliance with laws and regulations applicable to the basic financial statements, specific requirements applicable to the major HUD program, and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 15, 2001

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

[LETTERHEAD OF BROWDER & ASSOCIATES, P.C.]

Independent Auditor's Report

To the Partners of
Ardmore-Rolling Meadows of Ardmore, Ltd.    HUD Field Office Director
Ardmore, Oklahoma                   Oklahoma City, OK

We have audited the accompanying balance sheet of Ardmore-Rolling Meadows of Ardmore, Ltd. (the Project), Project No. 117-44044-LD, as of December 31, 2000, and the related statements of profit and loss, changes in owners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 2000 and the results of its operations, changes in owners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 15, 2001 on our consideration of the Project's internal controls and reports dated January 15, 2001 on its compliance with laws and regulations applicable to the basic financial statements, specific requirements applicable to the major HUD programs, and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 15, 2001

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

[LETTERHEAD OF BROWDER & ASSOCIATES, P.C.]

Independent Auditor's Report

To the Partners of
El Paso-Gateway East Apartments, Ltd.                HUD Field Office Director
El Paso, Texas                              Fort Worth, TX

We  have  audited  the  accompanying  balance  sheet  of  El  Paso-Gateway  East
Apartments, Ltd. (the Project), Project No. 133-44016-LD, as of December 31, 2000, and the related statements of profit and loss, changes in owners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 2000 and the results of its operations, changes in owners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 15, 2001 on our consideration of the Project's internal controls and reports dated January 15, 2001 on its compliance with laws and regulations applicable to the basic financial statements, specific requirements applicable to the major HUD program, specific requirements applicable to the nonmajor HUD program, and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 15, 2001

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

[LETTERHEAD OF BROWDER & ASSOCIATES, P.C.]

Independent Auditor's Report

To the Partners of
Fort Worth-Northwood Apartments, Ltd.       HUD Field Office Director
Fort Worth, Texas                           Fort Worth, TX

We have audited the accompanying balance sheet of Fort Worth-Northwood Apartments, Ltd. (the Project), Project No. 113-44025-LDP-SUP, as of December 31, 2000, and the related statements of profit and loss, changes in owners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 2000 and the results of its operations, changes in owners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 15, 2001 on our consideration of the Project's internal controls and reports dated January 15, 2001 on its compliance with laws and regulations applicable to the basic financial statements, specific requirements applicable to the major HUD program, specific requirements applicable to the nonmajor HUD program, and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 15, 2001

[LETTERHEAD OF BROWDER & ASSOCIATES, P.C.]

Independent Auditor's Report

To the Partners of
Fort Worth-Northwood Apartments, Ltd.       HUD Field Office Director
Fort Worth, Texas                           Fort Worth, TX

We have audited the accompanying balance sheet of Fort Worth-Northwood Apartments, Ltd. (the Project), Project No. 113-44025-LDP-SUP, as of December 31, 1999, and the related statements of profit and loss, changes in owners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

[LETTERHEAD OF BROWDER & ASSOCIATES, P.C.]

Independent Auditor's Report

To the Partners of
Stephenville-Tarleton Arms Apartments, Ltd. HUD Field Office Director
Stephenville, Texas                                  Fort Worth, TX

We have audited the accompanying balance sheet of Stephenville-Tarleton Arms Apartments, Ltd. (the Project), Project No. 113-44034-LD, as of December 31, 2000, and the related statements of profit and loss, changes in owners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 2000 and the results of its operations, changes in owners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 15, 2001 on our consideration of the Project's internal controls and reports dated January 15, 2001 on its compliance with laws and regulations applicable to the basic financial statements, specific requirements applicable to the major HUD program, specific requirements applicable to the nonmajor HUD program, and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 15, 2001

[LETTERHEAD OF BROWDER & ASSOCIATES, P.C.]

Independent Auditor's Report

To the Partners of
Stephenville-Tarleton Arms Apartments, Ltd. HUD Field Office Director
Stephenville, Texas                                  Fort Worth, TX

We have audited the accompanying balance sheet of Stephenville-Tarleton Arms Apartments, Ltd. (the Project), Project No. 113-44034-LD, as of December 31, 1999, and the related statements of profit and loss, changes in owners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

[Robert Ercolini & Company LLP Letterhead]

INDEPENDENT AUDITOR'S REPORT

The General Partners of
Bay Village Company
(a Massachusetts Limited Partnership)
Boston, Massachusetts

We have audited the accompanying balance sheets of Bay Village Company (a Massachusetts Limited Partnership) as of December 31, 2000 and 1999 and the related statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bay Village Company as of December 31, 2000 and 1999, and the results of its operations, changes in partners' equity, and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.

/s/ Robert Ercolini & Company LLP
Boston, Massachusetts
January 22, 2001

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

[Akersloot, Patterson & Associates, P.L.L.C. Letterhead]

Independent Auditors' Report

To The Partners of
Buena Vista Manor Apartments, Ltd.

We have audited the accompanying balance sheet of Buena Vista Manor Apartments, Ltd. (a limited partnership), which includes HUD Project No. 086-35009-SUP-LD as of December 31, 2000, and the related statements of operations, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buena Vista Manor Apartments, Ltd., (a limited partnership) as of December 31, 2000, and the results of its operations, changes in partners' equity, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 20, 2001, on our consideration of Buena Vista Manor Apartments, Ltd.'s internal control, and reports dated January 20, 2001, on its compliance with specific requirements applicable to its major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in the report is presented for the purposes of additional analysis and is not a required part of the basic financial statements of Buena Vista Manor Apartments, Ltd. (a limited partnership). Such information has been subjected to the auditing procedures applied to the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Akersloot, Patterson & Associates, P.L.L.C.
January 20, 2001
Brentwood, Tennessee

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buena Vista Manor Apartments, Ltd., (a limited partnership) as of December 31, 1999, and the results of its operations, changes in partners' equity, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Akersloot, Wall & Associates, P.L.L.C.
January 18, 2000
Brentwood, Tennessee

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

/s/ Akersloot, DePriest, Wall & Associates, P.L.L.C.
February 1, 1999
Brentwood, Tennessee

[CBEW Professional Group, LLP. Letterhead]

Independent Auditor's Report

To the Partners
Rolling Meadows Apartments, Ltd.

We have audited the accompanying balance sheet of Rolling Meadows Apartments, Ltd., (A Limited Partnership) , HUD Project No.: 117-44009-LD, as of December 31, 2000 and 1999, and the related statements of income, changes in partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of HUD Project No. 117-44009-LD Rolling Meadows Apartments, Ltd. at December 31, 2000 and 1999 and the results of its operations and changes in partners' capital (deficit) and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 6, 2001, on our consideration of Rolling Meadows Apartments, LTD.'s internal control and reports dated February 6, 2001, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Fair Housing and Non-Discrimination and specific requirements applicable to nonmajor HUD program transactions.

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

/s/ CBEW Professional Group, LLP
Certified Public Accountants
Cushing, Oklahoma
February 6, 2001

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

/s/ Onstott, Craddick & Hyde CPA's, Inc.
Oklahoma City, Oklahoma
February 4, 1999

[EDWARD LEMKIN Letterhead]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Westgate Associates Limited

I have audited the accompanying balance sheet of Westgate Associates Limited, HUD Project No.: 026-44008-SHM (a Vermont limited partnership) as of December 1, 2000, and the related statements of income, changes in partners' capital, and cash flows for the period then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westgate Associates Limited, HUD Project No.: 026-44008-SHM, as of December 1, 2000, and the results of its operations, changes in partners' capital, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, I have also issued a report dated January 4, 2001, on my consideration of Westgate Associates Limited's internal control and reports dated January 4, 2001, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Fair Housing and Non-Discrimination, and specific requirements applicable to nonmajor HUD programs transactions.

My audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 16-18 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Westgate Associates Limited. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Edward Lemkin
Certified Public Accountant
Orange, Connecticut
January 4, 2001

[EDWARD LEMKIN Letterhead]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Westgate Associates Limited

I have audited the accompanying balance sheet of Westgate Associates Limited, HUD Project No.: 026-44008-SHM (a Vermont limited partnership) as of December 31, 1999, and the related statements of income, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

/s/ Edward Lemkin
Certified Public Accountant
Orange, Connecticut
February 2, 1999

[EDWARD LEMKIN Letterhead]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Wingate Associates Limited

I have audited the accompanying balance sheet of Wingate Associates Limited, HUD Project No.: 024-44018-LDP (a New Hampshire limited partnership), as of December 31, 2000, and the related statements of income, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wingate Associates Limited, HUD Project No.: 024-44018-LDP, as of December 31, 2000, and the results of its operations, changes in partners' capital, and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, I have also issued a report dated January 20, 2001, on my consideration of Wingate Associates Limited's internal control and reports dated January 20, 2001, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Fair Housing and Non-Discrimination, and specific requirements applicable to nonmajor HUD programs transactions.

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

/s/ Edward Lemkin
Certified Public Accountant
Orange, Connecticut
January 20, 2001

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

/s/ Edward Lemkin
Certified Public Accountant
Orange, Connecticut
February 2, 1999

[Jeffrey, Phillips, Mosley & Scott, P.A. - Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Cedar Hill Apartments:

We have audited the accompanying balance sheet of Cedar Hill Apartments, (the "Partnership") as of December 31, 2000 and the related statements of income, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Cedar Hill Apartments as of December 31, 2000, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 29, 2001, on our consideration of Cedar Hill Apartments' internal control and reports dated January 29, 2001, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to nonmajor HUD transactions and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 9 and 10 is presented for the purpose of additional analysis and are not a required part of the basic financial statements of Cedar Hill Apartments. Such information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
January 29, 2001

[Jeffrey, Phillips, Mosley & Scott, P.A. - Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Cedar Hill Apartments:

We have audited the accompanying balance sheet of Cedar Hill Apartments, (the "Partnership") as of December 31, 1999 and the related statements of income, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 25, 2000, on our consideration of Cedar Hill Apartments' internal control and reports dated January 25, 2000, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to nonmajor HUD transactions and specific requirements applicable to Fair Housing and Non-Discrimination.

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

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
January 13, 1999

[Jeffrey, Phillips, Mosley & Scott, P.A. - Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Char-Mur Apartments:

We have audited the accompanying financial statements of Char-Mur Apartments (the "Partnership") as of December 31, 2000, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2000, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 9, 2001, on our consideration of Char-Mur Apartments' internal control and reports dated February 9, 2001, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to nonmajor HUD transactions and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 10 and 11 are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
February 9, 2001

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

In accordance with Government Auditing Standards, and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 17, 2000, on our consideration of Char-Mur Apartments' internal control and reports dated January 27, 2000, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to nonmajor HUD transactions and specific requirements applicable to fair housing and non-discrimination.

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

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
January 18, 1999

[Jeffrey, Phillips, Mosley & Scott, P.A. - Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Crossett Apartments, Ltd.:

We have audited the accompanying balance sheet of Crossett Apartments, Ltd. (the "Partnership") as of December 31, 2000, and the related statements of income, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2000, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of Hud Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 20, 2001, on our consideration of Crossett Apartments, Ltd.'s internal control and reports dated January 20, 2001, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to nonmajor HUD transactions, and specific requirement applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 9-10 are presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
January 20, 2001

[Jeffrey, Phillips, Mosley & Scott, P.A. - Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Crossett Apartments, Ltd.:

We have audited the accompanying balance sheet of Crossett Apartments, Ltd. (the "Partnership") as of December 31, 1999, and the related statements of income, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of Hud Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 25, 2000, on our consideration of Crossett Apartments, Ltd.'s internal control and a report dated January 25, 2000, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to nonmajor HUD transactions, and specific requirement applicable to fair housing and non-discrimination.

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

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
January 25 ,2000

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

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
January 18, 1999

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                          February 28,  February 29,
                                                             2001           2000
                                                         -----------    -----------
Property and equipment - at cost, less accumulated
  depreciation (Notes 2, 4, 6 and 7)                     $ 19,378,524  $ 21,782,960
Property and equipment-held for sale                        9,186,060    17,929,686
Cash and cash equivalents (Notes 2 and 11)                  2,477,459     3,431,673
Cash - restricted for tenants' security deposits              283,593       420,362
Mortgage escrow deposits (Notes 5, 6 and 11)                5,611,034     5,306,020
Rents receivable                                              251,411       130,231
Prepaid expenses and other assets                             547,053       505,853
                                                              -------       -------

  Total assets                                           $ 37,735,134  $ 49,506,785
                                                         ============  ============

                        LIABILITIES AND PARTNERS' DEFICIT

Mortgage notes payable (Notes 6 and 11)                  $ 21,211,953   $29,892,264
Purchase money notes payable (Note 7)                      20,801,534    26,637,019
Due to selling partners (Note 7)                           30,460,518    36,669,868
Accounts payable, accrued expenses and other liabilities    1,842,834     1,913,437
Tenants' security deposits payable                            283,593       420,362
Due to general partners of subsidiaries and their
  affiliates (Note 8)                                         222,280       326,159
Due to general partners and affiliates (Note 8)             1,894,730     1,706,224
Distributions payable (Note 12)                               516,300     1,004,200
                                                              -------     ---------

                                                           77,233,742    98,569,533
                                                           ----------    ----------

Minority interest (Note 2)                                     33,648        28,932
                                                              ------        ------

Commitments and contingencies (Note 11)

Partners' deficit:

  Limited partners                                        (38,688,406)  (48,152,233)
  General Partners                                           (843,850)      (939,447)
                                                             --------       --------
  Total partners' deficit                                 (39,532,256)  (49,091,680)
                                                          -----------   -----------

  Total liabilities and partners' deficit                $ 37,735,134  $ 49,506,785
                                                         ============  ============




See accompanying notes to consolidated financial statements.



           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                          Year Ended
                                            February 28,  February 29,  February 28,
                                               2001         2000           1999
                                               ----         ----           ----

Revenues
  Rentals, net                              $13,309,693   $17,641,932   $22,017,541
  Other                                         945,008       901,098       907,225
  Gain (loss) on sale of properties (Note 10)  2,576,887   (4,467,865)   12,898,451
                                               ---------   ----------    ----------

   Total revenues                            16,831,588    14,075,165    35,823,217
                                             ----------    ----------    ----------

Expenses
  Administrative and management               3,311,645     4,294,265     4,029,798
  Administrative and management-related
   parties (Note 8)                           1,672,915     1,961,159     2,291,742
  Operating                                   2,426,925     2,835,808     3,435,316
  Repairs and maintenance                     3,475,553     4,614,090     5,809,880
  Taxes and insurance                         1,610,907     2,257,083     2,909,012
  Financial, principally interest             2,997,610     4,003,661     5,220,989
  Depreciation                                1,606,397     2,569,844     4,145,148
  Loss on impairment of assets (Note 4)               0        96,724     3,191,072
                                              ---------        ------     ---------

   Total expenses                            17,101,952    22,632,634    31,032,957
                                             ----------    ----------    ----------

(Loss) income before minority interest and
  extraordinary item                           (270,364)   (8,557,469)    4,790,260
Minority interest in loss of subsidiaries        (2,300)        (1,430)    (424,099)
                                                 ------         ------     --------
(Loss) income before extraordinary item        (272,664)   (8,558,899)    4,366,161
Extraordinary item - forgiveness of
  indebtedness income (Note 10)              10,348,388    26,725,364     7,583,482
                                             ----------    ----------     ---------
Net income                                  $10,075,724   $18,166,465   $11,949,643
                                            ===========   ===========   ===========

(Loss) income before extraordinary item -
  limited partners                        $    (269,938) $ (8,473,310)  $ 4,322,499
Extraordinary item - limited partners        10,244,904    26,458,110     7,507,647
                                             ----------    ----------     ---------

Net income - limited partners              $  9,974,966   $17,984,800   $11,830,146
                                           ============   ===========   ===========
Number of limited partnership units outstanding       10,038      10,038       10,038
                                                      ======      ======       ======

(Loss) income before extraordinary item per
  limited partnership unit                    $     (27)    $      (844)     $      431
Extraordinary item per limited partnership unit        1,020        2,636           748
                                                       -----        -----           ---

Net income per limited partnership unit      $      993    $    1,792      $  1,179
                                             ==========    ==========      ========


See accompanying notes to consolidated financial statements.

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT


                                                         Limited     General
                                            Total        Partners    Partners
                                            -----        --------    --------

Balance - March 1, 1998                $(76,183,214) $(74,972,851)  $(1,210,363)

Net income - year ended February 28,1999 11,949,643    11,830,146       119,497

Distributions                            (2,020,374)   (2,000,170)      (20,204)
                                         ----------    ----------       -------

Balance - February 28, 1999             (66,253,945)  (65,142,875)   (1,111,070)

Net income - year ended February 29,2000 18,166,465    17,984,800       181,665

Distributions                            (1,004,200)     (994,158)      (10,042)
                                         ----------      --------       -------

Balance - February 29, 2000             (49,091,680)  (48,152,233)     (939,447)

Net income - year ended February 28,2001 10,075,724     9,974,966       100,758

Distributions                              (516,300)     (511,139)       (5,161)
                                           --------      --------        ------

Balance - February 28, 2001            $(39,532,256) $(38,688,406)  $  (843,850)
                                       ============  ============   ===========

See accompanying notes to consolidated financial statements.



           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (decrease) in Cash and Cash Equivalents

                                                          Year Ended
                                            February 28,  February 29,  February 28,
                                                2001          2000          1999
                                                ----          ----          ----

Cash flows from operating activities:
  Net income                               $ 10,075,724  $ 18,166,465  $ 11,949,643
                                           ------------  ------------  ------------
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
  (Gain) loss on sale of properties (Note 10)(2,576,887)    4,467,865   (12,898,451)
  Extraordinary item - forgiveness of
   indebtedness income (Note 10)            (10,348,388)  (26,725,364)   (7,583,482)
  Depreciation                                1,606,397     2,569,844     4,145,148
  Loss on impairment of assets (Note 4)               0        96,724     3,191,072
  (Increase) decrease in assets:
   Cash restricted for tenants' security deposits136,769      196,790         1,849
   Mortgage escrow deposits                    (178,953)      127,648       239,535
   Rents receivable                            (168,786)      165,986       (51,523)
   Prepaid expenses and other assets            216,327       707,959       (34,145)
  Increase (decrease) in liabilities:
   Due to selling partners                    2,082,541     2,770,875     3,569,130
   Accounts payable, accrued expenses and
    other liabilities                          (241,568)   (2,888,991)     (437,234)
   Tenants' security deposits payable          (106,395)      (17,943)       (8,197)
   Increase in due to general partners of
    subsidiaries and their affiliates            54,053        30,362       106,070
   Decrease in due to general partners of
    subsidiaries and their affiliates           (21,281)   (1,078,046)     (363,941)
   Due to general partners and affiliates       188,506       374,875        22,735
   Minority interest in income of
    subsidiaries                                  2,300         1,430       424,099
                                                  -----         -----       -------
    Total adjustments                        (9,355,365)  (19,199,986)   (9,677,335)
                                             ----------   -----------    ----------
  Net cash provided by (used in)
    operating activities                        720,359    (1,033,521)    2,272,308
                                                -------    ----------     ---------

Cash flows from investing activities:
  Decrease in certificates of deposit                 0             0       159,348
  Proceeds from sale of properties           13,529,600     6,278,103     7,496,000
  Costs paid relating to sale of properties    (547,886)     (436,524)     (408,472)
  Acquisition of property and equipment        (533,266)     (676,231)     (518,212)
  Increase in mortgage escrow deposits         (321,601)     (318,344)     (235,320)
                                               --------      --------      --------
  Net cash provided by investing activities  12,126,847     4,847,004     6,493,344
                                             ----------     ---------     ---------

Cash flows from financing activities:
  Distributions                              (1,004,200)   (2,020,374)   (2,030,972)
  Principal payments of mortgage notes payable(8,680,311)  (2,518,997)   (4,736,084)
  Payments to selling partners                 (118,247)   (1,393,987)     (600,491)
  Principal payments of purchase money
   notes payable                             (4,001,078)   (1,352,412)            0
  Increase (decrease) in minority interest         2,416        (2,897)    (561,091)
                                                   -----        ------     --------
  Net cash used in financing activities     (13,801,420)   (7,288,667)   (7,928,638)
                                            -----------    ----------    ----------

Net (decrease) increase in cash and cash equivalents(954,214)(3,475,184)    837,014
Cash and cash equivalents, beginning of year  3,431,673     6,906,857     6,069,843
                                              ---------     ---------     ---------
Cash and cash equivalents, end of year     $  2,477,459  $  3,431,673  $  6,906,857
                                           ============  ============  ============

Supplemental disclosure of cash flows information:
  Cash paid during the year for interest  $     881,422  $  1,213,668  $  1,984,880
                                          =============  ============  ============

Supplemental disclosures of noncash investing and financing activities:
  Distributions payable                   $     516,300  $  1,004,200  $  2,020,374
  Increase in property and equipment-held for
   sale reclassified from property and equipment1,331,305   6,657,397    11,272,289
  Increase in purchase money notes payable due
   to the capitalization of prepaid expenses and
   other assets                                 340,337       328,798       388,295

  Forgiveness of indebtedness (Note 10):
  Decrease in purchase money notes payable   (2,174,744)  (12,242,126)    3,588,492
  Decrease in due to selling partners        (8,173,644)  (14,483,238)    3,979,229
  Decrease in due to general partners of
   subsidiaries and their affiliates                  0             0        15,761

Summarized below are the components of the
  gain on sale of properties:
  Decrease in property and equipment, net of
   accumulated depreciation           $               0   $17,920,377  $    100,000
  Decrease in property and equipment-held for sale10,074,931        0     8,372,413
  Decrease in certificates of deposit                 0             0        46,161
  Decrease in cash-restricted for tenants'
   security deposits                                  0       135,580        88,980
  Decrease in rents receivable                   47,606        39,800        20,394
  Decrease in mortgage escrow deposits          195,540       759,183       905,626
  Decrease in prepaid expenses and other assets  82,810       412,072        80,578
  Increase (decrease) in accounts payable, accrued
   expenses and other liabilities               170,965     2,366,573    (1,764,892)
  Decrease in tenants' security deposits payable(30,374)     (314,427)      (82,632)
  Decrease in mortgage payable                        0   (12,301,905)   (6,015,327)
  (Decrease) increase in due to general partners
   of subsidiaries and affiliates              (136,651)    1,292,191      (147,309)
  Decrease in purchase money notes payable            0             0    (3,250,000)
  Decrease in due to selling partners                 0             0    (4,164,915)

See accompanying notes to consolidated financial statements.

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2001


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

As of February 28, 2001, the Partnership holds an interest in nineteen Local Partnerships, each of which owns one Apartment Complex which receives Government Assistance. During the fiscal year ended February 28, 2001, the properties and the related assets and liabilities owned by five Local Partnerships were sold to third parties. Through the fiscal year ended February 28, 2001, the properties and the related assets and liabilities owned by thirteen Local Partnerships were sold and the Partnership's Local Partnership Interest in twelve other Local Partnerships were sold. A portion of the net proceeds was used to settle the associated purchase money notes and accrued interest thereon (See Note 10).

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

NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and 24 (five of which only have activity through the date of sale of their property and the related assets and liabilities) and 30 (one of which only has activity through the date of sale of its property and the related assets and liabilities and five of which only have activity through the date of sale of the Partnership's interest), and 35 (four of which only have activity through the date of sale of their properties and the related assets and liabilities and one of which only has activity through the date of sale of the Partnership's interest) subsidiary partnerships in which the Partnership is a limited partner for the years ended February 28, 2001, February 29, 2000, and February 28, 1999, respectively. Through the rights of the Partnership and/or a General Partner, which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership's fiscal year ends on the last day of February. All subsidiaries have fiscal years ending December 31. Accounts of subsidiaries have been adjusted for intercompany transactions from January 1 through the last day of February. The Partnership's fiscal year ends on the last day of February in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with U.S. generally accepted accounting principles ("GAAP").

All intercompany accounts and transactions have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from contributions and distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated $0, $68,520 and $0 for the years ended February 28, 2001, February 29, 2000 and February 28, 1999, (the 2000, 1999 and 1998 Fiscal Years),
respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any.

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

Through February 28, 2001, the Partnership has recorded approximately $8,889,000 as a loss on impairment of assets.

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

Cash and Cash Equivalents, Certificates of Deposit, Cash-Restricted for Tenants'
--------------------------------------------------------------------------------
Security Deposits and Mortgage Escrow Deposits
----------------------------------------------
 The carrying amount approximates
fair value because of the short maturity of those instruments.

Mortgage Notes Payable
----------------------
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.


The estimated fair values of the Partnership's mortgage notes payable are as follows:

                                  February 28, 2001       February 29, 2000
                                  -----------------       -----------------
                                 Carrying                  Carrying
                                 Amount*    Fair Value     Amount*    Fair Value
                                 -------    ----------     -------    ----------

Mortgage notes payable for which it is:

Practicable to estimate
  fair value                  $  2,507,457  $2,507,457   $10,253,555  $9,920,943
Not practicable (a)           $18,704,496         (a)   $19,638,709          (a)

Purchase money notes
  payable for which it is
  Not practicable (b)         $20,801,534    $      0     $26,637,019  $       0

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

NOTE 4 - Property and Equipment and Property and Equipment-Held for Sale

The components of property and equipment and their estimated useful lives are as follows:

                                      February 28,     February 29,  Estimated
                                          2001             2000     Useful Lives
                                          ----             ----     ------------

Land                                 $  2,533,996     $  2,828,577
Building and improvements              37,262,760       41,606,414   15-40 years
Furniture and fixtures                  4,631,704        4,976,751    3-10 years
                                        ---------        ---------
                                       44,428,460       49,411,742
Less:  Accumulated depreciation       (25,049,936)     (27,628,782)
                                      -----------      -----------

                                      $19,378,524      $21,782,960
                                      ===========      ===========

Depreciation expense for the 2000, 1999 and 1998 Fiscal Years amounted to $1,606,397, $2,569,844 and $4,145,148, respectively.

The components of property and equipment-held for sale are as follows:

                                                    February 28,  February 29,
                                                        2001         2000

Land                                                $  1,080,644  $  1,794,141
Building and improvement                              18,432,536    32,532,451
Furniture and fixtures                                   974,191     1,234,296
                                                         -------     ---------
                                                      20,487,371    35,560,888
Less:  Accumulated depreciation                      (11,301,311)  (17,631,202)
                                                     -----------   -----------

                                                    $  9,186,060   $17,929,686
                                                    ============   ===========


During the year ended December 31, 1999, Westgate Associates, Limited and Wingate Associates, Limited had losses on impairment of assets of $38,079 and $58,645 respectively.

During the year ended December 31, 1998, Caddo Parish-Villas South, Ltd. had a loss on impairment of assets of $3,191,072. As of December 31, 1998, the building has been written down to zero.

NOTE 5 - Mortgage Escrow Deposits

Mortgage escrow deposits consist of the following:

                                                     February 28,  February 29,
                                                         2001          2000
                                                         ----          ----

Reserve for replacements                              $3,908,032    $3,748,776
Real estate taxes, insurance and other                 1,683,204     1,537,446
Preservation Acts                                        19,798        19,798
                                                         ------        ------

                                                     $5,611,034    $5,306,020
                                                     ==========    ==========

NOTE 6 - Mortgage Notes Payable

The mortgage notes are payable in aggregate monthly installments of approximately $211,000, including principal and interest at rates ranging from 6.75% to 9.0% per annum, through May 2022. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership's rents and leases and is without further recourse.

Certain mortgage notes with balances aggregating $12,769,956 and $16,151,957 at December 31, 2000 and 1999, respectively, which bear interest at rates ranging from 7% to 8.5% per annum, were eligible for interest rate subsidies under the terms of regulatory agreements with HUD. Accordingly, the subsidiary partnerships paid only that portion of the monthly payments that would be required if the interest rate was in the range of 1% to 1.75% per annum; the balance was subsidized under Section 236 of the National Housing Act.

Annual principal payment requirements for each of the next five fiscal years are as follows:

Year Ending December 31                 Amount
-----------------------                 ------
2001                               $  3,505,796
2002                                  1,035,816
2003                                  1,115,065
2004                                  1,200,435
2005                                  1,292,436
Thereafter                           13,062,405
                                     ----------
                                    $21,211,953
                                    ===========

The above principal payment requirements have been adjusted for principal acceleration which may result from the event of default of one subsidiary partnership.

The mortgage agreements require monthly deposits to reserves for replacements aggregating approximately $82,000 and monthly deposits to escrow accounts for real estate taxes, insurance and other (Note 5).

NOTE 7 - Purchase Money Notes Payable

Nonrecourse purchase money notes (the "Purchase Money Notes") were issued to the selling partners of the Subsidiary Partnerships as part of the purchase price, and are secured only by the Partnership's interest in the Subsidiary Partnership to which the Purchase Money Note relates.

The Purchase Money Notes, which provide for simple interest, will not be in default if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding Subsidiary Partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. As of February 28, 2001, the maturity dates of the Purchase Money Notes associated with the remaining properties owned by the Subsidiary Partnerships were extended for three to five years (see below). Any interest not paid currently accrues, without further interest thereon, through the extended due date of each of the Purchase Money Notes, respectively. Continued accrual of such interest without payment would impact the effective rate of the Purchase Money Notes, specifically by reducing the current effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the Purchase Money Notes. Unpaid interest of $30,335,470 and $36,560,820 at February 28, 2001 and February 29, 2000, respectively, has been accrued and is included in the caption due to selling partners. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds from the sale or refinancing of the Apartment Complex, or in some cases the Local Partnership Interest to which the Purchase Money Note relates.

The Partnership was permitted to extend the term of the Purchase Money Notes for up to five additional years. In connection with such extensions, the Partnership incurred an extension fee of 1/2% per annum of the outstanding principal balance of the Purchase Money Notes. The Partnership sent an extension notice to each Purchase Money Note holder that's pursuant to the Purchase Money Note, it was extending the maturity. However in certain cases, the Partnership did not pay the extension fee at that time, deferring such payment to the future. Extension fees in the amount of $885,320 were incurred by the Partnership through February 28, 2001. All Purchase Money Notes are now extended with maturity dates ranging from July 2001 to December 2004. Extension fees of $404,817 were accrued and added to the Purchase Money Notes balance.

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

Cash flow distributions aggregating $196,814, $166,699 and $156,292 were made to the Partnership in the 2000, 1999 and 1998 Fiscal Years, respectively, which does not include $5,397 escrow monies held for the Preservation Acts program in the 1998 Fiscal Year. Of such distributions, $118,246, $100,019 and $93,776, respectively, was used to pay interest on the Purchase Money Notes. Distribution of proceeds from sales aggregating $5,988,453 and $2,493,720 were made to the Partnership in the 2000 and 1999 Fiscal Years, respectively, of which $3,612,653 and $2,493,720, respectively, was used to pay principal and interest on the Purchase Money Notes.

NOTE 8 - Related Party Transactions

The costs incurred to related parties for the years ended February 28, 2001, February 29, 2000 and February 28, 1999 were as follows:

                                                      Year Ended
                                                      ----------
                                        February 28,  February 29,  February 28,
                                             2001        2000            1999
                                         ----------   ----------     ---------

Partnership management fees (a)         $   966,838   $   966,838   $   966,838
Expense reimbursement (b)                   107,602       124,661       111,233
Property management fees incurred
  to affiliates of the General Partners (c)  75,455       108,880       157,645
Local administrative fee (d)                 16,250        18,750        21,250
                                             ------        ------        ------
                                          1,166,145     1,219,129     1,256,966

Property management fees incurred
  to affiliates of the subsidiary partnerships
  general partners (c)                      499,165       738,865     1,034,776
Subsidiary Partnerships general partners
  incentive fee (e)                           7,605         3,165              0
                                              -----         -----          -----
Total general and administrative
  related parties                        $1,672,915    $1,961,159    $2,291,742
                                         ==========    ==========    ==========

(a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's general partners and affiliates. Partnership management fees have been charged to operations and are included in administrative and management-related parties expenses. Partnership management fees owed to the General Partners amounting to approximately $1,092,000 and $875,000 were accrued and unpaid as of February 28, 2001 and February 29, 2000, respectively.

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

(c) Property management fees paid by Local Partnerships to affiliates of the Local Partnerships amounted to approximately $499,165, $847,745 and $1,192,421 for the 2000, 1999 and 1998 Fiscal Years, respectively. Of such fees $75,455, $108,880 and $157,645 was paid to a company which is also an affiliate of the Related General Partner for the 2000, 1999 and 1998 Fiscal Years, respectively.

(d) Cambridge/Related Associates, a limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 from each subsidiary partnership.

(e) The Partnership entered into an agreement with the local general partner of Parktowne Ltd. and Westwood Apartment Company Ltd., which provides for an annual incentive fee based on cash flow distributed from the respective properties. Such fee amounted to $7,605 and $3,165 for the years ended February 28, 2001 and February 29, 2000, respectively.

Cambridge/Related Associates has a .01% interest, as a limited partner, in each of the subsidiary partnerships.

Due to local general partners and affiliates at December 31, 2000 and 1999 consists of the following:

                                                               December 31,
                                                          2000           1999
                                                          ----           ----

Operating advances                                     $  46,268     $  50,640
General partner distributions                             50,000        50,000
Management and other operating advances                  126,012       225,519
                                                       ---------      ---------
                                                        $222,280      $326,159
                                                        ========      ========


NOTE 9 - Income Taxes

A reconciliation of the financial statement net income to the income tax income for the Partnership and its consolidated subsidiaries is as follows:

                                                   Year Ended December 31
                                            2000          1999          1998
                                            ----          ----          ----

Financial statement net income           $10,075,724   $18,166,465   $11,949,643

Difference between depreciation expense
  recorded for financial reporting
  purposes and the accelerated cost
  recovery system utilized for income tax
  purposes                                 1,151,452     1,782,411       609,973

Difference  resulting  from  accruals  for
  financial    reporting    purposes   not
  deductible for tax purposes until paid           0        33,900        87,708

Difference resulting from parent company
  having a different fiscal year for
  income tax and financial reporting
  purposes                                  (47,960)     (288,047)     (198,480)

Difference   between   gain   on  sale  of
  properties    recorded   for   financial
  reporting  purposes  and for  income tax
  purposes                                7,755,939     6,529,256    (1,896,868)

Loss on impairment of assets                      0        96,724     3,191,072

Difference      between      extraordinary
  item-forgiveness  of indebtedness income
  recorded   for    financial    reporting
  purposes and for income tax purposes       33,770     6,996,683     9,001,362

Other                                          2,300      (137,092)       29,075
                                         -----------   -----------   -----------

Net  income  as  shown on the  income  tax
  return for the calendar year ended     $18,971,225   $33,180,300   $22,773,485
                                          ==========    ==========    ==========


NOTE 10 - Sale of Properties

General
-------

The Partnership is currently in the process of winding up its operations and disposing of its investments. It is anticipated that this process will take a number of years. As of February 28, 2001, the Partnership has disposed of twenty-five of its forty-four original investments. Five additional investments are listed for sale and the General Partner anticipates that the fourteen remaining investments will be listed for sale by December 31, 2002. There can be no assurance as to when the Partnership will dispose of its last remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions including changes in tax laws, it is unlikely that the proceeds from such sales will be sufficient to return the limited partners, original investment.

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

Information Regarding Disposition
---------------------------------

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

On January 17, 2000, Rolling Meadows Apartments, Ltd. ("Rolling Meadows") entered into an agreement for the purchase and sale of real estate with an unaffiliated third party for a purchase price of $2,400,000. This contract was terminated on April 30, 2001. Rolling Meadows entered into a new agreement for the purchase and sale of real estate to a different unaffiliated third party purchaser for a purchase price of $2,350,000. The sale is expected to occur in August 2001. No assurances can be given that the sale will actually occur.

On April 28, 2000, the property and the related assets and liabilities of Pacific Palms were sold to a third party for approximately $4,900,000, resulting in a gain of approximately $2,554,000. The Partnership used approximately $1,668,000 of the net proceeds to settle the associated Purchase Money Notes and accrued interest thereon which had a total outstanding balance of approximately $5,214,000, resulting in forgiveness of indebtedness of approximately $3,546,000. The Partnership netted approximately $1,940,000 of cash which was placed into working capital to pay Partnership expenses.

On September 14, 2000, the property and the related assets and liabilities of Westwood Apartments Company, Ltd. ("Westwood") were sold to an unaffiliated third party for $2,025,000, resulting in a loss of approximately $356,000. No proceeds were used to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $3,059,000, resulting in forgiveness of indebtedness income.

On September 14, 2000, the property and the related assets and liabilities of Parktowne Ltd. ("Parktowne") were sold to an unaffiliated third party for $2,500,000, resulting in a gain of approximately $476,000. The Partnership used approximately $844,000 of the net proceeds to settle the associated Purchase Money Note and accrued interest thereon, which had an outstanding balance of approximately $1,804,000, resulting in forgiveness of indebtedness income of approximately $960,000.

On December 1, 2000, the property and the related assets and liabilities of Westgate Associates, Limited ("Westgate") were sold to an unaffiliated third party for $2,055,000, resulting in a loss of approximately $164,000. The Partnership used approximately $601,000 of the net proceeds to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $1,516,000, resulting in forgiveness of indebtedness income of approximately $915,000.

On December 20, 2000, the property and the related assets and liabilities of New Jersey, Ltd. ("New Jersey") were sold to an unaffiliated third party for $2,049,600 resulting in a gain of approximately $65,000. The Partnership used approximately $500,000 of the net proceeds to settle the associated Purchase Money Note and accrued interest thereon, which had an outstanding balance of approximately $2,369,000 resulting in forgiveness of indebtedness income of approximately $1,869,000.

On December 26, 2000, Buena Vista Manor Apartments, Ltd. ("Buena Vista") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $4,500,000. This contract was subsequently terminated.


NOTE 11 - Commitments and Contingencies

a)  Events of Default and Going Concern

Caddo Parish-Villas South, Ltd.
-------------------------------
Caddo Parish-Villas South, Ltd. ("Villas South") continues to be in default of its original mortgage agreement. Until November 1995, the project operated under a provisional workout agreement with HUD. During November 1995, the mortgage note was sold to a conventional mortgagee. These items raise substantial doubt about Villas South's ability to continue as a going concern. Villas South is in the process of trying to renegotiate the terms of the notes with the new mortgage holders, but there can be no assurance that the renegotiation will be successful. Villas South filed for protection under Chapter 11 of the United States Bankruptcy Code on November 12, 1996 and the equivalent of a receiver has been appointed. The Partnership's investment in Villas South was approximately $0 at both February 28, 2001 and February 29, 2000, respectively, and the minority interest balance was zero at each date. Villas South's net loss after minority interest amounted to approximately $0, $0 and $3,136,923, for the 2000, 1999 and 1998 Fiscal Years, respectively. Accordingly, for the Fiscal Year ended February 28, 1999 a loss on impairment in the amount of $3,191,072 was recognized. As of February 28, 1999, the building was written down to zero.

Char-Mur Apartments, Ltd.
-------------------------
During the year ended December 31, 2000, Char-Mur Apartments, Ltd. ("Char-Mur ") incurred a net loss of approximately $43,000 and, as of that date, the local partnership's total current liabilities exceeded its total current assets by approximately $168,000. These factors, among others, raise substantial doubt about the partnership's ability to continue as a going concern. Char-Mur's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its mortgage, to obtain additional capital contributions from partners, and ultimately, to attain successful operations. Management is making all efforts possible to increase the occupancy and the rental income of the project and to make the necessary improvements to enhance the property, in an attempt to improve Char-Mur's cash flow. The Partnership's investment in Char-Mur was approximately $122,000 and $164,000 at February 28, 2001 and February 29, 2000, respectively, and the minority interest balance was zero at each date. Char-Mur's net loss after minority interest amounted to approximately $43,000, $18,000 and $39,000 for the 2000, 1999 and 1998 Fiscal Years,
respectively. Subsequently on March 16, 2001, the property and the related assets and liabilities of Char-Mur were sold (see Note 12).

San Diego - Logan Square Gardens Company
----------------------------------------
As of December 31, 2000, San Diego - Logan Square Gardens Company ("Logan Square") has a bank overdraft of $157,906. Logan Square has experienced negative cash flow for the past several years. These conditions create an uncertainty as to Logan Square's ability to continue as a going concern. Management of Logan Square has taken certain steps intended to improve Logan Square's cash position and restore profitability, including making repairs to the property and obtaining approval from HUD for a rent increase. The ability of Logan Square to continue as a going concern is dependent upon the success of these actions. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amount of liabilities that might be necessary should the project be unable to continue as a going concern. The Partnership's investment in Logan Square was approximately $1,248,000 and $1,501,000 at February 28, 2001 and February 29, 2000, respectively, and the minority interest balance was zero at each date. Logan Square's net loss after minority interest amounted to approximately $233,000, $150,000 and $56,000 for the 2000, 1999 and 1998 Fiscal Years, respectively.

b)  Purchase Money Notes

As part of the purchase price of its investment in the Local Partnerships, the Partnership issued approximately $61,029,000 of Purchase Money Notes. As of the end of the 2000 Fiscal Year, unpaid accrued interest on the Purchase Money Notes amounted to approximately $30,335,000. The principal of and all accrued interest on the Purchase Money Notes is due at maturity. The Partnership was permitted to extend the term of the Purchase Money Notes for up to five additional years. In connection with such extensions, the Partnership incurred an extension fee of 1/2% per annum of the outstanding principal balance of the assets. The Partnership sent an extension notice to each Purchase Money Note holder that pursuant to the note, it was extending the maturity. However, in certain cases the Partnership did not pay the extension fee at that time, deferring such payment to the future. The holders of the Note could argue that until the fee is paid the Note has not been properly extended.

c)  Legal Proceedings

The Partnership is the sole member of Cambridge Liquidating GP I, L.L.C., which is a 1% general partner in Cambridge Liquidating Trust II, a Massachusetts General Partnership ("CLT II"). The Partnership is the sole member of Cambridge Liquidating GP II, L.L.C., which is a 99% general partner in CLT II.

On February 28, 2001, CLT II was a party to Cause No. 99-06802, pending in the 191st Judicial District Court of Dallas County, Texas; styled "CLT II v. Roar Company, a Texas Corporation, et al." CLT II asserted claims against the alleged owners and holders, Roar Company and liquidating trusts for whom Roar Company purports to act as trustee, of Purchase Money Notes executed by the Partnership in 1983. CLT II sought a declaratory judgment that maturity dates of the Purchase Money Notes were extended. CLT II also sought an accounting that the trustee for the alleged owners and holders of the Purchase Money Notes failed to make distributions to CLT II and/or its predecessors. Discovery was begun but not finished. Defendants denied CLT II's claims.

Trial was scheduled for May 7, 2001. Mediation was conducted on December 7, 2000; but the case did not settle.

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

On April 9, 2001, Cause No. 99-06802, "CLT, II v. Roar Company, et al." was dismissed without prejudice.

On or about July 24, 2000, three limited partnerships controlled by the Purchase Money Note holder commenced litigation in the Circuit Court of Jefferson County, Alabama against the Partnership, captioned as follows: Mobile Eastwyck III Apartments, Ltd. v. Shearson + Related Housing Properties Limited Partnership et al., CV-00-4431, Mobile Apartments, Ltd. v. Shearson + Related Housing Properties Limited Partnership et al., CV-00-4432, and Zeigler Partners Ltd. v. Shearson + Related Housing Properties Limited Partnership et al., CV-00-4433 (collectively, the "Litigations"). The Litigation commenced by Mobile Apartments, Ltd. has been voluntarily dismissed by the plaintiff in favor of an interpleader action described below.

The plaintiffs in each of the Litigations sold their interests in certain limited partnerships to the Partnership. The interests that were sold to the Partnership consisted of limited partnerships that own low-income housing properties located in Mobile, Alabama (the "Alabama Limited Partnerships"). The Complaints allege that, as payment for a portion of the purchase price of the Partnership's acquired interest in the Alabama Limited Partnerships, the plaintiffs took a Purchase Money Note from the Partnership, and the Partnership pledged its right, title and interest in the Alabama Limited Partnerships as security for the Purchase Money Notes. The Complaints allege that the Partnership has defaulted in its obligations under the Purchase Money Notes, and that the plaintiffs are entitled to sell the Partnership's interests in the Alabama Limited Partnerships and the underlying property to pay off the Purchase Money Notes.

The Partnership has vigorously contested the Litigations, claiming that, among other things, the Purchase Money Notes are not in default, that the Purchase Money Note holder has breached his fiduciary duty to the Partnership as general partner of the Alabama Limited Partnership, and that the Purchase Money Note holder assigned 25% of the Purchase Money Notes to third parties who are not joined in the Litigations. While the Partnership intends to continue to contest the Litigations, because the Litigations are in their earliest stages and no discovery has taken place, we are unable at this time to evaluate the likelihood of an unfavorable outcome or whether the resulting liability, if any, would have a material adverse effect on the financial condition of the Partnership.

In or about March 2001, Wallace, Jordan, Ratliff, and Brandt, L.L.C. ("Wallace Jordan"), as Escrow Agents, commenced an interpleader action in the Circuit Court of Jefferson County, Alabama entitled Wallace, Jordan, Ratliff, and Brandt, LLC v. Shearson + Related Housing Properties Limited Partnership et al., CV -01-001155 (the "Interpleader Action"). The Interpleader Action seeks to resolve competing claims to $125,000 which is held in escrow by Wallace Jordan following the sale of the property known as Southbay, which was owned by the Local Partnership known as New Jersey, Ltd. The Partnership does not expect to have any liability as a result of the Interpleader Action because the action seeks only to resolve the claims of $125,000 paid into Court; however, because the Interpleader Action is in its earliest stages and no discovery has taken place, management is unable at this time to evaluate the likelihood of an unfavorable outcome or whether such an outcome would have a material adverse effect on the financial condition of the Partnership.

d)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. As of February 28, 2001, uninsured cash and cash equivalents and mortgage escrow deposits approximated $1,680,000.

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

f)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 26% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving Government Assistance, for example the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

NOTE 12 - Subsequent Events

In March 2001, a distribution of approximately $511,000 and $5,000 which was accrued at February 28, 2001 was paid to the limited partners and General Partners, respectively, from net proceeds from the sale of underlying properties.

On March 16, 2001, the property and the related assets and liabilities of Char-Mur Apartments ("Char-Mur") were sold to an unaffiliated third party purchaser for $475,000, resulting in a loss in the amount of approximately $33,000. The Partnership used approximately $85,000 to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $986,000, resulting in forgiveness of indebtedness income of approximately $901,000.

On April 9, 2001, Cause No. 99-06802, "CLT, II v. Roar Company, et al." was dismissed without prejudice.

On April 19, 2001, San Diego - Logan Square Gardens Company ("Logan Square") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $9,500,000. The closing is expected to occur in November 2001. No assurances can be given that the sale will actually occur.

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

Certain information concerning the directors and officers of the General Partners are set forth below.

The director and officers of the Related General Partner are as follows:

Name                                Position
----                                --------

Stephen M. Ross                     Director

Alan P. Hirmes                      President

Stuart J. Boesky                    Senior Vice President

Denise Kiley                        Vice President

Marc Schnitzer                      Vice President

Mark E. Carbone                     Vice President

Robert Bordonaro                    Vice President

Glenn F. Hopps                      Treasurer

Teresa Wicelinski                   Secretary

Susan J. McGuire                    Assistant Secretary

STEPHEN M. ROSS, 61, President, Director and shareholder of The Related Realty Group, Inc., the general partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments. Mr. Ross also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company.

ALAN P. HIRMES, 46, has been a Certified Public Accountant in New York since 1978. Prior to joining Related in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Directors of Aegis Realty, Inc. and Charter Municipal Mortgage Acceptance Company.

STUART J. BOESKY, 44, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984, Mr. Boesky practiced law with the Boston law firm of Kaye Fialkow Richard & Rothstein, and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Directors of Aegis Realty, Inc., Charter Municipal Mortgage Acceptance Company and American Mortgage Acceptance Company.

DENISE L. KILEY, 41, is responsible for overseeing the due diligence and asset management of all multifamily residential properties invested in RCC sponsored corporate, public and private equity and debt funds. Prior to joining Related in 1990, Ms. Kiley had experience acquiring, financing and asset managing multifamily residential properties. From 1981 through 1985 she was an auditor with Price Waterhouse. Ms. Kiley holds a Bachelor of Science in Accounting from Boston College.

MARC D. SCHNITZER, 40, joined Related in January 1988 after receiving his Master of Business Administration degree from The Wharton School of The University of Pennsylvania in December 1987. From 1983 to 1986, Mr. Schnitzer was a Financial Analyst with The First Boston Corporation in New York, an international investment banking firm. Mr. Schnitzer received a Bachelor of Science degree, summa cum laude, in Business Administration, from the School of Management at Boston University in May 1983.

MARK E. CARBONE, 44, rejoined Related in 1998 where his primary responsibility has been disposition of real estate. From 1994 to 1998 he was President of WHC, Inc., a distressed asset real estate fund. From 1986 to 1994 he was President of Marigold Real Estate and Development, Inc., a real estate development company located in Greenwich, CT. From 1979 to 1986 he was a Vice President at Related Capital Company. He received a Bachelor of Arts in Government from Harvard University in 1979.

ROBERT BORDONARO, 47, is a Vice President - Finance of Related. He has also served as Controller of Related. Mr. Bordonaro has been a Certified Public Accountant in New York since 1977. Prior to joining Related, Mr. Bordonaro was employed by the accounting firms of Weiner & Co. from 1982 to 1985 and Arthur Young from 1975 to 1981. Mr. Bordonaro graduated summa cum laude from New York University with a Bachelor of Science degree and with a Masters degree in Business Administration.

GLENN F. HOPPS, 38, joined Related in December 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 35, joined Related in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski, graduated from Pace University with a Bachelor of Arts Degree in Accounting.

SUSAN J. McGUIRE, 54, graduated from William Cullen Bryant High School in Woodside, New York, and attended Queensboro Community College. Since January 1977, she has served as Assistant to the President and Office Manager at Capital. From May 1973 to January 1977, she was employed as an administrative assistant with Condren, Walker & Co., Inc., an investment banking firm in New York City.

The directors and executive officers of the Assisted General Partner are as follows:

Name                                Position
----                                --------

Michael Brenner                     Director

Alan P. Hirmes                      President

Stuart J. Boesky                    Executive Vice President

Marc D. Schnitzer                   Vice President

Denise L. Kiley                     Vice President

Mark E. Carbone                     Vice President

Glenn F. Hopps                      Treasurer

Teresa Wicelinski                   Secretary

MICHAEL BRENNER, 55, is a Director of Aegis, and is the Executive Vice President and Chief Financial Officer of TRCLP. Prior to joining TRCLP in 1996, Mr. Brenner was a partner with Coopers & Lybrand, having served as managing partner of its Industry Programs and Client Satisfaction initiatives from 1993-1996, managing partner of the Detroit group of offices from 1986-1993 and Chairman of its National Real Estate Industry Group from 1984-1986. Mr. Brenner graduated summa cum laude from the University of Detroit with a Bachelors degree in Business Administration and from the University of Michigan with a Masters of Business Administration, with distinction. Mr. Brenner also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company and Aegis Realty, Inc.

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

At February 28, 2001, security ownership by the General Partners and their affiliates was as follows:

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



                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
                                                                               Sequential
                                                                                   Page
                                                                                  -------
(a) 1.   Financial Statements

         Independent Auditors' Report                                             27

         Consolidated Balance Sheets at February 28, 2001 and February 29, 2000   112

         Consolidated Statements of Income for the Years Ended February 28,
         2001, February 29, 2000 and February 28, 1999                            113

         Consolidated  Statements of Partners'  Deficit for the Years Ended February
         28, 2001, February 29, 2000 and February 28, 1999                        114

         Consolidated  Statements  of Cash Flows for the Years  Ended  February  28,
         2001, February 29, 2000 and February 28, 1999                            115

         Notes to Consolidated Financial Statements                               118

(a) 2.   Financial Statement Schedules

         Independent Auditors' Report                                             143

         Schedule I - Condensed Financial Information of Registrant               144

         Schedule III - Real Estate and Accumulated Depreciation                  147


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


                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                               LIMITED PARTNERSHIP



                               By:  GOVERNMENT ASSISTED PROPERTIES, INC.,
                                    a general partner

Date:  May 22, 2001

                                    By: ____________________________
                                        Alan P. Hirmes
                                        President


                               and


                               By:  RELATED HOUSING PROGRAMS CORPORATION,
                                    a general partner

Date:  May 22, 2001

                                    By: _____________________________
                                        Alan P. Hirmes
                                        President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


     Signature                         Title                           Date
     ---------                         -----                           ----




                             President (principal financial
_____________________        officer) of Related Housing
Alan P. Hirmes               Programs Corporation and
                             Government Assisted Properties, Inc. May 22, 2001



                             Treasurer (principal accounting
_____________________        officer) of Related Housing
Glenn F. Hopps               Programs Corporation and
                             Government Assisted Properties, Inc. May 22, 2001



_____________________        Director of Related Housing
Stephen M. Ross              Programs Corporation                 May 22, 2001

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


                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                               LIMITED PARTNERSHIP



                               By:  GOVERNMENT ASSISTED PROPERTIES, INC.,
                                    a general partner

Date:  May 22, 2001

                                    By: /s/ Alan P. Hirmes
                                        -------------------
                                        Alan P. Hirmes
                                        President


                               and


                               By:  RELATED HOUSING PROGRAMS CORPORATION,
                                    a general partner

Date:  May 22, 2001

                                    By: /s/ Alan P. Hirmes
                                        -------------------
                                        Alan P. Hirmes
                                        President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


   Signature                        Title                           Date
   ---------                        -----                           ----



                             President (principal financial
/s/ Alan P. Hirmes           officer) of Related Housing
Alan P. Hirmes               Programs Corporation and
                             Government Assisted Properties, Inc.  May 22, 2001



                             Treasurer (principal accounting
/s/ Glenn F. Hopps           officer) of Related Housing
Glenn F. Hopps               Programs Corporation and
                             Government Assisted Properties, Inc.  May 22, 2001



/s/ Stephen M. Ross          Director of Related Housing
Stephen M. Ross              Programs Corporation                  May 22, 2001

                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Cambridge + Related Housing Properties Limited Partnership and Subsidiaries

In connection with our audits of the consolidated financial statements of Cambridge + Related Housing Properties Limited Partnership and Subsidiaries included in this Form 10-K as presented in our opinion dated May 10, 2001 on pages 27 and 28, and based on the reports of other auditors, we have also audited supporting Schedules I and III for the 2000, 1999 and 1998 Fiscal Years. In our opinion, and based on the reports of other auditors (certain of which were modified due to the uncertainty of these subsidiary partnerships' abilities to continue in existence), these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 10, the Partnership is currently in the process of winding up its operations and disposing of its investments. It is anticipated that this process will take a number of years.

As discussed in Note 11(a), one subsidiary partnership is in default of its mortgage agreement and two other subsidiary partnerships have incurred losses and their current liabilities exceed current assets. This raises substantial doubt about these subsidiary partnerships' abilities to continue as going concerns. The financial statements for one of these subsidiary partnerships were unaudited and the auditors for the other subsidiary partnerships modified their reports due to the uncertainty of the abilities of the subsidiary partnerships to continue in existence. In addition, during the 2000 Fiscal Year three subsidiary partnerships adopted plans to sell their properties and liquidate in lieu of continuing their businesses. As a result, the financial statements for these three subsidiary partnerships are presented on the liquidating basis of accounting. Such subsidiary partnerships' assets aggregated $6,791,125 at February 28, 2001. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

New York, New York
May 10, 2001

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



Summarized   condensed  financial   information  of  registrant  (not  including
consolidated subsidiary partnerships)



                            CONDENSED BALANCE SHEETS


                                     ASSETS

                                                      February 28,  February 29,
                                                         2001          2000
                                                       ----------    ---------

Cash and cash equivalents                             $  1,716,718 $   2,174,349
Investment in and advances to subsidiary partnerships   14,691,988    17,036,931
Other assets                                               210,367       237,369
                                                           -------       -------

  Total assets                                         $16,619,073  $ 19,448,649
                                                       ===========  ============

                        LIABILITIES AND PARTNERS' DEFICIT

Purchase money notes payable                           $20,801,534   $26,637,019
Due to general partner and affiliates                    1,637,784     1,452,351
Due to selling partners                                30,351,470    36,560,820
Other liabilities                                           46,226        97,008
Distribution payable                                       516,300     1,004,200
                                                           -------     ---------
Total liabilities                                       53,353,314    65,751,398

Partners' deficit                                     (36,734,241)  (46,302,749)
                                                      -----------   -----------

  Total liabilities and partners' deficit              $16,619,073   $19,448,649
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

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



                       CONDENSED STATEMENTS OF OPERATIONS

                                                       Year Ended
                                                       ----------
                                            February 28,  February 29, February 28,
                                               2001          2000           1999
                                               ----          ----           ----

Revenues

  Other                                   $      59,849 $     242,582 $     111,462
                                          ------------- ------------- -------------

                                          $      59,849       242,582       111,462
                                          -------------       -------       -------

Expenses

  Administrative and management               1,043,674       995,278       311,992
  Administrative and management-
   related parties                            1,082,045     1,094,664     1,078,071
  Financial, principally interest             2,082,541     2,770,875     3,569,130
                                              ---------     ---------     ---------

                                              4,208,260     4,860,817     4,959,193
                                              ---------     ---------     ---------
                                             (4,148,411)   (4,618,235)   (4,847,731)

  (Loss) gain on sale of investments in subsidiary
   partnerships                                       0    (4,467,865)   11,970,286
  Forgiveness of indebtedness income         10,348,388    26,725,364     7,567,720
  Equity in gain (loss) income of subsidiary
   partnerships (a)                           3,884,831       501,350    (5,843,290)
                                              ---------       -------    ----------

Net income                                  $10,084,808   $18,140,614    $8,846,985
                                            ===========   ===========    ==========









(a) Includes suspended prior year losses in excess of investment in accordance with equity method of accounting amounting to $0, ($66,913) and ($4,742,328) for 2001, 2000 and 1999.

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                         Year Ended
                                                         ----------
                                        February 28,  February 29,  February 28,
                                          2001           2000             1999
                                          ----           ----             ----

Cash flows from operating activities:
Net income                               $10,084,808   $18,140,614  $  8,846,985
                                         -----------   -----------  ------------
Adjustments to reconcile net income to
  net cash used in operating activities:
  Loss (gain) on sale of investments in subsidiary
   partnerships                                   0     4,467,865   (11,970,286)
  Forgiveness of indebtedness income    (10,348,388)  (26,725,364)   (7,567,720)

  (Increase) decrease in assets:
  Decrease in certificates of deposit             0             0       159,348
  Equity in (income) loss of subsidiary
   partnerships                          (3,884,831)     (501,350)    5,843,290
  Decrease in other assets                  367,339       562,605        15,661

  Increase (decrease) in liabilities:
  Due to general partners and affiliates    185,433       366,353        63,158
  Due to selling partners                 2,082,541     2,770,875     3,569,130
  Other liabilities                         (50,782)       68,475        10,868
                                            -------        ------        ------
  Total adjustments                     (11,648,688)  (18,990,541)   (9,876,551)
                                        -----------   -----------    ----------
  Net cash used in operating activities  (1,563,880)     (849,927)   (1,029,566)
                                         ----------      --------    ----------

Cash flows from investing activities:
  Proceeds from sale of investments in subsidiary
   partnerships                                   0     2,828,103             0
  Investment in, advances to, and (repayments
   from) subsidiaries                       107,803       (91,906)     (242,213)
  Distributions from subsidiaries         6,121,971     2,753,325     2,039,907
                                          ---------     ---------     ---------
 Net cash provided by investing activities 6,229,774     5,489,522     1,797,694
                                           ---------     ---------     ---------

Cash flows from financing activities:
Principal payments of purchase money notes (4,001,079)   (1,352,412)           0
  Payments to selling partners             (118,246)   (1,393,987)     (600,492)
  Distributions to partners              (1,004,200)   (2,020,374)   (2,030,972)
                                         ----------    ----------    ----------
  Net cash used in financing activities  (5,123,525)   (4,766,773)   (2,631,464)
                                         ----------    ----------    ----------

Net decrease in cash and cash equivalents  (457,631)     (127,178)   (1,863,336)
Cash and cash equivalents, beginning of year 2,174,349   2,301,527    4,164,863
                                             ---------   ---------    ---------

Cash and cash equivalents, end of year $  1,716,718   $ 2,174,349   $ 2,301,527
                                       ============   ===========   ===========

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                FEBRUARY 28, 2001



                                                                                     Cost Capitalized
                                                          Initial Cost to Partnership   Subsequent to
                                                          --------------------------
                                                                       Buildings and    Acqusition:
Subsidiary Partnership's Residential Property  Encumbrances    Land     Improvements   Improvements
---------------------------------------------  ------------    ----     ------------   ------------

(9) Bay Village Company                        $4,007,387$   $333,604  $ 6,053,390     $ 949,750
(12) Bethany Glen Associates                            0     341,004    3,025,540    (3,366,544)
(11) Grandview-Blue Ridge Manor, Limited        1,360,658     128,604    2,011,867        83,133
(4) Buena Vista Manor Apts. Ltd.                2,871,896     258,604    4,355,907       692,982
(7) Canton Commons Apartments                           0     683,605   11,875,258    (12,558,863)
(18) Cedar Hill Apartments, Ltd.                  945,420      67,419    1,337,361        90,760
(10)Breckenridge-Chaparral Apartments II, Ltd.  1,387,605     123,604    2,010,522       173,640
(18)Char-mur Apartments                           771,122      55,048    1,080,372        41,634
(7) Clinton Plaza Apartments L. P.                      0     238,604    4,443,787    (4,682,391)
(7) Clinton Plaza Apartments #2 L. P.                   0     288,604    5,293,492    (5,582,096)
(18)Crossett Apartments, Ltd.                     878,387      61,840    1,176,962       79,375
(8) Cudahy Gardens, Ltd.                                0     168,604    3,092,733    (3,261,337)
(10)El Paso-Gateway East, Ltd.                  1,680,007     158,604    2,422,623      350,062
(7) Golf Manor Apartments, Ltd.                         0     183,605    3,060,084   (3,243,689)
(7) Grosvenor South Apartments L. P.                    0     233,604    4,341,549    (4,575,153)
(7) Grosvenor South Apartments #2 L. P.                 0      81,104    1,460,463    (1,541,567)
(3) Oakland-Keller Plaza                                0     358,605    5,742,056    (6,100,661)
(16)Lafayette Square Apartment's Ltd.           3,008,275     348,604    4,116,308       481,314
(8) San Diego-Logan Square Gardens Co.          3,743,130     308,604    5,005,103       558,555
(6) Los Caballeros Apartments                           0     223,604    4,124,963    (4,348,567)
(3) South Munjoy Associates Ltd.                        0     208,604    3,456,920    (3,665,524)
(13)Country, Ltd.                                       0     210,827    3,807,680    (4,018,507)
(13)Northbrook III, Ltd.                                0     131,383    2,305,900    (2,437,283)
(10)Forth Worth-Northwood Apartments, Ltd.       1,478,622    118,604    2,226,552       283,561
(10) Corpus Christi-Oso Bay Apartments, Ltd.     1,756,879    158,604    2,501,173       214,820
(8) Pacific Palms, Ltd.                                  0    233,604    4,819,956    (5,053,560)
(14)Zeigler Blvd., Ltd.                          2,808,829    218,605    3,945,003       185,717
(14)Parktowne, Ltd.                                      0    176,605    3,273,501    (3,450,106)
(8) Riverside Gardens, Ltd.                              0    308,604    5,357,903    (5,666,507)
(5) Rolling Meadows Apts., Ltd.                  3,158,061    258,604    4,418,421       615,307
(5) Ardmore-Rolling Meadows of Ardmore, Ltd.     1,608,260    138,604    2,320,412       263,839
(5) Rolling Meadows of Chickasha, Limited                0    128,604    2,298,164    (2,426,768)
(15)Roper Mountain Apartments                            0    258,605    4,925,617    (5,184,222)
(7) Rosewood Manor Apartments                            0    508,604    5,328,672    (5,837,276)
(14)New Jersey, Ltd.                                     0    178,605    3,214,241    (3,392,846)
(10)Stephenville-Tarleton Arms                   2,029,126    238,604    2,832,970       212,039
(5) Oklahoma City-Town & Country Village                 0    408,604    7,307,195    (7,715,799)
(17)Caddo Parish-Villas South, Ltd.              5,286,683    298,604    6,019,236    (3,007,824)
(14)Eastwyck III, Ltd.  1,186,394                  108,605  1,790,877        8,226        109,016
(7) Warren Manor Apts., Ltd.-Property A and B            0    758,604   10,506,325    (11,264,929)
(7) Warren Woods Apartments, Ltd.                        0    308,605    4,697,009     (5,005,614)
(1) Westgate Associates Ltd.                             0    183,604    2,824,512     (3,008,116)
(14)Westwood Apartments Company, Limited                 0    233,605    4,168,757     (4,402,362)
(2) Wingate Associates Ltd.                      2,046,747    198,604    2,968,529        463,380
                                     ----------------------- ----------  ------------   ------------

                                            $  42,013,488   $10,619,983  $173,345,865 $(119,050,017)
                                             ===========     =========    ============  ============

                                                                                                                       Life on which
                                                                                                                     Depreciation in
                                                 Gross  Amount at which Carried At Close of Period
                                               --------------------------------------------------
                                                       Buildings and              Accumulated     Year of      Date   Statement is
Subsidiary Partnership's Residential Property   Land    Improvements     Total    Depreciation  Construction Acquired Computed(c)(d)
--------------------------------------------    ----    ------------     -----     ------------   ------------  --------  ----------

(9) Bay Village Company                         $ 334,015  $ 7,002,729  $ 7,336,744   $(3,878,414)        (c)   10/83      15-30
(12) Bethany Glen Associates                           0            0           0              0        (c)    10/83       10-30
(11) Grandview-Blue Ridge Manor, Limited         129,015    2,094,589    2,223,604    (1,231,437)       (c)     9/83          30
(4) Buena Vista Manor Apts. Ltd.                 294,581    5,012,912    5,307,493    (4,099,530)       (c)    11/83       20-30
(7) Canton Commons Apartments                          0            0            0             0         (c)    8/83         25
(18) Cedar Hill Apartments, Ltd.                  69,380    1,426,160    1,495,540      (643,674)         (c)     12/84    20-35
(10)Breckenridge-Chaparral Apartments II, Ltd.   124,015    2,183,751    2,307,766    (1,252,791)         (c)          9/83   30
(18)Char-mur Apartments                           57,009    1,120,045    1,177,054      (520,580)       (c)         12/84     35
(7) Clinton Plaza Apartments L. P.                    0             0            0             0         (c)          8/83    30
(7) Clinton Plaza Apartments #2 L. P.                 0             0            0             0         (c)        8/83      30
(18)Crossett Apartments, Ltd.                    63,801    1,254,376     1,318,177     (679,024)         (c)         12/84    30
(8) Cudahy Gardens, Ltd.                              0             0            0             0         (c)      9/83     10-30
(10)El Paso-Gateway East, Ltd.                  164,656    2,766,633     2,931,289   (1,631,167)     (c)          9/83     25-30
(7) Golf Manor Apartments, Ltd.                     0               0            0             0  (c)             8/83       25
(7) Grosvenor South Apartments L. P.                0               0            0             0   (c)            8/83        30
(7) Grosvenor South Apartments #2 L. P.             0               0            0             0  (c)            8/83         30
(3) Oakland-Keller Plaza                            0               0            0             0  (c)          9/83        15-30
(16)Lafayette Square Apartment's Ltd.           349,015     4,597,211    4,946,226    (2,606,186)  (c)          9/83       15-30
(8) San Diego-Logan Square Gardens Co.          309,015     5,563,247    5,872,262    (3,242,975)  (c)         9/83         7-30
(6) Los Caballeros Apartments                         0             0            0             0  (c)           9/83         30
(3) South Munjoy Associates Ltd.                      0             0            0             0  (c)         11/83        30-40
(13)Country, Ltd.                                     0             0            0             0   (c)           8/83       5-30
(13)Northbrook III, Ltd.                              0             0            0             0   (c)          8/83      30
(10)Forth Worth-Northwood Apartments, Ltd.      119,015     2,509,702    2,628,717    (1,448,416)  (c)          9/83       10-30
(10) Corpus Christi-Oso Bay Apartments, Ltd.    159,015     2,715,582    2,874,597    (1,558,573)  (c)          9/83     27.5-30
(8) Pacific Palms, Ltd.                               0             0            0             0  (c)           9/83        9-30
(14)Zeigler Blvd., Ltd.                         219,016     4,130,309    4,349,325    (1,995,361)  (c)          8/83        40
(14)Parktowne, Ltd.                                   0             0            0             0   (c)          8/83      15-30
(8) Riverside Gardens, Ltd.                           0             0            0             0  (c)          9/83       15-30
(5) Rolling Meadows Apts., Ltd.                 259,015     5,033,317    5,292,332    (3,071,207)  (c)         11/83      27
(5) Ardmore-Rolling Meadows of Ardmore, Ltd.    118,015     2,604,840    2,722,855    (1,562,520)  (c)          9/83      15-30
(5) Rolling Meadows of Chickasha, Limited             0             0            0             0  (c)          11/83      27
(15)Roper Mountain Apartments                         0             0            0             0   (c)         8/83      25
(7) Rosewood Manor Apartments                         0             0            0             0  (c)           9/83      30
(14)New Jersey, Ltd.                                  0             0            0             0   (c)          8/83      30
(10)Stephenville-Tarleton Arms                  239,015     3,044,598    3,283,613    (1,783,178)  (c)          9/83       15-40
(5) Oklahoma City-Town & Country Village              0             0            0             0  (c)           9/83       10-30
(17)Caddo Parish-Villas South, Ltd.              299,015     3,011,001   3,310,016    (3,011,001)  (c)          9/83       15-30
(14)Eastwyck III, Ltd.  1,186,394              1,798,692     1,907,708   (904,777)                 (c)          8/83        30
(7) Warren Manor Apts., Ltd.-Property A and B         0             0            0          0       (c)        8/83         25
(7) Warren Woods Apartments, Ltd.                     0             0            0          0      (c)         8/83         25
(1) Westgate Associates Ltd.                          0             0            0          0      (c)         11/83         40
(14)Westwood Apartments Company, Limited               0            0            0          0       (c)         8/83      15-30
(2) Wingate Associates Ltd.                      199,016    3,431,497    3,630,513  (1,230,436)     (c)        11/83      30-40
                                                ----------  ---------   ---------   --------      -----     -------      ------

                                              $3,614,640  $61,301,191  $64,915,831   $(36,351,247)
                                               =========  ==========   ===========   ============

(a) Properties are subject to mortgage notes and purchase money notes, as shown above.
(b) No carrying costs have been capitalized since all properties were acquired after completion of construction.
(c) Since all properties were acquired as operating properties, depreciation is computed using primarily the straight line method over the estimated useful lives determined by the Partnership date of acquisition.
(d) Furniture and fixtures, included in building and improvements, are depreciated primarily by the straight line method over the estimated useful lives ranging from 5 to 15 years.
(e) These amounts differ from the amounts presented in the audited financial statements of these subsidiary partnerships due to a difference in accounting between these partnerships and the other forty-one subsidiary partnerships. This difference, which is significant to the individual subsidiary partnerships, relates to discounts on the respective mortgages payable and the related acquisition cost and current carrying value of property and equipment.

Geographic Locations: (1) Vermont, (2) New Hampshire, (3) Maine, (4) Tennessee,
(5) Oklahoma, (6) Colorado, (7) Michigan, (8) California, (9) Massachusetts,
(10) Texas, (11) Missouri, (12) Arizona, (13) Mississippi, (14) Alabama, (15) South Carolina, (16) New Mexico, (17) Louisiana, (18) Arkansas

                                      Cost  of  Property  and Equipment                           Accumulated Deprecitaion
                                    --------------------------------------                 --------------------------------------
                                                   Year Ended                                             Year Ended
                                February 28,       February 29,    February 28,        February 28,      February 29,   February 28,
                                   2001               2000             1999               2001               2000             1999
                                   ----               ----             ----               ----               ----             ----

Balance at beginning of period   $84,972,630      $127,567,824      $149,785,384      $45,259,984       $67,944,464      $74,871,603
Additions during period:
  Improvements                       441,990           676,231           518,621
  Depreciation expense                                                                  1,606,397         2,569,844        4,145,148
Reductions during period:
  Dispositions                  (20,498,789)      (43,174,701)      (19,545,109)     (10,515,134)      (25,254,324)     (11,072,287)
  Loss on impairment of assets              0         (96,724)       (3,191,072)                0                 0                0
                                --------------  --------------      ------------     -------------     -------------    -----------

Balance at end of period         $64,915,831     $  84,972,630      $127,567,824      $36,351,247       $45,259,984      $67,944,464
                                  ==========      ============       ===========       ==========        ==========       ==========

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