Form 10-Q
period 2001-05-31
CAMBRIDGE RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
filed 2001-07-02
CIK 718915

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
------ 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2001

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR
------ 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-12634

                           CAMBRIDGE + RELATED HOUSING
                         PROPERTIES LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


         Massachusetts                                 13-3161322
---------------------------------                   -----------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)


625 Madison Avenue, New York, New York                   10022
--------------------------------------              --------------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code (212)421-5333

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              --   --

                         PART I - Financial Information

Item 1.  Financial Statements

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                  ============      ============
                                                     May 31,        February 28,
                                                      2001              2001
                                                  ------------      ------------
ASSETS
Property and equipment, net of
  accumulated depreciation of
  $21,567,022 and $25,049,936,
  respectively                                     $15,929,910       $19,378,524
Property and equipment-held for
  sale, net of accumulated
  depreciation of $14,544,286
  and $11,301,311, respectively                     11,825,300         9,186,060
Cash and cash equivalents                            1,379,123         2,477,459
Cash - restricted for tenants'
  security deposits                                    282,552           283,593
Mortgage escrow deposits                             5,725,792         5,611,034
Rents receivable                                        96,549           251,411
Prepaid expenses and other assets                      451,989           547,053
                                                  ------------      ------------
Total assets                                       $35,691,215       $37,735,134
                                                  ============      ============

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (continued)

                                                  ============     ============
                                                     May 31,       February 28,
                                                      2001             2001
                                                  ------------     ------------
LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
  Mortgage notes payable                          $ 20,530,993     $ 21,211,953
  Purchase money notes payable
    (Note 2)                                        20,394,684       20,801,534
  Due to selling partners (Note 2)                  30,276,329       30,460,518
  Accounts payable, accrued expenses
    and other liabilities                            1,606,743        1,842,834
  Tenants' security deposits payable                   282,552          283,593
  Due to general partners of
    subsidiaries and their affiliates                  109,282          222,280
  Due to general partners and affiliates             1,915,421        1,894,730
  Distribution payable                                       0          516,300
                                                  ------------     ------------
  Total liabilities                                 75,116,004       77,233,742
                                                  ------------     ------------
  Minority interest                                     33,610           33,648
                                                  ------------     ------------
  Commitments and contingencies
  (Note 5)
Partners' deficit:
  Limited partners                                 (38,615,288)     (38,688,406)
  General partners                                    (843,111)        (843,850)
                                                  ------------     ------------
Total partners' deficit                            (39,458,399)     (39,532,256)
                                                  ------------     ------------
Total liabilities and partners' deficit           $ 35,691,215     $ 37,735,134
                                                  ============     ============

          See Accompanying Notes to Consolidated Financial Statements.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                 ==============================
                                                       Three Months Ended
                                                            May 31,
                                                 ------------------------------
                                                     2001               2000
                                                 ------------------------------
Revenues:
Rentals, net                                     $ 2,952,348        $ 3,506,286
Other                                                104,373             91,557
Loss on sale
  of properties
  (Note 4)                                           (68,323)                 0
                                                 -----------        -----------
Total revenues                                     2,988,398          3,597,843
                                                 -----------        -----------
Expenses
Administrative and management                        880,374            952,967
Administrative and management-
  related parties (Note 3)                           387,293            406,189
Operating                                            694,797            589,607
Repairs and maintenance                              641,136            889,427
Taxes and insurance                                  351,726            445,008
Interest                                             571,949            809,081
Depreciation                                         288,023            402,444
                                                 -----------        -----------
Total expenses                                     3,815,298          4,494,723
                                                 -----------        -----------
Loss before
  minority interest
  and extraordinary
  item                                              (826,900)          (896,880)
Minority interest in
  income
  of subsidiaries                                       (462)              (662)
                                                 -----------        -----------
Loss before
  extraordinary
  item                                              (827,362)          (897,542)
Extraordinary item-
  forgiveness of
  indebtedness
  income (Note 4)                                    901,219                  0
                                                 -----------        -----------
Net income (loss)                                $    73,857        $  (897,542)
                                                 ===========        ===========

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)
                                   (continued)

                                                  =============================
                                                        Three Months Ended
                                                             May 31,
                                                  -----------------------------
                                                    2001                2000
                                                  -----------------------------
Loss before
  extraordinary
  item - limited
  partners                                        $(819,088)          $(888,567)
Extraordinary item -
  limited partners                                  892,206                   0
                                                  ---------           ---------
Net income (loss) -
  limited partners                                $  73,118           $(888,567)
                                                  =========           =========
Number of limited
  Partnership
  units outstanding                                  10,038              10,038
                                                  =========           =========
Loss before
  extraordinary
  item per limited
  partnership unit                                $  (81.60)          $  (88.52)
Extraordinary item
  per limited
  partnership unit                                    88.88                   0
                                                  ---------           ---------
Net income (loss)
  per limited
  partnership unit                                $    7.28           $  (88.52)
                                                  =========           =========

          See Accompanying Notes to Consolidated Financial Statements.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Consolidated Statement of Partners' Deficit
                                   (Unaudited)

                         ==========================================
                                          Limited          General
                              Total       Partners         Partners
                         ------------------------------------------
Balance-
  March 1, 2001          $(39,532,256)   $(38,688,406)   $(843,850)
Net income -
  three months ended
  May 31, 2001                 73,857          73,118          739
                          -----------      ----------     --------
Balance-
 May 31, 2001            $(39,458,399)   $(38,615,288)   $(843,111)
                          ===========      ==========     ========

          See Accompanying Notes to Consolidated Financial Statements.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                   ============================
                                                        Three Months Ended
                                                             May 31,
                                                   ----------------------------
                                                       2001             2000
                                                   ----------------------------
Cash flows from operating activities:
Net income(loss)                                   $    73,857      $  (897,542)
                                                    ----------       ----------
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
Loss on sale of properties
  (Note 4)                                              68,323                0
Extraordinary item - forgiveness
  of indebtedness income (Note 4)                     (901,219)               0
  Depreciation                                         288,023          402,444
Minority interest in income
  of subsidiaries                                          462              662
Increase in cash-restricted
  for tenants' security deposits                        (3,929)            (161)
Decrease (increase) in mortgage
  escrow deposits                                        8,655         (204,233)
Decrease in rents receivable                           154,862            9,533
Decrease (increase) in prepaid
  expenses and other assets                             89,088          (43,485)
Increase in due to selling partners                    551,435          569,928
(Decrease) increase in accounts payable,
  accrued expenses and other liabilities              (326,553)       3,038,424
(Decrease) increase in tenants'
  security deposits payable                             (2,250)             161
Increase in due to general partners
  of subsidiaries and their affiliates                  92,947           27,830
Decrease in due to general partners of
  subsidiaries and their affiliates                   (112,998)            (336)
Increase (decrease) in due to
  general partners and affiliates                       60,899         (238,594)
                                                    ----------       ----------
Total adjustments                                      (32,255)       3,562,173
                                                    ----------       ----------
Net cash provided by
  operating activities                                  41,602        2,664,631
                                                    ----------       ----------

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)


                                            ====================================
                                                      Three Months Ended
                                                           May 31,
                                          --------------------------------------
                                                 2001                  2000
                                          --------------------------------------
Cash flows from investing activities:
Proceeds from sale of properties              475,000                         0
Acquisitions of property and
  equipment                                  (127,741)                  (78,269)
Increase in mortgage escrow deposits         (148,020)                  (91,618)
                                          ------------              ------------

Net cash provided by (used in)
  investing activities                        199,239                  (169,887)
                                          ------------              ------------

Cash flows from financing activities:
Principal payments of mortgage
  notes payable                              (680,960)                 (238,952)
Increase in minority interest                    (500)                     (134)
Distributions paid to partners               (516,300)               (1,004,200)
Payments to selling partners                 (141,417)               (1,693,978)
                                          ------------              ------------
Net cash used in financing activities      (1,339,177)               (2,937,264)
                                          ------------              ------------
Net decrease in cash and
  cash equivalents                         (1,098,336)                 (442,520)
                                          ------------              ------------
Cash and cash equivalents at
  beginning of period                       2,477,459                 3,431,673
                                          ------------              ------------
Cash and cash equivalents at
  end of period                           $ 1,379,123               $ 2,989,153
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

                                            ===================================
                                                   Three Months Ended
                                                       May 31,
                                            -----------------------------------
                                              2001                      2000
                                            -----------------------------------
Supplemental disclosures of
 noncash activities:
Forgiveness of indebtedness
Decrease in purchase money
  notes payable                             $(406,850)               $(2,131,500)
Decrease in due to selling partners          (494,368)                (1,414,478)
Increase in accounts payable,
  accrued expenses and
  other liabilities                                 0                  3,545,978

Summarized below are the components
 of the gain on sale of properties:
Decrease in property and
  equipment, net of accumulated
  depreciation                                649,092                          0
Decrease in cash-restricted for
  tenants' security deposits                    4,970                          0
Decrease in mortgage escrow deposits           24,607
Decrease in prepaid expenses and
  other assets                                  5,976                          0
Increase in accounts payable, accrued
  expenses and other liabilities               90,462                          0
Increase in tenants' security
  deposits payable                              1,209                          0
Decrease in due to general
  partners of subsidiaries and
  their affiliates                            (92,947)                         0
Decrease in due to selling partners           (99,838)                         0
Decrease in due to general partner
  and their affiliates                        (40,208)                         0

          See Accompanying Notes to Consolidated Financial Statements.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  May 31, 2001
                                   (Unaudited)

NOTE 1 - GENERAL

The consolidated financial statements for the three months ended May 31, 2001 and 2000, include the accounts of Cambridge + Related Housing Properties Limited Partnership, a Massachusetts limited partnership (the "Partnership"), and nineteen and twenty-four Subsidiary Partnerships ("Subsidiaries", "Subsidiary Partnerships" or "Local Partnerships"), respectively. The Partnership is a limited partner, with an ownership interest of 98.99% in each of the Subsidiary Partnerships. Through the rights of the Partnership and/or one of its general partners (a "General Partner"), which General Partner has a contractual obligation to act on behalf of the Partnership, the right to remove the local general partner of the Subsidiary Partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the Subsidiary Partnerships.

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

Losses attributable to minority interests which exceed the minority interests' investment in a Subsidiary have been charged to the Partnership. Such losses aggregated approximately $0 for both the three months ended May 31, 2001 and 2000, respectively. The Partnership's investment in each Subsidiary is equal to the respec-

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  May 31, 2001
                                   (Unaudited)

tive Subsidiary's partners' equity less minority interest capital, if any.

These unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended February 28, 2001. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of May 31, 2001, the results of operations and cash flows for the three months ended May 31, 2001 and 2000. However, the operating results for the three months ended May 31, 2001 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. It is suggested that these consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's February 28, 2001 Annual Report on Form 10-K.

NOTE 2 - PURCHASE MONEY NOTES PAYABLE

Nonrecourse Purchase Money Notes (the "Purchase Money Notes") were issued to the selling partners of the Subsidiary Partnerships as part of the purchase price, and are secured only by the Partnership's interest in the Subsidiary Partnership to which the Purchase Money Note relates.

The Purchase Money Notes, which provide for simple interest, will not be in default if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding Subsidiary Partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. As of May 31, 2001, the maturity dates of the Purchase Money Notes associated with the remaining properties owned by the Subsidiary Partnerships were extended for three to five years (see below). Any interest not paid currently accrues, without further interest thereon, through the extended due date of each of the Purchase

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  May 31, 2001
                                   (Unaudited)

Money Notes, respectively. Continued accrual of such interest without payment would impact the effective rate of the Purchase Money Notes, specifically by reducing the current effective interest rate of 9%. The exact effect is not determinable inasmuch as it depends on the actual future interest payments and ultimate repayment dates of the Purchase Money Notes. Unpaid interest of $30,185,739 and $30,335,470 at May 31, 2001 and February 28, 2001, respectively, has been accrued and is included in the caption due to selling partners. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds from the sale or refinancing of the apartment complex, or in some cases the Local Partnerships interest ("Local Partnership Interest") to which the Purchase Money Note relates.

The Partnership was permitted to extend the term of the Purchase Money Notes for up to five additional years. In connection with such extensions, the Partnership incurred an extension fee of 1/2% per annum of the outstanding principal balance of the Purchase Money Notes. The Partnership sent an extension notice to each Purchase Money Note holder that pursuant to the Purchase Money Note, it was extending the maturity. However in certain cases, the Partnership did not pay the extension fee at that time, deferring such payment to the future. Extension fees in the amount of $873,470 were incurred by the Partnership through May 31, 2001. All Purchase Money Notes are now extended with maturity dates ranging from July 2001 to December 2004. Extension fees of $392,967 were accrued and added to the Purchase Money Notes balance.

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

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  May 31, 2001
                                   (Unaudited)

Money Notes are without personal recourse to either the Partnership or any of its partners and the sellers' recourse, in the event of non-payment, would be to foreclose on the Partnership's interests in the respective Local Partnerships.

During the three months ended May 31, 2001 and 2000, the Partnership received cash flow distributions aggregating $36,801 and $43,500, respectively, of which $22,083 and $26,100 was used to pay interest on the Purchase Money Notes. In addition, the Partnership received a distribution of proceeds from the sales of Local Partnerships aggregating $88,378 and $3,461,611 of which $84,877 and $1,667,877 was used to pay principal and interest on the Purchase Money Notes during the three months ended May 31, 2001 and 2000, respectively.

NOTE 3 - RELATED PARTY TRANSACTIONS

The costs incurred to related parties for the three months ended May 31, 2001 and 2000 were as follows:

                                             ==================================
                                                     Three Months Ended
                                                          May 31,
                                             ----------------------------------
                                                2001                     2000
                                             ----------------------------------
Partnership management fees (a)              $241,953                   $241,710
Expense reimbursement (b)                      30,458                     25,455
Property management fees
  incurred to affiliates of
  the General Partners (c)                          0                     28,298
Local administrative fee (d)                    4,000                      5,000
                                             --------                   --------
Total general and administrative-
  General Partners                            276,411                    300,463
                                             --------                   --------
Property management fees
  incurred to affiliates of the
  Subsidiary Partnerships'
  general partners (c)                        110,882                     98,121
Subsidiary Partnerships'
  general partners incentive fee (e)                0                      7,605
                                             --------                   --------
Total general and
  administrative-related parties             $387,293                   $406,189
                                             ========                   ========

(a) After all other expenses of the Partnership are paid, an annual Partnership management fee of up to .5% of invested assets is

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  May 31, 2001
                                   (Unaudited)

payable to the Partnership's General Partners and affiliates. Partnership management fees owed to the General Partners amounting to approximately $1,234,000 and $1,092,000 were accrued and unpaid as of May 31, 2001 and February 28, 2001, respectively. The General Partners' fees are being paid currently, other than the Partnership Management fees that were accrued and continue to be deferred.

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

(c) Property management fees incurred by Local Partnerships to affiliates of the Local Partnerships amounted to $110,882 and $126,419 for the three months ended May 31, 2001 and 2000, respectively. Of such fees $0 and $28,298, respectively, were incurred to a company which is also an affiliate of the General Partners.

(d) Cambridge/Related Housing Associates Limited Partnership, the special limited partner of each of the Subsidiary Partnerships, owning .01%, is entitled to receive a local administrative fee of up to $2,500 per year from each Subsidiary Partnership.

(e) The Partnership entered into an agreement with the local general partner of Parktowne Ltd. and Westwood Apartment Company Ltd., which provides for an annual incentive fee based on cash flow distributed from the respective properties. Such fee amounted to $0 and $7,605 for the three months ended May 31, 2001 and 2000, respectively.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  May 31, 2001
                                   (Unaudited)

NOTE 4 - SALE OF PROPERTIES

GENERAL

The Partnership is currently in the process of winding up its operations and disposing of its investments. It is anticipated that this process will take a number of years. As of May 31, 2001, the Partnership has disposed of twenty-six of its forty-four original investments. Six additional investments are listed for sale and the Partnership anticipates that the twelve remaining investments will be listed for sale by December 31, 2002. There may be no assurance as to when the Partnership will dispose of its last remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

On January 17, 2000, Rolling Meadows Apartments, Ltd. ("Rolling Meadows") entered into an agreement for the purchase and sale of real estate with an unaffiliated third party purchaser for a purchase price of $2,400,000. This contract was terminated on April 30, 2001. Rolling Meadows entered into a new agreement for the purchase and sale of real estate to a different unaffiliated third party purchaser for a purchase price of $2,350,000, which was subsequently reduced to $1,925,000. The sale is expected to occur in August 2001. No assurances can be given that the sale will actually occur.

On April 28, 2000, the property and the related assets and liabilities of Pacific Palms were sold to a third party purchaser for approximately $4,900,000, resulting in a gain of approximately $2,554,000. The Partnership used approximately $1,668,000 of the net proceeds to settle the associated Purchase Money Note and accrued interest thereon which had a total outstanding balance of approximately $5,214,000, resulting in forgiveness of indebtedness of approximately $3,546,000. The Partnership netted approximately $1,940,000 of cash which was placed into working capital to pay Partnership expenses.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  May 31, 2001
                                   (Unaudited)

On March 16, 2001, the property and the related assets and liabilities of Char-Mur Apartments ("Char-Mur") were sold to an unaffiliated third party purchaser for $475,000, resulting in a loss in the amount of approximately $68,000. The Partnership used approximately $85,000 to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $986,000, resulting in forgiveness of indebtedness income of approximately $901,000.

On April 19, 2001, San Diego - Logan Square Gardens Company ("Logan Square") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $9,500,000. The closing is expected to occur in November 2001. No assurances can be given that the sale will actually occur.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The following disclosure includes changes and/or additions to disclosures regarding the Subsidiary Partnership which were included in the Partnership's Annual Report on Form 10-K for the period ended February 28, 2001.

a)  Purchase Money Notes

As part of the purchase price of its investment in the Local Partnerships, the Partnership issued approximately $61,029,000 of Purchase Money Notes. As of May 31, 2001, unpaid accrued interest on the Purchase Money Notes amounted to approximately $30,185,739. The principal of and all accrued interest on the Purchase Money Notes is due at maturity. The Partnership was permitted to extend the term of the Purchase Money Notes for up to five additional years. In connection with such extensions, the Partnership incurred an extension fee of 1/2% per annum of the outstanding principal balance of the assets. The Partnership sent an extension notice to each Purchase Money Note holder that pursuant to the note, it was extending the maturity. However in certain cases, the Partnership did not pay the extension fee at that time, deferring such payment to the future. The holders of the

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  May 31, 2001
                                   (Unaudited)

Note could argue that until the fee is paid the Note has not been properly extended.

b)  Legal Proceedings

On or about July 24, 2000, three partnerships controlled by one of the Purchase Money Note holders commenced litigation in the Circuit Court of Jefferson County, Alabama against the Partnership, captioned as follows: MOBILE EASTWYCK III APARTMENTS, LTD. V. SHEARSON + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP ET AL., CV-00-4431, MOBILE APARTMENTS, LTD. V. SHEARSON + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP ET AL., CV-00-4432, and ZEIGLER PARTNERS LTD. V. SHEARSON + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP ET AL., CV-00-4433 (collectively, the "Litigations"). The Litigation commenced by Mobile Apartments, Ltd. has been voluntarily dismissed by the plaintiff in favor of an interpleader action described below.

The plaintiffs in each of the Litigations sold their interest in certain limited partnerships to the Partnership. The interests that were sold to the Partnership consisted of limited partnerships that own low-income housing properties located in Mobile, Alabama (the "Alabama Limited Partnerships"). The Complaints allege that, as payment for a portion of the purchase price of the Partnership's acquired interest in the Alabama Limited Partnership, the plaintiffs took a Purchase Money Note from the Partnership, and the Partnership pledged its right title and interest in the Alabama Limited Partnerships as security for the Purchase Money Notes. The Complaints allege that the Partnership has defaulted in its obligations under the Purchase Money Notes, and that the plaintiffs are entitled to sell the Partnership's interests in the Alabama Limited Partnerships and the underlying property to pay off the Purchase Money Notes.

The Partnership has vigorously contested the Litigations, claiming that, among other things, the Purchase Money Notes are not in default, that the Purchase Money Note holder has breached his fiduciary duty to the Partnership as general partner of the Alabama Limited Partnerships, and that the Purchase Money Note holder assigned 25% of the Purchase Money Notes to third parties

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  May 31, 2001
                                   (Unaudited)

who are not joined in the Litigations. While the Partnership intends to continue to contest the Litigations, because the Litigations are in their earliest stages and no discovery has taken place, management is unable at this time to evaluate the likelihood of an unfavorable outcome or whether the resulting liability, if any, would have a material adverse effect on the financial condition of the Partnership.

In or about March 2001, Wallace, Jordan, Ratliff, and Brandt, L.L.C. ("Wallace Jordan"), as Escrow Agents, commenced an interpleader action in the Circuit Court of Jefferson County, Alabama entitled WALLACE, JORDAN, RATLIFF, AND BRANDT, LLC V. SHEARSON + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP ET AL., CV-01-001155 (the "Interpleader Action"). The Interpleader Action seeks to resolve competing claims to $125,000 which is held in escrow by Wallace Jordan following the sale of the property known as Southbay, which was owned by the Local Partnership known as New Jersey, Ltd. The Partnership does not expect to have any liability as a result of the Interpleader Action because the action seeks only to resolve the claims of $125,000 paid into Court; however, because the Interpleader Action is in its earliest stages and no discovery has taken place, management is unable at this time to evaluate the likelihood of an unfavorable outcome or whether such an outcome would have a material adverse effect on the financial condition of the Partnership. The Partnership and the plaintiffs have recently engaged in meaningful settlement negotiations which the Partnership is hopeful will lead to a resolution of these litigations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary sources of funds are (i) cash distributions from operations (ii) cash distributions from sales of the Local Partnerships in which the Partnership has invested, (iii) interest earned on funds and (iv) cash in working capital reserves. All of these sources of funds are available to meet the obligations of the Partnership.

During the three months ended May 31, 2001 and 2000, the Partnership received cash flow distributions aggregating $36,801 and $43,500, respectively, of which $22,083 and $26,100, respectively, was used to pay interest on the Purchase Money Notes. In addition, the Partnership received a distribution of proceeds from the sales of Local Partnerships aggregating $88,378 and $3,461,611, of which $84,877 and $1,667,877 was used to pay principal on the Purchase Money Notes during the three months ended May 31, 2001 and 2000, respectively.

During the three months ended May 31, 2001, cash and cash equivalents of the Partnership and its nineteen consolidated Local Partnerships decreased approximately ($1,098,000). This decrease was primarily due to principal payments of mortgage notes payable ($681,000), an increase in mortgage escrow deposits ($148,000), distributions paid to partners ($516,000), payments to selling partners ($141,000), and acquisitions of property and equipment ($128,000) which exceeded cash provided by operating activity ($42,000) and proceeds from the sale of properties ($475,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is loss on sale of properties ($68,000), forgiveness of indebtedness income ($901,000) and depreciation ($288,000).

The Partnership has a working capital reserve of approximately $833,000 at May 31, 2001. The working capital reserve is temporarily invested in money market accounts which can be easily liquidated to meet obligations as they arise. The General Partners believe that the Partnership's reserves, net proceeds from future sales and future cash flow distributions will be adequate for its operating needs, and plan to continue investing available reserves in short term investments. In March 2001 and 2000, a distribution of approximately $511,000 and $994,000 and $5,000 and $10,000 was paid to the limited partners and General Partners, respec-tively, from net proceeds from the sale of properties. None of the total distributions of approximately $516,000 and $1,004,000 for the three months ended May 31, 2001, was deemed to be a return of capital in accordance with GAAP.

Partnership management fees owed to the General Partners amounting to approximately $1,234,000 and $1,092,000 were accrued and unpaid as of May 31, 2001 and February 28, 2001, respectively. The General Partners' fees are being paid currently, other than the Partnership management fees that were accrued and continue to be deferred.

The Local Partnerships that receive government assistance are subject to low-income use restrictions which limit the owners' ability to sell or refinance the properties. In order to maintain the existing inventory of affordable housing, Congress passed a series of related acts including the Emergency Low Income Preservation Act of 1987, the Low-Income Housing Preservation and Resident Homeownership Act of 1990 (together the "Preservation Acts") and the Housing Opportunity Program Extension Act of 1996 (the "1996 Act"). In exchange for maintaining the aforementioned use restrictions, the Preservation Acts provided financial incentives for owners of government assisted properties. The 1996 Act provided financial assistance by funding the sale of such properties to not-for-profit owners and also restores the owners ability to prepay their U.S. Department of Housing and Urban Development ("HUD") mortgage and convert the property to condominiums or market-rate rental housing. Local general partners had filed for incentives under the Preservation Acts or the 1996 Act for the following local partnerships: San Diego - Logan Square Gardens Company, Albuquerque - Lafayette Square Apts. Ltd., Westgate Associates Limited, Riverside Gardens Limited Partnership, Pacific Palms, Canton Commons Associates, Rosewood Manor Associates, Bethany Glen Associates and South Munjoy Associates, Limited. As of May 31, 2001, all of these Local Partnerships were sold except for Logan Square and Lafayette Square. The Preservation Acts have subsequently been repealed or revoked. The Local General Partner of the Logan Square and Lafayette Square Properties is currently negotiating purchase and sale contracts.

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

RESULTS OF OPERATIONS

The results of operations of the Partnership, as well as the Local Partnerships, remained fairly consistent during the three months ended May 31, 2001 and 2000, excluding Pacific Palms, Westwood Apartments Company, Ltd., Parktowne, Ltd., Westgate Associates, Limited, New Jersey, Ltd. and Char-Mur Apartments, which sold their properties (collectively the "Sold Assets"), and administrative and management, operating and repairs and maintenance.

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

Rental income decreased approximately 16% for the three months ended May 31, 2001, as compared to 2000. Excluding the Sold Assets, rental income increased approximately 4%, primarily due to rental rate increases and decreases in vacancies at several Local Partnerships.

Other income increased approximately $13,000 for the three months ended May 31, 2001, as compared to 2000. Excluding the Sold Assets, such income increased approximately $27,000, primarily due to an increase in interest income on higher replacement reserve balances at four Local Partnerships.

Total expenses, excluding the Sold Assets, administrative and management, operating and repairs and maintenance remained fairly consistent with an increase of approximately 1% for the three months ended May 31, 2001, as compared to 2000.

Administrative and management decreased approximately 8% for the three months ended May 31, 2001, as compared to 2000. Excluding the Sold Assets, administrative and management increased approximately 12%, primarily due to an increase in legal fees at the Partnership level.

Operating increased approximately 18% for the three months ending Mary 31, 2001, as compared to 2000. Excluding the Sold Assets, operating increased approximately 34%, primarily due to an increase in utility costs and usage at two Local Partnerships.

Repairs and maintenance decreased approximately 28% for the three months ended May 31, 2001, as compared to 2000. Excluding the Sold Assets, repairs and maintenance decreased approximately 12%, primarily due to the correction of deficiencies noted on HUD inspections at two Local Partnerships in 2000.

Taxes and insurance, interest and depreciation expense decreased approximately ($93,000), ($237,000) and ($114,000), respectively, for the three months ended May 31, 2001, respectively, as compared to 2000, primarily due to decreases relating to the Sold Assets. Excluding the Sold Assets, taxes and insurance and interest increased (decreased) approximately ($6,000) and $1,000, respectively, for the three months ended May 31, 2001 as compared to 2000. Excluding the Sold Assets, Buena Vista Manor Apartments, Ltd., Zeigler Boulevard, Ltd., Eastwyck III, Ltd., Rolling Meadows Apartments, Ltd., Wingate Associates, Limited, and San Diego-Logan Square Gardens Company for depreciation only, depreciation expense remained fairly consistent with an increase of approximately $2,000 for the three months ended May 31, 2001 as compared to 2000. These six properties are not depreciated during the period because they are classified as assets held for sale.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

None

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings - This information is incorporated by reference in
Note 5 to the Financial Statements.

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

Date:  June 29, 2001

                   By:/s/ Alan P. Hirmes
                      ------------------
                      Alan P. Hirmes,
                      President and Principal
                      Executive and Financial Officer

Date:  June 29, 2001

                   By:/s/ Glenn F. Hopps
                      ------------------
                      Glenn F. Hopps,
                      Treasurer and
                      Principal Accounting Officer

               By: RELATED HOUSING PROGRAMS
                   CORPORATION, a General Partner

Date:  June 29, 2001

                   By:/s/ Alan P. Hirmes
                      ------------------
                      Alan P. Hirmes,
                      President and Principal
                      Executive Financial Officer

Date:  June 29, 2001

                   By:/s/ Glenn F. Hopps
                      ------------------
                      Glenn F. Hopps,
                      Treasurer and
                      Principal Accounting Officer