Form 10-Q
period 2001-08-31
CAMBRIDGE RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
filed 2001-09-27
CIK 718915

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
------


For the quarterly period ended August 31, 2001

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
------

                         Commission File Number 0-12634

                           CAMBRIDGE + RELATED HOUSING
                         PROPERTIES LIMITED PARTNERSHIP
                         ------------------------------
             (Exact name of registrant as specified in its charter)


         Massachusetts                                        13-3161322
----------------------------------------                 -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


625 Madison Avenue, New York, New York                       10022
---------------------------------------                    ----------
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
                           Consolidated Balance Sheets
                                   (Unaudited)

                                             AUGUST 31,     FEBRUARY 28,
                                               2001            2001
                                           -------------   -------------
ASSETS
Property and equipment, net of
  accumulated depreciation of
  $21,848,265 and $25,049,936,
  respectively                             $  15,740,114   $  19,378,524
Property and equipment-held for
  sale, net of accumulated
  depreciation of $14,600,764
  and $11,301,311, respectively               11,786,672       9,186,060
Cash and cash equivalents                        825,029       2,477,459
Cash - restricted for tenants'
  security deposits                              281,717         283,593
Mortgage escrow deposits                       5,814,503       5,611,034
Rents receivable                                 192,502         251,411
Prepaid expenses and other assets                973,230         547,053
                                           -------------   -------------
Total assets                               $  35,613,767   $  37,735,134
                                           =============   =============

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (continued)

                                             AUGUST 31,     FEBRUARY 28,
                                               2001            2001
                                           -------------   -------------
LIABILITIES AND PARTNERS'
  DEFICIT
Liabilities:
  Mortgage notes payable                    $ 20,401,289    $ 21,211,953
  Purchase money notes payable
    (Note 2)                                  18,893,634      20,801,534
  Due to selling partners (Note 2)            28,491,888      30,460,518
  Deferred revenue on sale of
    properties                                 3,729,275               0
  Accounts payable, accrued
    expenses and other liabilities             1,594,264       1,842,834
  Tenants' security deposits payable             281,717         283,593
  Due to general partners of
    subsidiaries and their affiliates            109,282         222,280
  Due to general partners and
    affiliates                                 2,050,774       1,894,730
  Distribution payable                                 0         516,300
                                           -------------   -------------
  Total liabilities                           75,552,123      77,233,742
                                           -------------   -------------
  Minority interest                               33,763          33,648
                                           -------------   -------------
  Commitments and contingencies
  (Note 5)
Partners' deficit:
  Limited partners                           (39,123,870)    (38,688,406)
  General partners                              (848,249)       (843,850)
                                           -------------   -------------
Total partners' deficit                      (39,972,119)    (39,532,256)
                                           -------------   -------------
Total liabilities and partners' deficit     $ 35,613,767    $ 37,735,134
                                           =============   =============

See Accompanying Notes to Consolidated Financial Statements.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                              THREE MONTHS ENDED                 SIX MONTHS ENDED
                                   AUGUST 31,                        AUGUST 31,
                     -----------------------------------    ----------------------------
                           2001              2000              2001             2000
                     -----------------------------------    ----------------------------
Revenues:
Rentals, net           $ 3,055,959         $ 3,468,883      $ 6,008,307      $ 6,975,169
Other                      102,380             153,229          206,753          244,786

(Loss) gain on sale
  of properties
  (Note 4)                 (19,299)          2,549,047          (87,622)       2,549,047
                      -------------        -----------     ------------      -----------
Total revenues           3,139,040           6,171,159        6,127,438        9,769,002
                      -------------        -----------     ------------      -----------
Expenses
Administrative and
  management               672,626             786,265        1,553,000        1,739,232
Administrative and
  management-
  related parties
  (Note 3)                 392,980             405,899          780,273          812,088
Operating                  551,499             560,221        1,246,296        1,149,828
Repairs and
  maintenance              782,255             845,575        1,423,391        1,735,002
Taxes and
  insurance                339,091             371,881          690,817          816,889
Interest                   575,756             764,567        1,147,705        1,573,648
Depreciation               337,721             399,586          625,744          802,030
                      -------------        -----------     ------------      -----------
Total expenses           3,651,928           4,133,994        7,467,226        8,628,717
                      -------------        -----------     ------------      -----------
(Loss) income before
  minority interest       (512,888)          2,037,165       (1,339,788)       1,140,285
Minority interest in
  income of subsidi-
  aries                       (832)            (27,946)          (1,294)         (28,608)
                      -------------        -----------     ------------      -----------
(Loss) income before
  extraordinary
  item                    (513,720)          2,009,219       (1,341,082)       1,111,677
Extraordinary item-
  forgiveness of
  indebtedness
  income (Note 4)               0            3,545,978          901,219        3,545,978
                      -------------        -----------     ------------      -----------
Net (loss) income     $   (513,720)        $ 5,555,197     $   (439,863)     $ 4,657,655
                      =============        ===========     ============      ===========

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                              THREE MONTHS ENDED                      SIX MONTHS ENDED
                                   AUGUST 31,                             AUGUST 31,
                      -----------------------------------    ---------------------------------
                           2001              2000                 2001             2000
                      -----------------------------------    ---------------------------------
(Loss) income before
  extraordinary
  item - limited
  partners             $      (508,583) $     1,989,127      $   (1,327,671)    $     1,100,560
Extraordinary item -
  limited partners                   0        3,510,518             892,207           3,510,518
                       ---------------  ---------------      ---------------    ---------------
Net (loss) income -
  limited partners     $      (508,583) $     5,499,645      $     (435,464)    $     4,611,078
                       ===============  ===============      ===============    ===============
Number of limited
  partnership
  units outstanding             10,038           10,038              10,038              10,038
                       ===============  ===============      ===============    ===============

(Loss) income before
  extraordinary
  item per limited
  partnership unit     $       (50.66)  $        198.16      $      (132.26)    $        109.64
Extraordinary item
  per limited
  partnership unit                  0            349.72               88.88              349.72
                       ---------------  ---------------      ---------------    ---------------
Net (loss) income
  per limited
  partnership unit     $       (50.66)  $        547.88      $       (43.38)    $        459.36
                       ===============  ===============      ===============    ===============



See Accompanying Notes to Consolidated Financial Statements.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Consolidated Statement of Partners' Deficit
                                   (Unaudited)

                                        LIMITED       GENERAL
                         TOTAL         PARTNERS       PARTNERS
                     -------------   -------------   ----------
Balance-
  March 1, 2001      $(39,532,256)   $(38,688,406)   $(843,850)
Net loss -
  six months ended
  August 31, 2001    $   (439,863)   $   (435,464)   $  (4,399)
                     -------------   -------------   ----------
Balance-
 August 31, 2001     $(39,972,119)   $(39,123,870)   $(848,249)
                     =============   =============   ==========


See Accompanying Notes to Consolidated Financial Statements.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                     SIX MONTHS ENDED
                                                        AUGUST 31,
                                                    2001          2000
                                                --------------------------
Cash flows from operating activities:

Net (loss) income                               $  (439,863)  $ 4,657,655
                                                -----------   -----------
Adjustments to reconcile net (loss)
  income to net cash used in
  operating activities:

Loss (gain) on sale of properties
  (Note 4)                                           87,622    (2,549,047)
Extraordinary item - forgiveness of
  indebtedness income (Note 4)                     (901,219)   (3,545,978)
Depreciation                                        625,744       802,030
Minority interest in income
  of subsidiaries                                     1,294        28,608
(Increase) decrease in cash-restricted
  for tenants' security deposits                     (3,094)       36,158
Decrease (increase) in mortgage
  escrow deposits                                    54,647      (178,476)
Decrease (increase) in rents receivable              58,909       (67,514)
Increase in prepaid expenses and
  other assets                                     (432,153)     (103,630)
Increase in due to selling partners                 967,017     1,109,306
Decrease in accounts payable,
  accrued expenses and other liabilities           (360,206)     (331,877)
Decrease in tenants' security
  deposits payable                                   (3,085)      (36,158)
Increase in due to general partners
  of subsidiaries and their affiliates               92,947        27,830
Decrease in due to general partners of
  subsidiaries and their affiliates                (112,998)       (2,836)
Increase (decrease) in due to general
  partners and affiliates                           196,252      (339,538)
                                                -----------   -----------
Total adjustments                                   271,677    (5,151,122)
                                                -----------   -----------
Net cash used in
  operating activities                             (168,186)     (493,467)
                                                -----------   -----------

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                                     SIX MONTHS ENDED
                                                         AUGUST 31,
                                                    2001           2000
                                                --------------------------
Cash flows from investing activities:

Proceeds from sale of properties                     475,000     4,593,628
Acquisitions of property and
  equipment                                         (237,038)     (193,040)
Increase in mortgage escrow deposits                (282,723)     (60,838)
                                                ------------   -----------
Net cash (used in) provided by
  investing activities                               (44,761)    4,339,750
                                                ------------   -----------

Cash flows from financing activities:
Principal payments of mortgage
  notes payable                                     (810,664)   (1,952,474)
(Decrease) increase in minority interest              (1,179)       67,628
Distributions paid to partners                      (516,300)   (1,004,200)
Increase in Purchase Money
  Note extension fees payable                         21,450        47,850
Principal payments of Purchase Money
  Notes payable                                     (110,707)            0
Payments to selling partners                         (22,083)   (1,693,978)
                                                ------------   -----------
Net cash used in financing activities             (1,439,483)   (4,535,174)
                                                ------------   -----------

Net decrease in cash and
  cash equivalents                                (1,652,430)     (688,891)

Cash and cash equivalents at
  beginning of period                              2,477,459     3,431,673
                                                ------------   -----------
Cash and cash equivalents at
  end of period                                 $    825,029   $ 2,742,782
                                                ============   ===========

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                                     SIX MONTHS ENDED
                                                         AUGUST 31,
                                                    2001           2000
                                                --------------------------
Supplemental disclosures of noncash activities:
Decrease in Purchase Money
  Notes payable                                 $ (1,496,670)            0
Decrease in due to selling
  partners                                        (2,234,480)            0

Summarized below are the
  components of forgiveness
  of indebtedness on sale of
  properties
Forgiveness of indebtedness
Decrease in purchase money
  notes payable                                     (321,973)   (2,131,500)
Decrease in due to selling
  partners                                          (579,246)   (1,414,478)

Summarized below are the
  components of the gain
  on sale of properties:
Decrease in property and
  equipment, net of accumulated
  depreciation                                       649,092     1,986,231
Decrease in cash-restricted for
  tenants' security deposits                           4,970             0
Decrease in mortgage escrow
  deposits                                            24,607             0
Decrease in prepaid expenses and
  other assets                                         5,976        23,132
Decrease in due to general partners
  of subsidiaries and their affiliates               (92,947)            0
Increase in accounts payable, accrued
  expenses and other liabilities                     109,761        35,218
Increase in tenants' security
  deposits payable                                     1,209             0
Decrease in due to selling partners                  (99,838)            0
Decrease in due to general partner
  and their affiliates                               (40,208)            0


See Accompanying Notes to Consolidated Financial Statements.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 August 31, 2001
                                   (Unaudited)

NOTE 1 - GENERAL

The consolidated financial statements for the six months ended August 31, 2001 and 2000, include the accounts of Cambridge + Related Housing Properties Limited Partnership, a Massachusetts limited partnership (the "Partnership"), and nineteen and twenty-four Subsidiary Partnerships ("Subsidiaries", "Subsidiary Partnerships" or "Local Partnerships"), respectively. The Partnership is a limited partner, with an ownership interest of 98.99% in each of the Subsidiary Partnerships. Through the rights of the Partnership and/or one of its general partners (a "General Partner"), which General Partner has a contractual obligation to act on behalf of the Partnership, the right to remove the local general partner of the Subsidiary Partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the Subsidiary Partnerships.

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

Losses attributable to minority interests which exceed the minority interests' investment in a Subsidiary have been charged to the Partnership. Such losses aggregated approximately $0 for both the three and six months ended August 31, 2001 and 2000, respectively. The Partnership's investment in each Subsidiary is equal to the respective Subsidiary's partners' equity less minority interest capital, if any.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 August 31, 2001
                                   (Unaudited)

These unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended February 28, 2001. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of August 31, 2001, the results of operations for the three and six months ended August 31, 2001 and 2000 and cash flows for the six months ended August 31, 2001 and 2000. However, the operating results for the six months ended August 31, 2001 may not be indicative of the results for the year.

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

The Purchase Money Notes, which provide for simple interest, will not be in default if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding Subsidiary Partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. As of August 31, 2001, the maturity dates of the Purchase Money Notes associated with the remaining properties owned by the Subsidiary Partnerships were extended for three to five years (see below). Any interest not paid currently accrues, without further interest thereon, through the extended due date of each of the Purchase Money Notes, respectively. Continued accrual of such interest without payment would impact the effective rate of the Purchase Money Notes, specifically by reduc-

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 August 31, 2001
                                   (Unaudited)

ing the current effective interest rate of 9%. The exact effect is not determinable inasmuch as it depends on the actual future interest payments and ultimate repayment dates of the Purchase Money Notes. Unpaid interest of $28,401,298 and $30,335,470 at August 31, 2001 and February 28, 2001,
respectively, has been accrued and is included in the caption due to selling partners. In general, the interest on and the principal of each Purchase Money
Note is also payable to the extent of the Partnership's actual receipt of proceeds from the sale or refinancing of the apartment complex, or in some cases the Local Partnerships interest ("Local Partnership Interest") to which the Purchase Money Note relates.

The Partnership was permitted to extend the term of the Purchase Money Notes for up to five additional years. In connection with such extensions, the Partnership incurred an extension fee of 1/2% per annum of the outstanding principal balance of the Purchase Money Notes. The Partnership sent an extension notice to each Purchase Money Note holder that pursuant to the Purchase Money Note, it was extending the maturity. However in certain cases, the Partnership did not pay the extension fee at that time, deferring such payment to the future. Extension fees in the amount of $883,670 were incurred by the Partnership through August 31, 2001. All Purchase Money Notes are now extended with maturity dates ranging from October 2001 to December 2004. Extension fees of $391,917 were accrued and added to the Purchase Money Notes balance.

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

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 August 31, 2001
                                   (Unaudited)

During the six months ended August 31, 2001 and 2000, the Partnership received cash flow distributions aggregating $66,320 and $43,500, respectively, of which $22,083 and $26,100 was used to pay interest on the Purchase Money Notes. In addition, the Partnership received a distribution of proceeds from the sales of Local Partnerships aggregating $163,458 and $3,572,961 of which $110,707 and $1,667,877 was used to pay principal and interest on the Purchase Money Notes during the six months ended August 31, 2001 and 2000, respectively.

NOTE 3 - RELATED PARTY TRANSACTIONS

The costs incurred to related parties for the three and six months ended August 31, 2001 and 2000 were as follows:

                                             THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                  AUGUST 31,                       AUGUST 31
                                         --------------------------          ----------------------
                                            2001             2000               2001         2000
                                         --------------------------          ----------------------
Partnership management
 fees (a)                                $241,954          $241,709          $483,907      $483,419
Expense reimbursement
 (b)                                       47,568            22,923            78,026        48,378
Property management
 fees incurred to affiliates
of the General Partners (c)                     0            33,458                 0        61,756
Local administrative fee (d)                4,000             4,000             8,000         9,000
                                         --------          --------          --------      --------
Total general and
administrative-General
Partners                                  293,522           302,090           569,933       602,553
                                         --------          --------          --------      --------
Property management fees
  incurred to affiliates of the
  Subsidiary Partnerships'
  general partners (c)                     99,458           103,809           210,340       201,930
Subsidiary Partnerships'
  general partners incentive
  fee (e)                                       0                 0                 0         7,605
                                         --------          --------          --------      --------
Total general and
  administrative-related
  parties                                $392,980          $405,899          $780,273      $812,088
                                         ========          ========          ========      ========

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 August 31, 2001
                                   (Unaudited)

(a) After all other expenses of the Partnership are paid, an annual Partnership management fee of up to .5% of invested assets is payable to the Partnership's General Partners and affiliates. Partnership management fees owed to the General Partners amounting to approximately $1,376,000 and $1,092,000 were accrued and unpaid as of August 31, 2001 and February 28, 2001, respectively. The General Partners' fees are being paid currently, other than the Partnership Management fees that were accrued and continue to be deferred.

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

(c) Property management fees incurred by Local Partnerships to affiliates of the Local Partnerships amounted to $99,458 and $137,262, and $210,340 and $263,686 for the three and six months ended August 31, 2001 and 2000, respectively. Of such fees $0 and $33,458, and $0 and $61,756, respectively, were incurred to a company which is also an affiliate of the General Partners.

(d) Cambridge/Related Housing Associates Limited Partnership, the special limited partner of each of the Subsidiary Partnerships, owning .01%, is entitled to receive a local administrative fee of up to $2,500 per year from each Subsidiary Partnership.

(e) The Partnership had entered into an agreement with the local general partner of Parktowne Ltd. and Westwood Apartment Company Ltd., which provided for an annual incentive fee based on cash flow distributed from the respective properties. Such fee amounted to $7,605 for the six months ended August 31, 2000. Subsequently, on September 14, 2000 these two Local Partnership were sold.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 August 31, 2001
                                   (Unaudited)

NOTE 4 - SALE OF PROPERTIES

GENERAL
The Partnership is currently in the process of winding up its operations and disposing of its investments. It is anticipated that this process will take a number of years. As of August 31, 2001, the Partnership has disposed of twenty-seven of its forty-four original investments. Five additional investments are listed for sale and the Partnership anticipates that the twelve remaining investments will be listed for sale by December 31, 2002. There may be no assurance as to when the Partnership will dispose of its last remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

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

On August 31, 2001, the property and the related assets and liabilities of Rolling Meadows Apartments, Ltd. ("Rolling Meadows") were sold to an unaffiliated third party purchaser for $1,925,000 resulting in a loss in the amount of approximately $792,000. The Partnership used approximately $26,000 to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $3,757,000 resulting in forgiveness of indebtedness

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 August 31, 2001
                                   (Unaudited)

income of approximately $3,731,000 which will be recognized in the November 30, 2001 10Q.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The following disclosure includes changes and/or additions to disclosures regarding the Subsidiary Partnership which were included in the Partnership's Annual Report on Form 10-K for the period ended February 28, 2001.

a)  Purchase Money Notes

As part of the purchase price of its investment in the Local Partnerships, the Partnership issued approximately $61,029,000 of Purchase Money Notes. As of August 31, 2001, unpaid accrued interest on the Purchase Money Notes amounted to approximately $28,401,298. The principal of and all accrued interest on the Purchase Money Notes is due at maturity. The Partnership was permitted to extend the term of the Purchase Money Notes for up to five additional years. In connection with such extensions, the Partnership incurred an extension fee of 1/2% per annum of the outstanding principal balance of the assets. The Partnership sent an extension notice to each Purchase Money Note holder that pursuant to the note, it was extending the maturity. However in certain cases, the Partnership did not pay the extension fee at that time, deferring such payment to the future. The holders of the Note could argue that until the fee is paid the Note has not been properly extended.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 August 31, 2001
                                   (Unaudited)

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

The plaintiffs in each of the Litigations sold their interest in certain limited partnerships to the Partnership. These limited partnerships own low-income housing properties located in Mobile, Alabama (the "Alabama Limited Partnerships"). The Complaints allege that, as payment for a portion of the purchase price of the Partnership's acquired interest in the Alabama Limited Partnership, the plaintiffs took a Purchase Money Note from the Partnership, and the Partnership pledged its right title and interest in the Alabama Limited Partnerships as security for the Purchase Money Notes. The Complaints allege that the Partnership has defaulted in its obligations under the Purchase Money Notes, and that the plaintiffs are entitled to sell the Partnership's interests in the Alabama Limited Partnerships and the underlying property to pay off the Purchase Money Notes.

The Partnership has vigorously contested the Litigations, claiming that, among other things, the Purchase Money Notes are not in default, that the Purchase Money Note holder has breached his fiduciary duty to the Partnership as general partner of the Alabama Limited Partnerships, and that the Purchase Money Note holder assigned a 25% interest of the Purchase Money Notes to third parties who are not joined in the Litigations. While the Partnership intends to continue to contest the Litigations, because the Litigations are in their earliest stages and no discovery has taken place, management is unable at this time to evaluate the likelihood of an unfavorable outcome or whether the resulting liability, if any, would have a material adverse effect on the financial condition of the Partnership.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 August 31, 2001
                                   (Unaudited)

In or about March 2001, Wallace, Jordan, Ratliff, and Brandt, L.L.C. ("Wallace Jordan"), as Escrow Agents, commenced an interpleader action in the Circuit Court of Jefferson County, Alabama entitled WALLACE, JORDAN, RATLIFF, AND BRANDT, LLC V. SHEARSON + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP ET AL., CV-01-001155 (the "Interpleader Action"). The Interpleader Action seeks to resolve competing claims to $125,000 which is held in escrow by Wallace Jordan following the sale of the property known as Southbay, which was owned by the Local Partnership known as New Jersey, Ltd. The Partnership does not expect to have any liability as a result of the Interpleader Action because the action seeks only to resolve the claims of $125,000 paid into Court; however, because the Interpleader Action is in its earliest stages and no discovery has taken place, management is unable at this time to evaluate the likelihood of an unfavorable outcome or whether such an outcome would have a material adverse effect on the financial condition of the Partnership. The Partnership and the plaintiffs have recently engaged in meaningful settlement negotiations of the litigations and the interpleader which the Partnership is hopeful will lead to a resolution of these litigations.

NOTE 6 - SUBSEQUENT EVENT

On September 4, 2001, Albuquerque - Lafayette Square Apartments, Ltd. ("Lafayette Square") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $7,000,000. The closing is expected to occur in May 2002. No assurances can be given that the sale will actually occur.

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

During the six months ended August 31, 2001 and 2000, the Partnership received cash flow distributions aggregating $66,320 and $43,500, respectively, of which $22,083 and $26,100, respectively, was used to pay interest on the Purchase Money Notes. In addition, the Partnership received a distribution of proceeds from the sales of Local Partnerships aggregating $163,458 and $3,572,961, of which $110,707 and $1,667,877 was used to pay principal and interest on the Purchase Money Notes during the six months ended August 31, 2001 and 2000, respectively.

During the six months ended August 31, 2001, cash and cash equivalents of the Partnership and its nineteen consolidated Local Partnerships decreased approximately ($1,652,000). This decrease was primarily due to principal payments of mortgage notes payable ($811,000), an increase in mortgage escrow deposits ($283,000), distributions paid to partners ($516,000), payments to selling partners ($22,000), acquisitions of property and equipment ($237,000), principal payments of Purchase Money Notes payable ($111,000) and cash used in operating activities ($168,000) which exceeded proceeds from the sale of properties ($475,000) and an increase in Purchase Money Note extension fees payable ($21,000). Included in the adjustments to reconcile the net loss to cash used in operating activities is loss on sale of properties ($88,000), forgiveness of indebtedness income ($901,000) and depreciation ($626,000).

The Partnership has a working capital reserve of approximately $303,000 at August 31, 2001. The working capital reserve is temporarily invested in money market accounts which can be easily liquidated to meet obligations as they arise. The General Partners believe that the Partnership's reserves, net proceeds from future sales and future cash flow distributions will be adequate for its operating needs, and plan to continue investing available reserves in short term investments. In March 2001 and 2000, a distribution of approximately $511,000 and $994,000 and $5,000 and $10,000 was paid to the limited partners and General Partners, respectively, from net proceeds from the sale of properties. None of the total distributions of approximately $516,000 and $1,004,000 for the six months ended August 31, 2001 and 2000, was deemed to be a return of capital in accordance with GAAP.

Partnership management fees owed to the General Partners amounting to approximately $1,376,000 and $1,092,000 were accrued and unpaid as of August 31, 2001 and February 28, 2001, respectively. The General Partners' fees are being paid currently, other than the Partnership management fees that were accrued and continue to be deferred.

The Local Partnerships that receive government assistance are subject to low-income use restrictions which limit the owners' ability to sell or refinance the properties. In order to maintain the existing inventory of affordable housing, Congress passed a series of related acts including the Emergency Low Income Preservation Act of 1987, the Low-Income Housing Preservation and Resident Homeownership Act of 1990 (together the "Preservation Acts") and the Housing Opportunity Program Extension Act of 1996 (the "1996 Act"). In exchange for maintaining the aforementioned use restrictions, the Preservation Acts provided financial incentives for owners of government assisted properties. The 1996 Act provided financial assistance by funding the sale of such properties to not-for-profit owners and also restores the owners ability to prepay their U.S. Department of Housing and Urban Development ("HUD") mortgage and convert the property to condominiums or market-rate rental housing. Local general partners had filed for incentives under the Preservation Acts or the 1996 Act for the following local partnerships: San Diego - Logan Square Gardens Company, Albuquerque - Lafayette Square Apts. Ltd., Westgate Associates Limited, Riverside Gardens Limited Partnership, Pacific Palms, Canton Commons Associates, Rosewood Manor Associates, Bethany Glen Associates and South Munjoy Associates, Limited. As of August 31, 2001, all of these Local Partnerships were sold except for Logan Square and Lafayette Square. The Preservation Acts have subsequently been repealed or revoked. The Local General Partner of the Logan Square and Lafayette Square Properties is currently negotiating purchase and sale contracts.

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

RESULTS OF OPERATIONS

The results of operations of the Partnership, as well as the Local Partnerships, remained fairly consistent during the three and six months ended August 31, 2001 and 2000, excluding Pacific Palms, Westwood Apartments Company, Ltd., Parktowne, Ltd., Westgate Associates, Limited, New Jersey, Ltd., and Char-Mur Apartments which sold their properties (collectively the "Sold Assets"), and operating and taxes and insurance.

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

Rental income decreased approximately 12% and 14% for the three and six months ended August 31, 2001, as compared to 2000. Excluding the Sold Assets, rental income increased approximately

6% and 5%, primarily due to rental rate increases and decreases in vacancies at several Local Partnerships.

Other income decreased approximately $51,000 and $38,000 for the three and six months ended August 31, 2001, as compared to 2000. Excluding the Sold Assets, other income (decreased) increased approximately ($23,000) and $4,000, primarily due to the receipt of insurance refunds on sold properties in 2000 and a decrease in interest earned on smaller cash and cash equivalent balances in 2001 at the Partnership level.

Total expenses, excluding the Sold Assets, operating and taxes and insurance, remained fairly consistent with an increase of approximately 5% and 3% for the three and six months ended August 31, 2001, as compared to 2000.

Operating (decreased) increased approximately ($9,000) and $96,000 for the three and six months ending August 31, 2001, as compared to 2000. Excluding the Sold Assets, operating increased approximately $93,000 and $268,000, primarily due to an increase in utility costs and usage at eight Local Partnerships.

Taxes and insurance decreased approximately $33,000 and $126,000 for the three and six months ended August 31, 2001, as compared to 2000. Excluding the Sold Assets, taxes and insurance increased approximately $42,000 and $37,000, primarily due to an underaccrual in 2000 at one Local Partnership and an increase in property taxes at a second Local Partnership.

Administrative and management, repairs and maintenance, interest and depreciation expense decreased approximately $114,000 and $186,000, $63,000 and $312,000, $189,000 and $426,000, and $62,000 and $176,000, respectively, for the three and six months ended August 31, 2001, as compared to 2000, primarily due to decreases relating to the Sold Assets. Excluding the Sold Assets, administrative and management, repairs and maintenance and interest increased (decreased) approximately $42,000 and $133,000, $65,000 and ($24,000) and
$15,000 and $16,000, respectively, for the three and six months ended August 31, 2001 as compared to 2000. Excluding the Sold Assets, Buena Vista Manor Apartments, Ltd., Zeigler Boulevard, Ltd., Eastwyck III, Ltd., Rolling Meadows Apartments, Ltd., Wingate Associates, Limited and San Diego-Logan Square Gardens Company for depreciation only, depreciation expense remained fairly consistent with an increase of approximately $14,000 and $6,000 for the three and six months ended August 31, 2001 as compared to 2000. These six properties are not depreciated during the period because they are classified as assets held for sale.

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

Date:  September 25, 2001

                   By:/s/ Alan P. Hirmes
                      ------------------
                      Alan P. Hirmes,
                      President and Principal
                      Executive and Financial Officer

Date:  September 25, 2001

                   By:/s/ Glenn F. Hopps
                      ------------------
                      Glenn F. Hopps,
                      Treasurer and
                      Principal Accounting Officer

               By: RELATED HOUSING PROGRAMS
                   CORPORATION, a General Partner

Date:  September 25, 2001

                   By:/s/ Alan P. Hirmes
                      ------------------
                      Alan P. Hirmes,
                      President and Principal
                      Executive Financial Officer

Date:  September 25, 2001

                   By:/s/ Glenn F. Hopps
                      ------------------
                      Glenn F. Hopps,
                      Treasurer and
                      Principal Accounting Officer