Form 10-Q
period 2001-11-30
CAMBRIDGE RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
filed 2002-01-02
CIK 718915

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

For the quarterly period ended November 30, 2001

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934


                         Commission File Number 0-12634


                           CAMBRIDGE + RELATED HOUSING
                         PROPERTIES LIMITED PARTNERSHIP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              MASSACHUSETTS                       13-3161322
----------------------------------------     ----------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                Identification No.)


625 MADISON AVENUE, NEW YORK, NEW YORK               10022
----------------------------------------     ----------------------
(Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code (212)421-5333


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

                         PART I - Financial Information

Item 1.  Financial Statements

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                   NOVEMBER 30,  FEBRUARY 28,
                                      2001          2001
                                   ------------  ------------
ASSETS
Property and equipment, net of
  accumulated depreciation of
  $16,185,062 and $25,049,936,
  respectively                     $11,018,360   $19,378,524
Property and equipment-held for
  sale, net of accumulated
  depreciation of $17,460,890
  and $11,301,311, respectively     14,169,159     9,186,060
Cash and cash equivalents              784,777     2,477,459
Cash - restricted for tenants'
  security deposits                    264,979       283,593
Mortgage escrow deposits             6,108,695     5,611,034
Rents receivable                        94,797       251,411
Prepaid expenses and other assets    1,028,152       547,053
                                   -----------  ------------
Total assets                       $33,468,919   $37,735,134
                                   ===========  ============

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                  (Unaudited)
                                  (continued)


                                          NOVEMBER 30,  FEBRUARY 28,
                                              2001          2001
                                          ------------  ------------

LIABILITIES AND PARTNERS'
  DEFICIT
Liabilities:
  Mortgage notes payable                  $ 18,650,392  $ 21,211,953
  Purchase money notes payable
    (Note 2)                                17,036,937    20,801,534
  Due to selling partners (Note 2)          25,849,142    30,460,518
  Deferred revenue on sale of
    properties                               5,217,137             0
  Accounts payable, accrued
    expenses and other liabilities           1,359,171     1,842,834
  Tenants' security deposits payable           264,979       283,593
  Due to general partners of
    subsidiaries and their affiliates          107,988       222,280
  Due to general partners and
    affiliates                               2,181,563     1,894,730
  Distribution payable                               0       516,300
                                           ------------  ------------
  Total liabilities                         70,667,309    77,233,742
                                           ------------  ------------
  Minority interest                             27,991        33,648
                                           ------------  ------------
  Commitments and contingencies
  (Note 5)
Partners' deficit:
  Limited partners                         (36,405,590)  (38,688,406)
  General partners                            (820,791)     (843,850)
                                           ------------  ------------
Total partners' deficit                    (37,226,381)  (39,532,256)
                                           ------------  ------------
Total liabilities and partners' deficit   $ 33,468,919  $ 37,735,134
                                           ============  ============

          See Accompanying Notes to Consolidated Financial Statements.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                THREE MONTHS ENDED                            NINE MONTHS ENDED
                                                   NOVEMBER 30,                                  NOVEMBER 30,
                                       --------------------------------              ---------------------------------
                                             2001              2000                         2001               2000
                                       --------------------------------              ---------------------------------
Revenues:
Rentals, net                               $2,965,185        $3,384,472                  $ 8,973,492       $10,359,641
Other                                          96,448           140,935                      303,201           385,721
(Loss) gain on sale
  of properties
  (Note 4)                                   (631,165)          151,528                     (718,787)        2,700,575
                                       --------------    --------------               --------------    --------------

Total revenues                              2,430,468         3,676,935                    8,557,906        13,445,937
                                       --------------    --------------               --------------    --------------
Expenses
Administrative and
  management                                  742,758           771,899                    2,295,758         2,511,131
Administrative and
  management-
  related parties
  (Note 3)                                    355,056           400,773                    1,135,329         1,212,861
Operating                                     530,360           519,405                    1,776,656         1,669,233
Repairs and
  maintenance                                 746,141           886,900                    2,169,532         2,621,902
Taxes and
  insurance                                   356,352           385,305                    1,047,169         1,202,194
Interest                                      554,228           746,724                    1,701,933         2,320,372
Depreciation                                  266,877           415,198                      892,621         1,217,228
                                       --------------    --------------               --------------    --------------
Total expenses                              3,551,772         4,126,204                   11,018,998        12,754,921
                                       --------------    --------------               --------------    --------------

(Loss) income before
  minority interest
  and extraordinary
  item                                     (1,121,304)         (449,269)                  (2,461,092)          691,016
Minority interest in
  loss (income)
  of subsidiaries                               5,772              (510)                       4,478           (29,118)
                                       --------------    --------------               --------------    --------------
(Loss) income before
  extraordinary
  item                                     (1,115,532)         (449,779)                  (2,456,614)          661,898
Extraordinary item-
  forgiveness of
  indebtedness
  income (Note 4)                           3,861,270         4,024,244                    4,762,489         7,570,222
                                       --------------    --------------               --------------    --------------
Net income                                 $2,745,738        $3,574,465                  $ 2,305,875       $ 8,232,120
                                       ==============    ==============               ==============    ==============

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)
                                   (continued)

                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                 NOVEMBER 30,                 NOVEMBER 30,
                       ----------------------------  -------------------------------
                           2001            2000        2001            2000
                       ----------------------------  -------------------------------
(Loss) income before
  extraordinary
  item - limited
  partners             $(1,104,377)   $  (445,281)   $(2,432,048)   $   655,279
Extraordinary item -
  limited partners       3,822,657      3,984,002      4,714,864      7,494,520
                       -----------    -----------    -----------    -----------
Net income -
  limited partners     $ 2,718,280    $ 3,538,721    $ 2,282,816    $ 8,149,799
                       ===========    ===========    ===========    ===========
Number of limited
  partnership
  units outstanding         10,038         10,038         10,038         10,038
                       ===========    ===========    ===========    ===========
(Loss) income before
  extraordinary
  item per limited
  partnership unit     $   (110.02)   $    (44.36)   $   (242.28)   $     65.28
Extraordinary item
  per limited
  partnership unit          380.82         396.89         469.70         746.61
                       -----------    -----------    -----------    -----------
Net income
  per limited
  partnership unit     $    270.80    $    352.53    $    227.42    $    811.89
                       ===========    ===========    ===========    ===========

          See Accompanying Notes to Consolidated Financial Statements.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Consolidated Statement of Partners' Deficit
                                   (Unaudited)

                                                  LIMITED            GENERAL
                                TOTAL             PARTNERS           PARTNERS
                            ------------       -------------        ----------
Balance-
  March 1, 2001             $(39,532,256)       $(38,688,406)        $(843,850)
Net income -
  nine months ended
  November 30, 2001            2,305,875           2,282,816            23,059
                            ------------        ------------        ----------
Balance-
 November 30, 2001          $(37,226,381)       $(36,405,590)        $(820,791)
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

                                                       NINE MONTHS ENDED
                                                           NOVEMBER 30,
                                                 -----------------------------
                                                     2001              2000
                                                 -----------------------------
Cash flows from operating activities:
Net income                                       $ 2,305,875       $ 8,232,120
                                                  ----------        ----------
Adjustments to reconcile net income
  to net cash used in
  operating activities:
Loss (gain) on sale of properties
  (Note 4)                                           718,787        (2,700,575)
Extraordinary item - forgiveness
  of indebtedness income (Note 4)                 (4,762,489)       (7,570,222)
Depreciation                                         892,621         1,217,228
Minority interest in (loss) income
  of subsidiaries                                     (4,478)           29,118
(Increase) decrease in cash-restricted
  for tenants' security deposits                      (2,450)           67,707
Increase in mortgage
  escrow deposits                                   (123,047)         (348,114)
Decrease (increase) in rents receivable               95,171          (104,811)
Increase in prepaid
  expenses and other assets                         (479,837)         (340,291)
Increase in due to selling partners                1,316,569         1,609,927
Decrease in accounts payable,
  accrued expenses and other liabilities            (554,129)         (436,673)
Decrease in tenants'
  security deposits payable                           (1,057)          (41,672)
Increase in due to general partners
  of subsidiaries and their affiliates               130,155           154,991
Decrease in due to general partners of
  subsidiaries and their affiliates                 (114,292)         (136,197)
Increase (decrease) increase in due
  to general partners and affiliates                 327,041          (132,091)
                                                 -----------       ------------
Total adjustments                                 (2,561,435)       (8,731,675)
                                                  -----------       -----------
Net cash used in operating activities               (255,560)         (499,555)
                                                 ------------      ------------

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                                       NINE MONTHS ENDED
                                                           NOVEMBER 30,
                                              ------------------------------------
                                                   2001                  2000
                                              ------------------------------------
Cash flows from investing activities:
Proceeds from sale of properties                   2,525,000         8,969,083
Acquisitions of property and
  equipment                                         (387,026)         (243,364)
Increase in mortgage escrow deposits                (527,985)         (239,014)
                                                 -----------        ----------
Net cash provided by
  investing activities                             1,609,989         8,486,705
                                                 -----------        ----------

Cash flows from financing activities:
Principal payments of mortgage
  notes payable                                   (2,561,561)       (5,807,414)
(Increase) decrease in minority interest              (1,179)           67,628
Distributions paid to partners                      (516,300)       (1,004,200)
Principal payments of purchase
  money notes payable                                (84,912)         (838,729)
Payments to selling partners                         (47,912)       (1,693,978)
Increase in purchase money note
  extension fees payable                             164,753           310,762
                                                 -----------        ----------
Net cash used in financing activities             (3,047,111)       (8,965,931)
                                                 -----------        ----------
Net decrease in cash and
  cash equivalents                                (1,692,682)         (978,781)

Cash and cash equivalents at
  beginning of period                              2,477,459         3,431,673
                                                 -----------        ----------
Cash and cash equivalents at
  end of period                                 $    784,777       $ 2,452,892
                                                 ===========        ==========

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                                      NINE MONTHS ENDED
                                                          NOVEMBER 30,
                                             ------------------------------------
                                                  2001                  2000
                                             ------------------------------------
Supplemental disclosures of
 noncash activities:
  Increase in property and equipment -
   held for sale reclassified from
   property and equipment                       $  4,955,919        $        0
  Increase in deferred revenue on
   sale of properties reclassified from
   purchase money notes payable
   and due to selling partners                     5,092,137         7,570,222

Summarized below are the com-
 ponents of forgiveness of indebtedness:
  Decrease in purchase money
   notes payable                                  (1,844,438)                0
  Decrease in due to selling partners             (2,787,896)                0
  Decrease in due to general partners
   and affiliates                                   (130,155)                0

Summarized below are the components
 of the (loss) gain on sale of
 properties:
  Decrease in property and equipment -
   held for sale, net of accumulated depre-
   ciation                                         2,221,125                 0
  Decrease in property and equipment,
   net of accumulated depreciation                   650,345         6,141,738
  Decrease in cash-restricted for
   tenants' security deposits                         21,064                 0
  Decrease in mortgage escrow
   deposits                                          153,371            54,135
  Decrease in rents receivable                        61,443            39,912
  (Increase) decrease in prepaid
   expenses and other assets                          (1,262)           67,617
  Increase in accounts payable, accrued
   expenses and other liabilities                     70,466           114,248
  Decrease in tenants' security
   deposits payable                                  (17,557)          (26,035)
  Decrease in due to general
   partner and their affiliates                      (40,208)         (123,103)

          See Accompanying Notes to Consolidated Fin7ancial Statements.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                November 30, 2001
                                   (Unaudited)

NOTE 1 - GENERAL

The consolidated financial statements for the nine months ended November 30, 2001 and 2000, include the accounts of Cambridge + Related Housing Properties Limited Partnership, a Massachusetts limited partnership (the "Partnership"), and nineteen and twenty-four Subsidiary Partnerships ("Subsidiaries", "Subsidiary Partnerships" or "Local Partnerships"), respectively. The Partnership is a limited partner, with an ownership interest of 98.99% in each of the Subsidiary Partnerships. Through the rights of the Partnership and/or one of its general partners (a "General Partner"), which General Partner has a contractual obligation to act on behalf of the Partnership, the right to remove the local general partner of the Subsidiary Partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the Subsidiary Partnerships.

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

Losses attributable to minority interests which exceed the minority interests' investment in a Subsidiary have been charged to the Partnership. Such losses aggregated approximately $0 for both the three and nine months ended November 30, 2001 and 2000, respectively. The Partnership's investment in each Subsidiary is equal to the re-

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                November 30, 2001
                                   (Unaudited)

spective Subsidiary's partners' equity less minority interest capital, if any.

These unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended February 28, 2001. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of November 30, 2001, the results of operations for the three and nine months ended November 30, 2001 and 2000 and cash flows for the nine months ended November 30, 2001 and 2000. However, the operating results for the nine months ended November 30, 2001 may not be indicative of the results for the year.

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

The Purchase Money Notes, which provide for simple interest, will not be in default if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding Subsidiary Partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. As of November 30, 2001, the maturity dates of the Purchase Money Notes associated with the remaining properties owned by the Subsidiary Partnerships were extended for three to five years (see below). Any interest not paid currently accrues, without further interest thereon, through the extended due date of each of the Purchase Money Notes, respectively.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                November 30, 2001
                                   (Unaudited)

Continued accrual of such interest without payment would impact the effective rate of the Purchase Money Notes, specifically by reducing the current effective interest rate of 9%. The exact effect is not determinable inasmuch as it depends on the actual future interest payments and ultimate repayment dates of the Purchase Money Notes. Unpaid interest of $25,724,094 and $30,335,470 at November 30, 2001 and February 28, 2001, respectively, has been accrued and is included in the caption due to selling partners. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds from the sale or refinancing of the apartment complex, or in some cases the Local Partnerships interest ("Local Partnership Interest") to which the Purchase Money Note relates.

The Partnership was permitted to extend the term of the Purchase Money Notes for up to five additional years. In connection with such extensions, the Partnership incurred an extension fee of 1/2% per annum of the outstanding principal balance of the Purchase Money Notes. The Partnership sent an extension notice to each Purchase Money Note holder that pursuant to the Purchase Money Note, it was extending the maturity. However in certain cases, the Partnership did not pay the extension fee at that time, deferring such payment to the future. Extension fees in the amount of $1,368,812 were incurred by the Partnership through November 30, 2001. All Purchase Money Notes are now extended with maturity dates ranging from December 2001 to December 2004. On December 4, 2001, the two Local partnerships with December 2001 maturity dates were sold effective January 1, 2002. Extension fees of $535,220 were accrued and added to the Purchase Money Notes balance.

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

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                November 30, 2001
                                   (Unaudited)

recourse to either the Partnership or any of its partners and the sellers' recourse, in the event of non-payment, would be to foreclose on the Partnership's interests in the respective Local Partnerships.

During the nine months ended November 30, 2001 and 2000, the Partnership received cash flow distributions aggregating $66,320 and $43,500, respectively, of which $22,083 and $26,100 was used to pay interest on the Purchase Money Notes. In addition, the Partnership received a distribution of proceeds from the sales of Local Partnerships aggregating $163,493 and $4,469,580 of which $110,742 and $2,506,606 was used to pay principal and interest on the Purchase Money Notes during the nine months ended November 30, 2001 and 2000, respectively.

NOTE 3 - RELATED PARTY TRANSACTIONS

The costs incurred to related parties for the three and nine months ended November 30, 2001 and 2000 were as follows:

                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                      NOVEMBER 30,                    NOVEMBER 30
                               -------------------------     --------------------------
                                  2001            2000           2001           2000
                               -------------------------     --------------------------
Partnership management
 fees (a)                      $  241,953     $  241,710     $  725,860     $  725,129
Expense reimbursement (b)          21,000         29,346         99,026         77,724
Property management
 fees incurred to affiliates
 of the General Partners (c)            0         20,013              0         81,769
Local administrative fee (d)        4,000          5,000         12,000         14,000
                               ----------     ----------     ----------     ----------
Total general and
  administrative-General
  Partners                        266,953        296,069        836,886        898,622
                               ----------     ----------     ----------     ----------
Property management fees
  incurred to affiliates of the
  Subsidiary Partnerships'
  general partners (c)             88,103        104,704        298,443        306,634
Subsidiary Partnerships'
  general partners incentive
  fee (e)                               0              0              0          7,605
                               ----------     ----------     ----------     ----------
Total general and
  administrative-related
  parties                      $  355,056      $ 400,773     $1,135,329     $1,212,861
                               ==========     ==========     ==========     ==========

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                November 30, 2001
                                   (Unaudited)

(a) After all other expenses of the Partnership are paid, an annual Partnership management fee of up to .5% of invested assets is payable to the Partnership's General Partners and affiliates. Partnership management fees owed to the General Partners amounting to approximately $1,518,000 and $1,092,000 were accrued and unpaid as of November 30, 2001 and February 28, 2001, respectively. The General Partners' fees are being paid currently, other than the Partnership management fees that were accrued and continue to be deferred.

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

(c) Property management fees incurred by Local Partnerships to affiliates of the Local Partnerships amounted to $88,103 and $124,717, and $298,443 and $388,403 for the three and nine months ended November 30, 2001 and 2000, respectively. Of such fees $0 and $20,013, and $0 and $81,769, respectively, were incurred to a company which is also an affiliate of the General Partners.

(d) Cambridge/Related Housing Associates Limited Partnership, the special limited partner of each of the Subsidiary Partnerships, owning .01%, is entitled to receive a local administrative fee of up to $2,500 per year from each Subsidiary Partnership.

(e) The Partnership had entered into an agreement with the local general partner of Parktowne Ltd. and Westwood Apartment Company Ltd., which provided for an annual incentive fee based on cash flow distributed from the respective properties. Such fee amounted to $7,605 for the nine months ended November 30, 2000. On September 14, 2000 these two Local Partnerships were sold.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                November 30, 2001
                                   (Unaudited)

NOTE 4 - SALE OF PROPERTIES

GENERAL
The Partnership is currently in the process of winding up its operations and disposing of its investments. It is anticipated that this process will take a number of years. As of November 30, 2001, the Partnership has disposed of twenty-eight of its forty-four original investments. Subsequently on December 4, 2001, two additional Local Partnerships' interests were sold effective January 1, 2002. Eight additional investments are listed for sale and the Partnership anticipates that the six remaining investments will be listed for sale by December 31, 2002. There may be no assurance as to when the Partnership will dispose of its last remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

On March 16, 2001, the property and the related assets and liabilities of Char-Mur Apartments ("Char-Mur") were sold to an affiliate of the Local General Partner for $475,000, resulting in a loss in the amount of approximately $193,000 and forgiveness of indebtedness income of approximately $130,000 as a result of loans and management fees being forgiven. The Partnership used approximately $85,000 to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $986,000, resulting in forgiveness of indebtedness income of an additional $901,000.

On April 19, 2001, San Diego - Logan Square Gardens Company ("Logan") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $9,500,000. The closing is expected to occur in January 2002. No assurances can be given that the sale will actually occur.

On August 31, 2001, the property and the related assets and liabilities of Rolling Meadows Apartments, Ltd. ("Rolling Meadows") were sold to an unaffiliated third party purchaser for $1,925,000 resulting in a

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                November 30, 2001
                                   (Unaudited)

loss in the amount of approximately $792,000 of which approximately $505,000 is recognized in this 10-Q. The Partnership used approximately $26,000 to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $3,757,000 resulting in forgiveness of indebtedness income of approximately $3,731,000.

On September 4, 2001, Albuquerque - Lafayette Square Apartments, Ltd. ("Lafayette") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $7,000,000. The closing is expected to occur in May 2002. No assurances can be given that the sale will actually occur.

On September 25, 2001, Forth Worth - Northwood Apartments, Ltd ("Northwood") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an affiliate of the Local General Partner for a purchase price of $3,800,000. The closing is expected to occur in June of 2002. No assurances can be given that the sale will actually occur.

On October 25, 2001, El Paso - Gateway East, Ltd. ("Gateway") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $2,700,000. The closing is expected to occur in August 2002. No assurances can be given that the sale will actually occur.

On November 26, 2001, the Partnership's Limited Partnership Interest in Buena Vista Manor Apartments, Ltd. ("Buena Vista") was sold to the Local General Partners for $125,000 resulting in a loss in the amount of approximately $538,000. No proceeds were used to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $5,092,000 resulting in forgiveness of indebtedness income which will be recognized in the February 28, 2002 10-K.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                November 30, 2001
                                   (Unaudited)

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The following disclosure includes changes and/or additions to disclosures regarding the Subsidiary Partnership which were included in the Partnership's Annual Report on Form 10-K for the period ended February 28, 2001.

a)  Purchase Money Notes

As part of the purchase price of its investment in the Local Partnerships, the Partnership issued approximately $61,029,000 of Purchase Money Notes. As of November 30, 2001, unpaid accrued interest on the Purchase Money Notes amounted to approximately $25,724,094. The principal of and all accrued interest on the Purchase Money Notes is due at maturity. The Partnership was permitted to extend the term of the Purchase Money Notes for up to five additional years. In connection with such extensions, the Partnership incurred an extension fee of 1/2% per annum of the outstanding principal balance of the assets. The Partnership sent an extension notice to each Purchase Money Note holder that pursuant to the note, it was extending the maturity. However in certain cases, the Partnership did not pay the extension fee at that time, deferring such payment to the future. The holders of the Note could argue that until the fee is paid the Note has not been properly extended.

b)  Legal Proceedings

On or about July 24, 2000, three limited partnerships controlled by one of the Purchase Money Note Holders commenced litigation in the Circuit Court of Jefferson County, Alabama against the Partnership, captioned as follows: MOBILE EASTWYCK III APARTMENTS, LTD. V. SHEARSON + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP ET AL., CV-00-4431 (the "Eastwyck Litigation"), MOBILE APARTMENTS, LTD. V. SHEARSON + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP ET AL., CV-00-4432 (the "Mobile Litigation"), and ZEIGLER PARTNERS LTD. V. SHEARSON + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP ET AL., CV-00-4433 (the "Zeigler Litigation") (collectively, the Eastwyck Litigation, the Mobile Litigation and the Zeigler Litigation referred to as the "Litigations"). The Mobile Litigation has been voluntarily dismissed by the plaintiff in favor of an interpleader action described below.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                November 30, 2001
                                   (Unaudited)

The Partnership vigorously contested the Litigations, which have now been placed on the suspense docket pursuant to the terms of a settlement reached in October 2001 (the "Settlement Agreement"). Pursuant to the Settlement Agreement, among other things, the Partnerships will sell the property owned by Zeigler Boulevard, Ltd. (the "Zeigler Sale") and the property owned by Mobile Eastwyck III Limited (the "Eastwyck Sale") on or before March 1, 2002. The Partnership will disburse $340,000 from Zeigler Sale to the plaintiff in the Zeigler Litigation in exchange for a full release of all claims which were or could have been asserted in the Zeigler Litigation. The Partnership will disburse $160,000 from the Eastwyck Sale to the plaintiff in the Eastwyck Litigation in exchange for a full release of all claims which were or could have been asserted in the Eastwyck Litigation.

In or about March 2001, Wallace, Jordan, Ratliff, and Brandt, L.L.C. ("Wallace Jordan"), as Escrow Agents, commenced an interpleader action in the Circuit Court of Jefferson County, Alabama entitled WALLACE, JORDAN, RATLIFF, AND BRANDT, LLC V. SHEARSON + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP ET AL., CV-01-001155 (the "Interpleader Action"). The Interpleader Action seeks to resolve competing claims to $125,000 which is held in escrow by Wallace Jordan (the "Escrow Amount") following the sale of the property known as Southbay, which was owned by the Local Partnership known as New Jersey, Ltd. Pursuant to the Settlement Agreement referred to above, the Interpleader Action has been placed on the suspense docket, and the Escrow Amount will be disbursed to the Partnership following the Eastwyck Sale and the Zeigler Sale, less approximately $17,000 in legal fees.

While the Partnership expects the Zeigler Sale and the Eastwyck Sale to take place on or before March 1, 2002 and that, accordingly, the Litigations will be fully resolved, there can be no assurance that such sales will be consummated.

NOTE 6 - SUBSEQUENT EVENTS

On December 4, 2001, the Partnership's Limited Partnership Interest in Crossett Apartments, Ltd. ("Crossett") was sold to the Local General Partner effective January 1, 2002 for $7,920 resulting in a loss of

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                November 30, 2001
                                   (Unaudited)

approximately $198,000 and the related Purchase Money Note was assigned to the Local General Partner. No proceeds were used to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $1,114,000 resulting in a gain on sale of property which will be recognized in the February 28, 2002 10-K.

On December 4, 2001, the Partnership's Limited Partnership Interest in Cedar Hill Apartments, Ltd. ("Cedar Hill") was sold to the Local General Partner effective January 1, 2002 for $11,988 resulting in a loss of approximately $378,000 and the related Purchase Money Note was assigned to the Local General Partner. No proceeds were used to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $1,217,000 resulting in a gain on sale of property which will be recognized in the February 28, 2002 10-K.

On December 18, 2001, Bay Village Company ("Bay Village") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an affiliate of the Local General Partner for a purchase price of $6,075,000. The closing is expected to occur in June 2002. No assurances can be given that the sale will actually occur.

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

During the nine months ended November 30, 2001 and 2000, the Partnership received cash flow distributions aggregating $66,320 and $43,500, respectively, of which $22,083 and $26,100, respectively, was used to pay interest on the Purchase Money Notes. In addition, the Partnership received a distribution of proceeds from the sales of Local Partnerships aggregating $163,493 and $4,469,580, of which $110,742 and $2,506,606 was used to pay principal and interest on the Purchase Money Notes during the nine months ended November 30, 2001 and 2000, respectively.

During the nine months ended November 30, 2001, cash and cash equivalents of the Partnership and its nineteen consolidated Local Partnerships decreased approximately ($1,693,000). This decrease was primarily due to principal payments of mortgage notes payable ($2,562,000), an increase in mortgage escrow deposits ($528,000), distributions paid to partners ($516,000), payments to selling partners ($48,000), acquisitions of property and equipment ($387,000), principal payments of Purchase Money Notes payable ($85,000) and cash used in operating activities ($256,000) which exceeded proceeds from the sale of properties ($2,525,000) and an increase in Purchase Money Note extension fees payable ($165,000). Included in the adjustments to reconcile the net income to cash used in operating activities is loss on sale of properties ($719,000), forgiveness of indebtedness income ($4,762,000) and depreciation ($893,000).

The Partnership has a working capital reserve of approximately $154,000 at November 30, 2001. The working capital reserve is temporarily invested in money market accounts which can be easily liquidated to meet obligations as they arise. The General Partners believe that the Partnership's reserves, net proceeds from future sales and future cash flow distributions will be adequate for its operating needs, and plan to continue investing available reserves in short term investments. In March 2001 and 2000, a dis-tribution of approximately $511,000 and $994,000 and $5,000 and $10,000 was paid to the limited partners and General Partners, respectively, from net proceeds from the sale of properties. None of the total distributions of approximately $516,000 and $1,004,000 for the nine months ended November 30, 2001 and 2000, was deemed to be a return of capital in accordance with GAAP.

Partnership management fees owed to the General Partners amounting to approximately $1,518,000 and $1,092,000 were accrued and unpaid as of November 30, 2001 and February 28, 2001, respectively. The General Partners' fees are being paid currently, other than the Partnership management fees that were accrued and continue to be deferred.

The Local Partnerships that receive government assistance are subject to low-income use restrictions which limit the owners' ability to sell or refinance the properties. In order to maintain the existing inventory of affordable housing, Congress passed a series of related acts including the Emergency Low Income Preservation Act of 1987, the Low-Income Housing Preservation and Resident Homeownership Act of 1990 (together the "Preservation Acts") and the Housing Opportunity Program Extension Act of 1996 (the "1996 Act"). In exchange for maintaining the aforementioned use restrictions, the Preservation Acts provided financial incentives for owners of government assisted properties. The 1996 Act provided financial assistance by funding the sale of such properties to not-for-profit owners and also restores the owners ability to prepay their U.S. Department of Housing and Urban Development ("HUD") mortgage and convert the property to condominiums or market-rate rental housing. Local general partners had filed for incentives under the Preservation Acts or the 1996 Act for the following local partnerships: San Diego - Logan Square Gardens Company, Albuquerque - Lafayette Square Apts. Ltd., Westgate Associates Limited, Riverside Gardens Limited Partnership, Pacific Palms, Canton Commons Associates, Rosewood Manor Associates, Bethany Glen Associates and South Munjoy Associates, Limited. As of November 30, 2001, all of these Local Partnerships were sold except for Logan Square and Lafayette Square. The Preservation Acts have subsequently been repealed or revoked. The Local General Partner of the Logan Square and Lafayette Square Properties has signed purchase and sale contracts.

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

RESULTS OF OPERATIONS

During the periods ended November 30, 2001 and 2000, Char-Mur Apartments, Ltd. Rolling Meadows Apartments, Ltd., Pacific Palms, Westwood Apartments Company, Ltd., Parktowne, Ltd., Westgate Associates, Limited and New Jersey, Ltd. sold their properties and the related assets and liabilities (collectively the "Sold Assets"). Excluding the Sold Assets, the results of operations of the Partnership, as well as the Local Partnerships, remained fairly consistent during the three and nine months ended November 30, 2001 and 2000, other than other income, operating, gain on sale of properties and forgiveness of indebtedness income. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation, and mortgage interest. In addition, the Partnership incurred interest expense relating to the Purchase Money Notes issued when the Local Partnership Interests were acquired.

Rental income decreased approximately 12% and 13% for the three and nine months ended November 30, 2001, as compared to 2000. Excluding the Sold Assets, rental income increased ap-proximately 7% and 6%, primarily due to rental rate increases and decreases in vacancies at several Local Partnerships.

Other income decreased approximately $44,000 and $83,000 for the three and nine months ended November 30, 2001, as compared to 2000. Excluding the Sold Assets, other income increased approximately $30,000 and $32,000, primarily due to mortgage interest subsidy payments received at four Local Partnerships.

Total expenses, excluding the Sold Assets and operating, remained fairly consistent with an increase of approximately 2% for both the three and nine months ended November 30, 2001, as compared to 2000.

Operating increased approximately $11,000 and $107,000 for the three and nine months ending November 30, 2001, as compared to 2000. Excluding the Sold Assets, operating increased approximately $59,000 and $327,000, primarily due to an increase in utility costs and usage at seven Local Partnerships.

Administrative and management, administrative and management-related parties, repairs and maintenance, taxes and insurance, interest and depreciation expense decreased approximately $29,000 and $215,000, $46,000 and $78,000, $141,000 and
$452,000, $29,000 and $155,000, $192,000 and $618,000, and $148,000 and
$325,000, respectively, for the three and nine months ended November 30, 2001, as compared to 2000, primarily due to decreases relating to the Sold Assets. Buena Vista Manor Apartments, Ltd., Zeigler Boulevard, Ltd., Eastwyck III, Ltd., Rolling Meadows Apartments, Ltd., Wingate Associates, Limited, San Diego-Logan Square Gardens Company, and Albuquerque - Lafayette Square Apartments, Ltd. are not depreciated during the period ended November 30, 2001 because they are classified as assets held for sale.

Losses and gains on sales of properties and forgiveness of indebtedness income will continue to fluctuate as a result of the disposition of properties (see
Note 4 to the financial statements).

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

         (a)  Exhibits - none

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


                           CAMBRIDGE + RELATED HOUSING
                         PROPERTIES LIMITED PARTNERSHIP
                                  (Registrant)


                         By: GOVERNMENT ASSISTED PROPERTIES,
                             INC., a General Partner

Date:  December 20, 2001

                             By:/s/ Alan P. Hirmes
                             ---------------------
                             Alan P. Hirmes,
                             President and Principal
                             Executive and Financial Officer

Date:  December 20, 2001

                             By:/s/ Glenn F. Hopps
                             ---------------------
                             Glenn F. Hopps,
                             Treasurer and
                             Principal Accounting Officer


                         By: RELATED HOUSING PROGRAMS
                             CORPORATION, a General Partner

Date:  December 20, 2001

                             By:/s/ Alan P. Hirmes
                             ---------------------
                             Alan P. Hirmes,
                             President and Principal
                             Executive Financial Officer

Date:  December 20, 2001

                             By:/s/ Glenn F. Hopps
                             ---------------------
                             Glenn F. Hopps,
                             Treasurer and
                             Principal Accounting Officer