Form 10-K
period 2002-02-28
CAMBRIDGE RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
filed 2002-05-23
CIK 718915

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----  ACT OF 1934

For the fiscal year ended February 28, 2002

                                             OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

                         Commission File Number 0-12634

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Massachusetts                                            13-3161322
----------------------------------                           -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

625 Madison Avenue, New York, New York                                 10022
------------------------------------------                        --------------
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

The Partnership completed its initial public offering (the "Offering") on May 4, 1984. Pursuant to the Offering, the Partnership issued 5,019 Initial Limited Partnership Interests in 1984 and 5,019 Additional Limited Partnership Interests in 1985, resulting in $50,190,000 in Gross Proceeds and $36,638,700 of net proceeds available for investment and reserves. The Partnership is currently in the process of winding up its operations and disposing of its investments. It is anticipated that this process will take a number of years. See "Sales of Underlying Properties/Local Partnership Interests" below. As of February 28, 2002, the Partnership has disposed of thirty of its forty-four original investments.

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

Federal, state and local government agencies have provided significant incentives in order to stimulate private investment in government assisted housing. The intent of these incentives is to reduce certain market risks and permit investors to receive (i) tax benefits, (ii) limited cash distributions and (iii) long-term capital appreciation. Notwithstanding these factors, there remain significant risks. These risks include, and are not limited to, the financial strength and expertise of the local general partners. The long-term nature of the investments in government-subsidized housing and the continuance of government incentives has limited the ability of the Partnership to vary its investment portfolio in response to changing economic, financial and investment conditions; such investments have also been subject to changes in local economic circumstances and housing patterns which have had an impact on real estate values and, in the Partnership's current liquidation phase, the ability to achieve a profit on the sale of the apartment complexes. These Apartment Complexes have also required greater management expertise and have had higher operating expenses than conventional apartment buildings. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, below.

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

The Purchase Money Notes, which provide for simple interest, will not be in default if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding Subsidiary Partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. As of February 28, 2002, the maturity dates of the Purchase Money Notes associated with the remaining properties owned by the Subsidiary Partnerships were extended for three to five years (see below). Any interest not paid currently accrues, without further interest thereon, through the extended due date of each of the Purchase Money Notes, respectively. Continued accrual of such interest without payment would impact the effective rate of the Purchase Money Notes, specifically by reducing the current effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the Purchase Money Notes. Unpaid interest of $24,682,606 and $30,335,470 at February 28, 2002 and 2001, respectively, has been accrued and is included in the caption due to selling partners. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds from the sale or refinancing of the Apartment Complex, or in some cases the Local Partnership Interest to which the Purchase Money Note relates.

The Partnership was permitted to extend the term of the Purchase Money Notes for up to five additional years. In connection with such extensions, the Partnership incurred an extension fee of 1/2% per annum of the outstanding principal balance of the Purchase Money Notes. The Partnership sent an extension notice to each Purchase Money Note holder that pursuant to the Purchase Money Note, it was extending the maturity. However in certain cases, the Partnership did not pay the extension fee at that time, deferring such payment to the future. All Purchase Money Notes are now extended with maturity dates ranging from July to October 2002. Extension fees of $737,826 were accrued and added to the Purchase Money Notes balance.

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

The Local Partnerships that receive government assistance are subject to low-income use restrictions which limited the owners' ability to sell or refinance the properties. In order to maintain the existing inventory of affordable housing, Congress passed a series of related acts including the Emergency Low Income Preservation Act of 1987, the Low-Income Housing Preservation and Resident Homeownership Act of 1990 (together the "Preservation Acts") and the Housing Opportunity Program Extension Act of 1996 (the "1996 Act"). In exchange for maintaining the aforementioned use restrictions, the Preservation Acts provided financial incentives for owners of government assisted properties. The 1996 Act provided financial assistance by funding the sale of such properties to not-for-profit owners and also restores the owners' abilities to prepay their HUD mortgage and convert the property to condominiums or market-rate rental housing. Local general partners had filed for incentives under the Preservation Acts or the 1996 Act for the following local partnerships: San Diego - Logan Square Gardens Company, Albuquerque - Lafayette Square Apts. Ltd., Westgate Associates Limited, Riverside Gardens, a Limited Partnership, Pacific Palms, a Limited Partnership, Canton Commons Associates, Rosewood Manor Associates, Bethany Glen Associates and South Munjoy Associates, Limited. As of February 28, 2002, all of these Local Partnerships were sold except for Logan

Square and Lafayette Square. The Preservation Acts have subsequently been repealed or revoked. The local general partner of the Logan Square and Lafayette Square properties is currently negotiating purchase and sale contracts.

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

SALES OF UNDERLYING PROPERTIES/LOCAL PARTNERSHIP INTERESTS

GENERAL

The Partnership is currently in the process of winding up its operations and disposing of its investments. It is anticipated that this process will take a number of years. As of February 28, 2002, the Partnership has disposed of thirty of its forty-four original investments. Subsequently, on March 27, 2002 two additional investments were sold. Six additional investments are listed for sale and the General Partner anticipates that the six remaining investments will be listed for sale by December 31, 2002. There can be no assurance as to when the Partnership will dispose of its last remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions including changes in tax laws, it is unlikely that the proceeds from such sales will be sufficient to return the limited partners original investment.

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

On December 30, 1998, the Partnership contributed its limited partnership interest in Bethany Glen Associates, Westwood, Ltd., Parktowne, Ltd., Rolling Meadows Apartments, Ltd., Buena Vista Apartments, Ltd. and Wingate Associates, Ltd. to Trust I. On December 31, 1998, the Partnership contributed its limited partnership interests in Grandview-Blue Ridge Manor Limited, Breckenridge-Chaparral Apartments II, Ltd., El Paso-Gateway East, Ltd., Albequerque-Lafayette Square Apartments, Ltd., Corpus Christi-Oso Bay Apartments, Ltd., Westgate Associates Limited, San Diego-Logan Square Gardens Co., Ardmore-Rolling Meadows of Ardmore, Ltd., Fort Worth-Northwoods Apartments, Ltd. and Stephenville-Tarleton Arms Apartments, Ltd. to Trust II. In each case, the interests were contributed subject to each respective Purchase Money Note. The contribution did not involve any consideration being paid to the Partnership, therefore, there was no tax effect to the limited partners of the Partnership. Bethany Glen, Westwood, Parktowne, Rolling Meadows, Buena Vista and Westgate have been sold.

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

On March 16, 2001, the property and the related assets and liabilities of Char-Mur Apartments ("Char-Mur") were sold to an affiliate of the Local General Partner for $475,000, resulting in a loss in the amount of approximately $193,000. The Partnership used approximately $85,000 to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $986,000, resulting in forgiveness of indebtedness income of $901,000.

On April 19, 2001, San Diego - Logan Square Gardens Company ("Logan") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $9,500,000. The closing is expected to occur in late 2002. No assurances can be given that the sale will actually occur.

On August 31, 2001, the property and the related assets and liabilities of Rolling Meadows Apartments, Ltd. ("Rolling Meadows") were sold to an unaffiliated third party purchaser for $1,925,000 resulting in a loss in the amount of approximately $485,000. The Partnership used approximately $201,000 to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $3,757,000 resulting in forgiveness of indebtedness income of approximately $3,556,000.

On September 4, 2001, Albuquerque - Lafayette Square Apartments, Ltd. ("Lafayette") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $7,000,000. The closing is expected to occur in late 2002. No assurances can be given that the sale will actually occur.

On September 25, 2001, Forth Worth - Northwood Apartments, Ltd ("Northwood") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an affiliate of the Local General Partner for a purchase price of $3,800,000. The closing is expected to occur in late 2002. No assurances can be given that the sale will actually occur.

On October 25, 2001, El Paso - Gateway East, Ltd. ("Gateway") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $2,700,000. The closing is expected to occur in late 2002. No assurances can be given that the sale will actually occur.

On November 1, 2001 Wingate Associates, Limited ("Wingate") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an affiliate of the Local General Partner for a purchase price of $2,600,000. The closing is expected to occur in late 2002. No assurances can be given that the sale will actually occur.

On November 26, 2001, the Partnership's Limited Partnership Interest in Buena Vista Manor Apartments, Ltd. ("Buena Vista") was sold to the Local General Partners for $125,000 resulting in a loss in the amount of approximately $596,000. No proceeds were used to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $5,092,000 resulting in a gain of approximately $5,092,000.

On December 4, 2001, the Partnership's Limited Partnership Interest in Crossett Apartments, Ltd. ("Crossett") was sold to the Local General Partner effective January 1, 2002 for $7,920 resulting in a loss of approximately $212,000 and the related Purchase Money Note was assigned to the Local General Partner. No proceeds were used to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $1,117,000 resulting in a gain on sale of property of approximately $1,117,000.

On December 4, 2001, the Partnership's Limited Partnership Interest in Cedar Hill Apartments, Ltd. ("Cedar Hill") was sold to the Local General Partner effective January 1, 2002 for $11,988 resulting in a loss of approximately $479,000 and the related Purchase Money Note was assigned to the Local General Partner. No proceeds were used to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $1,220,000 resulting in a gain on sale of property of approximately $1,220,000.

On December 18, 2001, Bay Village Company ("Bay Village") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an affiliate of the Local

General Partner for a purchase price of $6,075,000. The closing is expected to occur in late 2002. No assurances can be given that the sale will actually occur.

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

Item 2.  Properties.

As of February 28, 2002, the Partnership holds a 98.99% limited partnership interest in each of nineteen Local Partnerships, which own nineteen residential Apartment Complexes receiving Government Assistance. During the fiscal year ended February 28, 2002, the property and the related assets and liabilities owned by two Local Partnerships were sold and the Partnership's Local Partnership Interest in three other Local Partnerships were sold. Through the fiscal year ended February 28, 2002, the properties and the related assets and liabilities owned by fifteen Local Partnerships were sold and the Partnership's Local Partnership Interest in fifteen other Local Partnerships were sold. Set forth below is a schedule of these Local Partnerships, including certain information concerning the Apartment Complexes (the "Local Partnership Schedule"). See Schedule III to the financial statements included herein for additional information, including encumbrances, pertaining to the Apartment Complexes.

                           LOCAL PARTNERSHIP SCHEDULE

                                              GOVERNMENT
                                              ASSISTANCE               PERCENTAGE OF UNITS
                                    YEAR     ------------            OCCUPIED AT DECEMBER 31,
NAME AND LOCATION OF PROPERTY       COM-         HUD            ------------------------------------
(NUMBER OF UNITS) (b)              PLETED    PROGRAMS (a)       2001    2000    1999    1998    1997
---------------------              ------    ------------       ----    ----    ----    ----    ----
Caddo Parish-Villas South, Ltd.     1972      Sec.221(d)(4)     86 %     86%     86%     86%     86%
  Shreveport, Louisiana (172)

Oklahoma City-Town and              1973      Sec.207            (j)     (j)     (j)     (j)     67%
  Country Village
  Apartments, Ltd.
  Oklahoma City, Oklahoma (201)

Rolling Meadows of
  Chickasha, Ltd.                   1972      Sec.236            (f)     (f)     (f)     (f)     (f)
  Chickasha, Oklahoma (112)

New Jersey, Ltd.                    1977      Sec.221(d)(4)      (n)     (n)     83%     96%     98%
  Mobile, Alabama (112)

Zeigler Boulevard, Ltd.             1981      Sec.221(d)(4)      80%     76%     85%    100%     99%
  Mobile, Alabama (112)

Eastwyck III, Ltd.                  1979      Sec.221(d)(4)      90%     100%    98%     96%     96%
  Mobile, Alabama (48)

Breckenridge-Chaparral
  Apartments II, Ltd.               1973      Sec.236            91%     87%     (k)     94%     98%
  Breckenridge, Texas (88)

Country, Ltd.                       1978      Sec.221(d)(4)      (i)     (i)     (i)     (i)     94%
  Ridgeland, Mississippi (112)(c)

Westwood Apartments
  Company, Ltd.                     1978      Sec.221(d)(4)      (n)     (n)     57%     45%     68%
  Montgomery, Alabama (176)

                           LOCAL PARTNERSHIP SCHEDULE
                                   (CONTINUED)

                                              GOVERNMENT
                                              ASSISTANCE               PERCENTAGE OF UNITS
                                    YEAR     ------------            OCCUPIED AT DECEMBER 31,
NAME AND LOCATION OF PROPERTY       COM-         HUD            ------------------------------------
(NUMBER OF UNITS) (b)              PLETED    PROGRAMS (a)       2001    2000    1999    1998    1997
---------------------              ------    ------------       ----    ----    ----    ----    ----
Parktowne, Ltd.                     1978      Sec.221(d)(4)      (n)     (n)     93%     97%     97%
  Montgomery, Alabama (144)

Corpus Christi-Oso Bay
  Apartments, Ltd.                  1973      Sec.236            99%     95%     (k)     99%     100%
  Corpus Christi, Texas (104)

Northbrook III, Ltd.                1981      Sec.221(d)(4)      (i)     (i)     (i)     (i)     85%
  Jackson, Mississippi (68)(c)                Sec.8

Bethany Glen Associates             1971      Sec.221(d)(3)      (l)     (l)     (l)     95%     97%
  Glendale, Arizona (150)                     Sec.8

Albuquerque-Lafayette
  Square Apts., Ltd.                1973      Sec.236            96%     99%     (k)     99%     99%
  Albuquerque, New Mexico (188)

Roper Mountain Apartments           1979      Sec.221(d)(4)      (e)     (e)     (e)     (e)     (e)
  Greenville, South Carolina (152)

Warren Manor Apartments
  Limited Partnership
  Warren, Michigan
    Warren Manor I (344)            1968      Sec.221(d)(4)      (m)     (m)     (m)     95%     97%
    Warren Manor II (136)           1970      Sec.221(d)(4)      (m)     (m)     (m)     95%     96%

Golf Manor Apartments               1970      Sec.221(d)(4)      (m)     (m)     (m)     98%     96%
  Limited Partnership
  Roseville, Michigan (128)

Warren Woods Apartments             1971      Sec.221(d)(4)      (m)     (m)     (m)     99%     96%
  Limited Partnership
  Warren, Michigan (192)

Canton Commons Apartments           1973      Sec.221(d)(4)      (m)     (m)     (m)     96%     96%
  Canton, Michigan (452)                      Sec.236
                                              Sec.8

Los Caballeros Apartments           1976      Sec.236            (h)     (h)     (h)     (h)     (h)
  Thornton, Colorado (144) (d)

Rosewood Manor Apartments           1972      Sec.236            (m)     (m)     (m)     99%     96%
  Rosewood, Michigan (207)                    Sec.8

Grosvenor South Apartments          1969      Sec.221(d)(3)      (h)     (h)     (h)     (h)     (h)
  Limited Partnership
  Taylor, Michigan (182)

                           LOCAL PARTNERSHIP SCHEDULE
                                   (CONTINUED)

                                              GOVERNMENT
                                              ASSISTANCE               PERCENTAGE OF UNITS
                                    YEAR     ------------            OCCUPIED AT DECEMBER 31,
NAME AND LOCATION OF PROPERTY       COM-         HUD            ------------------------------------
(NUMBER OF UNITS) (b)              PLETED    PROGRAMS (a)       2001    2000    1999    1998    1997
---------------------              ------    ------------       ----    ----    ----    ----    ----
Grosvenor South Apartments          1969      Sec.221(d)(4)      (h)     (h)     (h)     (h)     (h)
  #2 Limited Partnership
  Taylor, Michigan (54)

Clinton Plaza Apartments            1969      Sec.221(d)(3)      (h)     (h)     (h)     (h)     (h)
  Limited Partnership
  Clinton, Michigan (168)

Clinton Plaza Apartments            1970      Sec.221(d)(3)      (h)     (h)     (h)     (h)     (h)
  #2 Limited Partnership
  Clinton, Michigan (192)

Oakland-Keller Plaza                1972      Sec.236            (e)     (e)     (e)     (e)     (e)
  Oakland, California (200)                   Sec.8

San Diego-Logan Square
  Gardens Company                   1970      Sec.236            100%    98%     (k)     98%     100%
  San Diego, California (170)                 Sec.8

Grandview-Blue Ridge Manor, Ltd.    1972      Sec.236            96%     95%     (k)     93%     74%
  Grandview, Missouri (80)

Ardmore-Rolling Meadows
  of Ardmore, Ltd.                  1974      Sec.236            100%    100%    (k)     98%     91%
  Ardmore, Oklahoma (101)

El Paso-Gateway East, Ltd.          1972      Sec.236            96%     99%     (k)     96%     100%
  El Paso, Texas (104)                        Sec.8

Fort Worth-Northwood
  Apartments, Ltd.                  1972      Sec.236            97%     99%     (k)     92%     97%
  Fort Worth, Texas (100)

Stephenville-Tarleton Arms
  Apartments, Ltd.                  1972      Sec.236            99%     95%     (k)     95%     94%
  Stephenville, Texas (128)                   Sec.8

Cudahy Gardens,
  a Limited Partnership             1971      Sec.236            (i)     (i)     (i)     (i)     98%
  Cudahy, California (100)                    Sec.8

Pacific Palms,
  a Limited Partnership             1972      Sec.236            (n)     (n)     90%     98%     95%
  Palm Springs, California (139)

Riverside Gardens,

                           LOCAL PARTNERSHIP SCHEDULE
                                   (CONTINUED)

                                              GOVERNMENT
                                              ASSISTANCE               PERCENTAGE OF UNITS
                                    YEAR     ------------            OCCUPIED AT DECEMBER 31,
NAME AND LOCATION OF PROPERTY       COM-         HUD            ------------------------------------
(NUMBER OF UNITS) (b)              PLETED    PROGRAMS (a)       2001    2000    1999    1998    1997
---------------------              ------    ------------       ----    ----    ----    ----    ----
  a Limited Partnership             1971      Sec.236            (i)     (i)     (i)     (i)     99%
  Riverside, California (192)

Bay Village Company                 1971      Sec.236            100%    99%     99%     95%     96%
  Fall River, Massachusetts (206)             Sec.8

Buena Vista Manor
  Apartments, Ltd.                  1969      Sec.221(d)(3)      (p)     98%     98%     100%    96%
  Nashville, Tennessee (200)                  Sec.8

Rolling Meadows
  Apartments, Ltd.                  1971      Sec.236            (o)     94%     98%     96%     99%
  Midwest City, Oklahoma (200)                Sec.8

Westgate Associates, Limited        1971      Sec.236            (n)     (n)     93%     89%     98%
  Brattleboro, Vermont (100)                  Sec.8

Wingate Associates Limited          1972      Sec.236            95%     99%     98%     97%     98%
  Laconia, New Hampshire (100)                Sec.8

South Munjoy
  Associates, Limited               1966      Sec.221(d)(3)      (g)     (g)     (g)     (g)     (g)
  Portland, Maine (140)

Cedar Hill Apartments, Ltd.         1973      Sec.236            (p)     97%     100%    93%     97%
  Monticello, Arkansas (60)

Char-Mur Apartments, Ltd.           1973      Sec.236            (o)     46%     77%     58%     71%
  Trumann, Arkansas (48)

Crossett Apartments, Ltd.           1973      Sec.236            (p)     100%    100%    98%     100%
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

(j) The Partnership's Local Partnership Interests in these Local Partnerships were sold during the fiscal year ended February 28, 1999 (see Note 10 in Item 8. Financial Statements and Supplemental Data).

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

(o) The property and the related assets and liabilities were sold during the fiscal year ended February 28, 2002 (see Note 10 in Item 8. Financial Statements and Supplemental Data).

(p) The Partnership's Local Partnership Interests in these Local Partnerships were sold during the fiscal year ended February 28, 2002 (see Note 10 in Item 8. Financial Statements and Supplemental Data).

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

Item 3.  Legal Proceeding.

On or about July 24, 2000, three limited partnerships controlled by the Purchase Money Note holder commenced litigation in the Circuit Court of Jefferson County, Alabama against the Partnership, captioned as follows: MOBILE EASTWYCK III APARTMENTS, LTD. V. SHEARSON + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP ET AL., CV-00-4431, MOBILE APARTMENTS, LTD. V. SHEARSON + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP ET AL., CV-00-4432, and ZEIGLER PARTNERS LTD. V. SHEARSON + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP ET AL., CV-00-4433 (collectively, the "Litigations"). In addition, on or about March 2001, Wallace, Jordan, Ratliff and Brandt, LLC ("Wallace, Jordan") commenced an interpleader action in the Civil Court of Jefferson County, Alabama, entitled WALLACE, JORDAN, RATLIFF AND BRANDT, LLC V. SHEARSON + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP ET AL., CV-01-001155 ("the interpleader action").

On April 3, 2002, the Litigations and the interpleader action were fully resolved and dismissed with prejudice.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fiscal year covered by this report through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Registrant's Limited Partnership Interests and Related Security Holder Matters.

At February 28, 2002, the Partnership had issued and outstanding 10,038 Limited Partnership Interests, of which 5,019 are Initial Limited Partnership Interests and 5,019 are Additional Limited Partnership Interests, each representing a $5,000 capital contribution per unit to the Partnership, for aggregate gross proceeds of $50,190,000. Additional Limited Partnership Interests are the Limited Partnership Interests acquired upon the exercise of warrants or sold by the Partnership upon the non-exercise of the warrants. The warrants are rights granted pursuant to the Partnership Agreement as part of the purchase of an Initial Limited Partnership Interest. No further issuance of Initial Limited Partnership Interests or Additional Limited Partnership Interests is anticipated and all warrants have expired. As of February 28, 2002, the Partnership had 4,117 registered holders of Limited Partnership Interests.

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

In March 2002 and 2001, distributions of approximately $0 and $511,000 and $0 and $5,000 were paid to the limited partners and General Partners, respectively, from net proceeds from the sale of properties (see Item 7. below). Of the total distributions of approximately $0 and $516,000 for the years ended February 28, 2002 and February 28, 2001, there was no return of capital determined in accordance with U.S. generally accepted accounting principles. There are no material restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement. However, the Partnership has invested in Local Partnerships owning Apartment Complexes which receive Government Assistance under programs which in many instances restrict the cash return available to owners. See Item 8, Note 11(i). The Partnership does not anticipate providing cash distribu-tions to its Limited Partners in circumstances other than refinancing or sale, nor do the General Partners expect that the Partnership will distribute sufficient net proceeds from sales or refinancings to return the Limited Partners' original investment.

Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Partnership. Additional financial information is set forth in the audited financial statements in Item 8 hereof.

                                                          YEAR ENDED
                        --------------------------------------------------------------------------------
                        FEBRUARY 28,     FEBRUARY 28,     FEBRUARY 29,     FEBRUARY 28,     FEBRUARY 28,
OPERATIONS                  2002            2001             2000             1999             1998
----------              ------------     ------------     ------------     ------------     ------------
Revenues                $ 17,797,723     $ 16,831,588     $ 14,075,165     $ 35,823,217     $ 24,780,246
Operating expenses        14,785,334       17,101,952       22,632,634       31,032,957       36,942,698
                        ------------     ------------     ------------     ------------     ------------
Income (loss) before       3,012,389         (270,364)      (8,557,469)       4,790,260      (12,162,452)
  minority interest
  and extraordinary
  item
Minority interest in           6,242           (2,300)          (1,430)        (424,099)        (102,344)
  income (loss) of      ------------     ------------     ------------     ------------     ------------
  subsidiaries
Income (loss) before       3,018,631         (272,664)      (8,558,899)       4,366,161      (12,264,796)
  extraordinary item
Extraordinary              4,456,996       10,348,388       26,725,364        7,583,482       21,447,564
  item-forgiveness      ------------     ------------     ------------     ------------     ------------
  of indebtedness
Net income              $  7,475,627     $ 10,075,724     $ 18,166,465     $ 11,949,643     $  9,182,768
                        ============     ============     ============     ============     ============
Income (loss) before    $        298     $        (27)    $       (844)    $        431     $     (1,209)
  extraordinary item
  per limited
  partnership unit
Extraordinary item               440            1,020            2,636              748            2,115
  per limited           ------------     ------------     ------------     ------------     ------------
  partnership unit
Net income per          $        738     $        993     $      1,792     $      1,179     $        906
  limited               ============     ============     ============     ============     ============
  partnership unit


                                                          YEAR ENDED
                        --------------------------------------------------------------------------------
                        FEBRUARY 28,     FEBRUARY 28,     FEBRUARY 29,     FEBRUARY 28,     FEBRUARY 28,
FINANCIAL POSITION          2002            2001             2000             1999             1998
------------------      ------------     ------------     ------------     ------------     ------------
Total assets            $ 30,920,706     $ 37,735,134     $ 49,506,785     $ 74,790,559     $ 90,771,154
                        ============     ============     ============     ============     ============

Long-term obligations   $ 57,769,127     $ 72,474,005     $ 93,199,151     $134,392,143     $156,769,256
                        ============     ============     ============     ============     ============

Total liabilities       $ 62,823,551     $ 77,233,742     $ 98,569,533     $141,014,105     $166,092,977
                        ============     ============     ============     ============     ============

Minority interest       $    153,784     $     33,648     $     28,932     $     30,399     $    167,391
                        ============     ============     ============     ============     ============

During the years ended February 28, 1998, 1999, February 29, 2000, February 28, 2001, and 2002 total assets decreased primarily due to the sale of properties (see Item 8., Note 10), depreciation and a loss for the impairment of assets, partially offset by an increase in cash and cash equivalents resulting from net proceeds from the sales and net additions to property and equipment. Long-term obligations and total liabilities decreased for the years ended February 28, 1998, 1999, February 29, 2000, February 28, 2001, and 2002 primarily due to the repayment of and forgiveness of indebtedness on Purchase Money Notes, mortgage notes payable and amounts due to selling partners as a result of the sale of underlying properties, partially offset by accruals of interest on Purchase Money Notes.

                  Selected Quarterly Financial Data (Unaudited)

                                                  QUARTER ENDED
                            -----------------------------------------------------------
OPERATIONS                     MAY 31,      AUGUST 31,    NOVEMBER 30,     FEBRUARY 28,
                                2001           2001           2001             2002
------------------          ------------   ------------   ------------     ------------
Revenues                     $2,988,398     $3,139,040     $2,430,468       $9,239,817
Operating expense             3,815,298      3,651,928      3,551,772        3,766,336
                             ----------     ----------     ----------       ----------
(Loss) income before           (826,900)      (512,888)    (1,121,304)       5,473,481
minority interest

Minority interest in
(loss) income of
subsidiaries                       (462)          (832)         5,772           1,764
                             ----------     ----------     ----------       ----------

(Loss) income before
extra-ordinary items           (827,362)      (513,720)    (1,115,532)      5,475,245

Extra-ordinary item --
forgiveness of
indebtedness                    901,219              0      3,861,270        (305,493)
                             ----------     ----------     ----------       ----------

Net income (loss)            $   73,857     $ (513,720)    $2,745,738       $5,169,752
                             ==========     ==========     ==========       ==========

(Loss) income before
extra-ordinary item          $   (81.60)    $   (50.66)    $  (110.02)      $   540.00
per limited
partnership unit

Extra ordinary item
per limited
partnership unit                  88.88           0.00         380.82          (30.13)
                             ----------     ----------     ----------       ----------

Net (loss) income per
limited partnership          $     7.28     $   (50.66)    $   270.80       $   509.87
unit                         ==========     ==========     ==========       ==========


                                                  QUARTER ENDED
                            -----------------------------------------------------------
OPERATIONS                     MAY 31,      AUGUST 31,    NOVEMBER 30,     FEBRUARY 28,
                                2000           2000           2000             2001
------------------          ------------   ------------   ------------     ------------
Revenues                     $3,597,843     $6,171,159     $3,676,935       $3,385,651
Operating expenses            4,494,723      4,133,994      4,126,204        4,347,031
                             ----------     ----------     ----------       ----------
(Loss) income before           (896,880)     2,037,165       (449,269)        (961,380)
minority interest

Minority interest in
(loss) income of
subsidiaries                       (662)       (27,946)          (510)          26,818
                             ----------     ----------     ----------       ----------

(Loss) income before
extra-ordinary items           (897,542)     2,009,219       (449,779)        (934,562)

Extra-ordinary item --
forgiveness of
indebtedness                          0      3,545,978      4,024,244        2,778,166
                             ----------     ----------     ----------       ----------

Net (loss) income            $ (897,542)    $5,555,197     $3,574,465       $1,843,604
                             ==========     ==========     ==========       ==========

(Loss) income before
extra-ordinary item          $   (88.52)    $   198.16     $   (44.36)      $   (92.17)
per limited
partnership unit

Extra ordinary item
per limited
partnership unit                   0.00         349.72         396.89           274.00
                             ----------     ----------     ----------       ----------

Net (loss) income per
limited partnership          $   (88.52)    $   547.88     $   352.53       $   181.83
unit                         ==========     ==========     ==========       ==========

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

During the fiscal year ended February 28, 2002, the property and the related assets and liabilities owned by two Local Partnerships and the Partnership's Limited Partnership Interest in three Local Partnerships were sold to third parties. Through the fiscal year ended February 28, 2002, the properties and the related assets and liabilities owned by fifteen Local Partnerships were sold and the Partnership's Local Partnership Interest in fifteen other Local Partnerships were sold.

The Partnership had a working capital reserve of approximately $135,000 and $1,200,000 (which does not include approximately $516,000 of net proceeds from the sale of properties which was distributed to the limited partners and General Partners in March 2001) at February 28, 2002 and 2001, respectively. The working capital reserve is temporarily invested in money market accounts which can be easily liquidated to meet obligations as they arise. The General Partners believe that the Partnership's reserves, net proceeds from future sales and future cash flow distributions will be adequate for its operating needs, and plans to continue investing available reserves in short-term investments. The General Partners fees are being paid currently other than approximately $1,759,000 of Partnership management fees which were accrued and continue to be deferred.

During the fiscal year ended February 28, 2002, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $1,697,000. This decrease was due to an increase in mortgage escrow deposits relating to investing activities ($635,000), acquisition of property and equipment ($593,000), distributions ($516,000), payments to selling partners ($22,000) and net principal payments of mortgage notes and purchase money notes ($3,642,000) which exceeded proceeds from the sale of properties ($2,564,000), cash provided by operating activities ($1,020,000) and an increase in minority interest ($126,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is gain on sale of properties ($5,464,000), forgiveness of indebtedness income ($4,457,000) and depreciation ($1,137,000).

Cash flow distributions aggregating $71,144, $196,814 and $166,699 were made to the Partnership in the 2001, 2000 and 1999 Fiscal Years, respectively. Of such distributions, $56,426, $118,246 and $100,019, respectively, was used to pay interest on the Purchase Money Notes. Distribution of proceeds from sales aggregating $289,581 and $5,988,453 were made to the Partnership in the 2001 and 2000 Fiscal Years, respectively of which $286,080 and $3,612,653, respectively, was used to pay principal and interest on the Purchase Money Notes.

PURCHASE MONEY NOTES

For a discussion of Purchase Money Notes Payable, see Note 7 to the Financial Statements.

GOVERNMENT PROGRAMS AND REGULATIONS

For a discussion of Government Programs and Regulations, see Item 1. Business.

SALES OF UNDERLYING PROPERTIES/LOCAL PARTNERSHIP INTERESTS

GENERAL

The Partnership is currently in the process of winding up its operations and disposing of its investments. It is anticipated that this process will take a number of years. As of February 28, 2002, the Partnership has disposed of thirty of its forty-four original investments. Subsequently, on March 27, 2002 two additional investments were sold. Six additional investments are listed for sale and the General Partner anticipates that the six remaining investments will be listed for sale by December 31, 2002. There can be no assurance as to when the Partnership will dispose of its last remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions including changes in tax laws, it is unlikely that the proceeds from such sales will be sufficient to return the limited partners original investment.

In order to facilitate an orderly disposition of the Partnership's assets, the Partnership formed Trust I, a Massachusetts limited liability company which is owned 99.99% by the Partnership and .01% by affiliates of Related; and, Trust II, a Massachusetts general partnership which is owned 99% by GP II and 1% by GP
I. Both GP I and GP II are owned by the Partnership.

On December 30, 1998, the Partnership contributed its limited partnership interest in Bethany Glen Associates, Westwood, Ltd., Parktowne, Ltd., Rolling Meadows Apartments, Ltd., Buena Vista Apartments, Ltd. and Wingate Associates, Ltd. to Trust I. On December 31, 1998, the Partnership contributed its limited partnership interests in Grandview-Blue Ridge Manor Limited, Breckenridge-Chaparral Apartments II, Ltd., El Paso-Gateway East, Ltd., Albequerque-Lafayette Square Apartments, Ltd., Corpus Christi-Oso Bay Apartments, Ltd., Westgate Associates Limited, San Diego-Logan Square Gardens Co., Ardmore-Rolling Meadows of Ardmore, Ltd., Fort Worth-Northwoods Apartments, Ltd. and Stephenville-Tarleton Arms Apartments, Ltd. to Trust II. In each case, the interests were contributed subject to each respective Purchase Money Note. The contribution did not involve any consideration being paid to the Partnership, therefore, there was no tax effect to the limited partners of the Partnership. Bethany Glen, Westwood, Parktowne, Rolling Meadows, Buena Vista and Westgate have been sold.


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

Except as described above, management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the United States is experiencing downturns in the econ-omy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy.

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

Through February 28, 2002, the Partnership has recorded approximately $8,889,000 as a loss on impairment of assets.

The following is a summary of the results of operations of the Partnership for the Fiscal Years ended February 28, 2002, February 28, 2001 and February 29, 2000 (the 2001, 2000 and 1999 Fiscal Years, respectively).

The results of operations of the Partnership, as well as the Local Partnerships, excluding gain on sale of property and forgiveness of indebtedness income, remained fairly constant during the 2001, 2000 and 1999 Fiscal Years. Contributing to the relatively stable operations at the Local Partnerships is the fact that a large portion of the Local Partnerships are operating under Government Assistance Programs which provide for rental subsidies and/or reductions of mortgage interest payments under HUD Section 8 and Section 236 Programs. Currently, thirteen of the fourteen Local Partnerships are receiving rental subsidies and fourteen have mortgages with interest subsidies, which reduce the effective interest rates to a range of 1% to 2% per annum.

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

The net income for the 2001, 2000 and 1999 Fiscal Years aggregated $7,475,627, $10,075,724 and $18,166,465, respectively. These represent income per Limited Partnership unit of $738, $993 and $1,792, respectively.

Excluding the 2001, 2000 and 1999 Fiscal Years in which the Partnership generated passive income, the Partnership has met the investment objective of generating tax benefits in the form of passive losses (which Limited Partners may use to offset passive income from other sources). This passive income may be offset by the carryforward of any unused passive losses from prior years; however, to date the Partnership has been unable to provide cash distributions to the Limited Partners other than from the proceeds of sale of underlying properties.

2001 VS. 2000
Rental income decreased by approximately 14% during the 2001 Fiscal Year as compared to the 2000 Fiscal Year. Excluding New Jersey, Westgate, Parktowne, Westwood, Pacific Palm, Char-Mur and Rolling Meadows which sold their properties and Buena Vista, Cedar Hill and Crossett in which the Partnership's interest was sold (collectively the "Sold Assets"), rental income increased approximately 6% during the 2001 Fiscal Year as compared to the 2000 Fiscal Year primarily due to rental increases and decreases in vacancies at several Local Partnerships.

Other income decreased approximately $99,000 during the year ended February 28, 2002 as compared to 2001. Excluding the Sold Assets, other income increased approximately $62,000, primarily due to larger cash and cash equivalent balances earning interest at three Local Partnerships, increased laundry income at a fourth Local Partnership and a state grant received at a fifth Local Partnership.

A gain on sale of properties and forgiveness of indebtedness was recorded in the 2001 Fiscal Year (see Notes 10 and 11, respectively, in Item 8. Financial Statements and Supplemental Data).

Total expenses, excluding Sold Assets, administrative and management, operating and taxes and insurance, remained fairly consistent with a decrease of less than 2% for the 2001 Fiscal Year as compared to the 2000 Fiscal Year.

Administrative and management decreased approximately $108,000 for the year ended February 28, 2002, as compared to 2001. Excluding the Sold Assets, administrative and management increased approximately $325,000, primarily due to amortization of the Purchase Money Note extension fees.

Operating decreased approximately $91,000 for the year ended February 28, 2002, as compared to 2001. Excluding the Sold Assets, operating increased approximately $294,000, primarily due to an increase in utility costs at five Local Partnerships.

Taxes and insurance decreased approximately $165,000 for the year ended February 28, 2002, as compared to 2001. Excluding the Sold Assets, taxes and insurance increased approximately $151,000, primarily due to increases of insurance premiums at three Local Partnerships. .

Repairs and maintenance, financial and depreciation expense decreased approximately $536,000, $813,000 and $469,000, respectively, for the 2001 Fiscal Year as compared to the 2000 Fiscal Year. Excluding the Sold Assets, and Zeigler Boulevard Ltd, Eastwyck III, Ltd., Wingate Associates, Ltd., Logan Square, Lafayette Square, Gateway East, Ltd, Bay Village and Northwood Apts. Ltd., for depreciation only, such expenses remained fairly consistent with decreases of approximately $74,000, $12,000 and $9,000 respectively, for the 2001 Fiscal Year as compared to the 2000 Fiscal Year. Zeigler Boulevard Ltd., Eastwyck III, Ltd, Wingate Associates, Ltd., Logan Square, Lafayette Square, Gateway East, Ltd., Bay Village and Northwood Aparts, Ltd. are not depreciated during the period because they are classified as assets held for sale

2000 VS. 1999
Rental income decreased by approximately 25% during the 2000 Fiscal Year as compared to the 1999 Fiscal Year. Excluding New Jersey, Westgate, Parktowne, Westwood, Pacific Palm and Bethany Glen, which sold their properties and Canton Commons, Golf Manor, Rosewood Manor, Warren Manor and Warren Woods, in which the Partnership's interest was sold (collectively the "Sold Assets"), rental income increased approximately 4% during the 2000 Fiscal Year as compared to the 1999 Fiscal Year primarily due to rental increases and decreases in vacancies at several Local Partnerships.

A gain on sale of properties and forgiveness of indebtedness was recorded in the 2000 Fiscal Year (see Notes 10 and 11, respectively, in Item 8. Financial Statements and Supplemental Data).

Total expenses, excluding Sold Assets and loss on impairment of assets remained fairly consistent with a decrease of less than 1% for the 2000 Fiscal Year as compared to the 1999 Fiscal Year.

Administrative and management, administrative and management-related parties, operating, repairs and maintenance, taxes and insurance, financial and depreciation expense decreased approximately $907,000, $364,000, $409,000, $1,139,000, $646,000, $1,006,000 and $963,000, respectively, for the 2000 Fiscal
Year as compared to the 1999 Fiscal Year. Excluding the Sold Assets, and Zeigler Boulevard Ltd, Eastwyck III, Ltd., Rolling Meadows Apartments, Ltd., Wingate Associates Limited and Buena Vista Manor Apartments, Ltd. for depreciation only, such expenses remained fairly consistent with (decreases) increases of approximately ($309,000), ($3,000), $107,000, $166,000, $67,000, $2,000 and
($31,000), respectively, for the 2000 Fiscal Year as compared to the 1999 Fiscal Year. Zeigler Boulevard Ltd., Eastwyck III, Ltd, Rolling Meadows Apartment Ltd., Wingate Associates Limited and Buena Vista Manor Apartments, Ltd. are not depreciated during the period because they are classified as assets held for sale

A loss on impairment of assets was recorded in the 1999 Fiscal Year (see Note 4 in Item 8. Financial Statements and Supplemental Data).

RESULTS OF OPERATIONS OF CERTAIN LOCAL PARTNERSHIPS

CADDO PARISH-VILLAS SOUTH, LTD.
Caddo Parish-Villas South, Ltd. ("Villas South") continues to be in default of its original mortgage agreement. Until November 1995, the project operated under a provisional workout agreement with HUD. During November 1995, the mortgage note was sold to a conventional mortgagee. These items raise substantial doubt about Villas South's ability to continue as a going concern. Villas South is in the process of trying to renegotiate the terms of the notes with the new mortgage holders, but there can be no assurance that the renegotiation will be successful. Villas South filed for protection under Chapter 11 of the United States Bankruptcy Code on November 12, 1996 and the equivalent of a receiver has been appointed. The bankruptcy case was subsequently dismissed on April 18, 2002. The Partnership's investment in Villas South was approximately $0 at both February 28, 2002 and 2001 and the minority interest balance was zero at each date. Villas South's net loss after minority interest amounted to approximately $0, $0 and $0, for the 2001, 2000 and 1999 Fiscal Years, respectively. Accordingly, for the Fiscal Year ended February 28, 1999 a loss on impairment in the amount of $3,191,072 was recognized and the building was written down to zero.

CHAR-MUR APARTMENTS, LTD.
The financial statements of Char-Mur Apartments, Ltd. ("Char-Mur") have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. On March 16, 2001, Char-Mur sold its sole revenue producing asset, an apartment complex, to an affiliate of the Local General Partner for $475,000. As of March 16, 2001, immediately subsequent to the sale, Char-Mur's remaining liabilities exceeded its remaining assets by approximately $120,000.

SAN DIEGO - LOGAN SQUARE GARDENS COMPANY
For the year ended December 31, 2000, San Diego - Logan Square Gardens Company ("Logan Square") financial statements opinion expressed doubt about the entity's ability to continue as a going concern. The conditions that raised this doubt included a history of negative cash flows and a significant bank overdraft. As of December 31, 2001, the substantial doubt about the entity's ability to continue as a going concern for a reasonable period of time has been alleviated for the following reasons. Logan Square has been appraised for $9,350,000, as is, and $11,400,000 if rehabilitated, evidencing its eventual viability. Rent increases have been obtained. Management of Logan Square is pursuing further rent increases in conjunction with HUD's Mark up to Market program. Management of Logan Square indicates its willingness to fund operating losses until positive cash flow is attained.

OTHER

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

None.

Item 8.  Financial Statements and Supplementary Data.


                                                                      SEQUENTIAL
                                                                         PAGE
                                                                      ----------
(a) 1.   Financial Statements

         Independent Auditors' Report                                     26

         Consolidated Balance Sheets at February 28, 2002 and 2001        96

         Consolidated Statements of Income for the Years Ended
         February 28, 2002, 2001 and February 29, 2000                    97

         Consolidated Statements of Partners' Deficit for the
         Years Ended February 28, 2002, 2001 and February 29, 2000        98

         Consolidated Statements of Cash Flows for the Years Ended
         February 28, 2002, 2001 and February 29, 2000                    99

         Notes to Consolidated Financial Statements                      102

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Cambridge + Related Housing Properties Limited Partnership and Subsidiaries

We have audited the consolidated balance sheets of Cambridge + Related Housing Properties Limited Partnership and Subsidiaries as of February 28, 2002 and 2001, and the related consolidated statements of income, partners' deficit, and cash flows for the years ended February 28, 2002, February 28, 2001 and February 29, 2000 (the 2001, 2000 and 1999 Fiscal Years, respectively). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for 19 (2001 Fiscal Year), 24 (2000 Fiscal Year) and 29 (1999 Fiscal Year) subsidiary partnerships whose (losses) income constituted $(787,626), $1,221,181 and ($6,455,621) of the
Partnership's net (loss) income during the 2001, 2000 and 1999 Fiscal Years, respectively, and whose assets constituted 85% (2001 Fiscal Year) and 93% (2000 Fiscal Year) of the Partnership's assets at February 28, 2002 and February 28, 2001, presented in the accompanying consolidated financial statements. The financial statements for 18 (2001 Fiscal Year), 23 (2000 Fiscal Year) and 28 (1999 Fiscal Year) of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors. The financial statements of one (2001, 2000 and 1999 Fiscal Years) of these subsidiary partnerships were unaudited.

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

In our opinion, based upon our audits, and the reports of the other auditors, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cambridge + Related Housing Properties Limited Partnership and Subsidiaries at February 28, 2002 and 2001, and the results of their operations, and their cash flows for the years ended February 28, 2002, February 28, 2001 and February 29, 2000, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 10, the Partnership is currently in the process of winding up its operations and disposing of its investments. It is anticipated that this process will take a number of years.

As discussed in Note 11(a), one subsidiary partnership is in default of its mortgage agreement and another subsidiary partnership's liabilities exceed assets. This raises substantial doubt about these subsidiary partnerships' abilities to continue as going concerns. The financial statements for one of these subsidiary partnerships were unaudited and the auditors for the other subsidiary partnership modified their report due to the uncertainty of the ability of the subsidiary partnership to continue in existence. In addition, during the 2001 Fiscal Year three subsidiary partnerships adopted plans to sell their properties and liquidate in lieu of continuing their businesses. As a result, the financial statements for these three subsidiary partnerships are presented on the liquidating basis of accounting. Such subsidiary partnerships' assets aggregated $4,413,072 at February 28, 2002. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

New York, New York
May 14, 2002

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

/s/ Reznick Fedder & Silverman
Lead Auditor: Philip A. Weitzel
Boston, Massachusetts
Taxpayer Identification Number: 52-1088612
January 25, 2000

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Zeigler Boulevard, Ltd.

We have audited the accompanying statement of net assets in liquidation of Zeigler Boulevard, Ltd. as of December 31, 2001, and the related statement of changes in net assets in liquidation for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in note A to the financial statements, during 2001, the Partnership adopted a plan to sell the rental property and liquidate the Partnership in lieu of continuing the business. As a result, the partnership's financial statements are presented on the liquidation basis of accounting.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Zeigler Boulevard, Ltd., as of December 31, 2001, and the changes in net assets in liquidation for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
February 25, 2002

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

/s/ Reznick Fedder & Silverman
Lead Auditor: Philip A. Weitzel
Boston, Massachusetts
Taxpayer Identification Number: 52-1088612
January 27, 2000

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Eastwyck III, Ltd.

We have audited the accompanying statement of net assets in liquidation of Eastwyck III, Ltd. as of December 31, 2001, and the related statement of changes in net assets in liquidation for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in note A to the financial statements, during 2001, the Partnership adopted a plan to sell the rental property and liquidate the Partnership in lieu of continuing the business. As a result, the Partnership's financial statements are presented on the liquidation basis of accounting.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Eastwyck III, Ltd., as of December 31, 2001, and the changes in net assets in liquidation for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
February 25, 2002

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

/s/ Reznick Fedder & Silverman
Lead Auditor: Philip A. Weitzel
Boston, Massachusetts
Taxpayer Identification Number: 52-1088612
January 24, 2000

[Letterhead of Browder & Associates, P.C.]

Independent Auditor's Report

To the Partners of
Breckenridge-Chaparral Apartments II, Ltd.
Breckenridge, Texas

We have audited the accompanying balance sheet of Breckenridge-Chaparral Apartments II, Ltd. (the Project), Project No. 113-44016-LD as of December 31, 2001, and the related statements of profit and loss, changes in owners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards and GOVERNMENT AUDITING STANDARDS issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 2001 and the results of its operations, changes in owners' equity and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS and the Consolidated Audit Guide for HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 15, 2002 on our consideration of the Project's internal controls and reports dated January 15, 2002 on its compliance with laws and regulations applicable to the basic financial statements, specific requirements applicable to the major HUD program, specific requirements applicable to the nonmajor HUD program, and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 15, 2002

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
February 8, 2000

[Letterhead of Browder & Associates, P.C.]

Independent Auditor's Report

To the Partners of
Corpus Christi-Oso Bay Apartments, Ltd.
Corpus Christi, Texas

We have audited the accompanying balance sheet of Corpus Christi-Oso Bay Apartments, Ltd. (the Project), Project No. 115-44129-LDP, as of December 31, 2001, and the related statements of profit and loss, changes in owners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards and GOVERNMENT AUDITING STANDARDS issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 2001 and the results of its operations, changes in owners' equity and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 15, 2002 on our consideration of the Project's internal controls and reports dated January 15, 2002 on its compliance with laws and regulations applicable to the basic financial statements, specific requirements applicable to the major HUD programs, and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

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

/s/ BROWDER & ASSOCIATES P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 15, 2002

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

/s/ Grass Coffey & Scharlau, C.P.A.'s, P.C.
Phoenix, Arizona
November 10, 1999

[Letterhead of BROWDER & ASSOCIATES, P.C.]

Independent Auditor's Report

To the Partners of
Albuquerque-Lafayette Square Apartments, Ltd.
Albuquerque, New Mexico

We have audited the accompanying balance sheet of Albuquerque-Lafayette Square Apartments, Ltd. (the Project), Project No. 116-44022-LDP, as of December 31, 2001, and the related statements of profit and loss, changes in owners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards and GOVERNMENT AUDITING STANDARDS issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 2001 and the results of its operations, changes in owners' equity and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 15, 2002 on our consideration of the Project's internal controls and reports dated January 15, 2002 on its compliance with laws and regulations applicable to the basic financial statements, specific requirements applicable to the major HUD program, specific requirements applicable to the nonmajor HUD program, and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 15, 2002

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

/s/ Nessel, Smith, Leff & Borsen, PLLC
Certified Public Accountants
Farmington Hills, MI
January 17, 2000

[LETTERHEAD OF BROWDER & ASSOCIATES, P.C.]

Independent Auditor's Report

To the Partners of
San Diego-Logan Square Gardens Company      HUD Field Office Director
San Diego, California                       San Diego, CA

We have audited the accompanying balance sheet of San Diego-Logan Square Gardens Company (the Project), Project No. 129-44051-LD, as of December 31, 2001, and the related statements of profit and loss, changes in owners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards and GOVERNMENT AUDITING STANDARDS issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 2001 and the results of its operations, changes in owners' equity and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 15, 2002 on our consideration of the Project's internal controls and reports dated January 15, 2002 on its compliance with laws and regulations applicable to the basic financial statements, specific requirements applicable to the major HUD programs, and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 15, 2002

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

[LETTERHEAD OF BROWDER & ASSOCIATES, P.C.]

Independent Auditor's Report
To the Partners of
Blue Ridge Manor, Ltd.              HUD Field Office Director
Grandview, Missouri                 Kansas City, MO

We have audited the accompanying balance sheet of Blue Ridge Manor, Ltd. (the Project), Project No. 084-44127-LDP, as of December 31, 2001, and the related statements of profit and loss, changes in owners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards and GOVERNMENT AUDITING STANDARDS issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 2001 and the results of its operations, changes in owners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 15, 2002 on our consideration of the Project's internal controls and reports dated January 15, 2002 on its compliance with laws and regulations applicable to the basic financial statements, specific requirements applicable to the major HUD program, and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 15, 2002

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

[LETTERHEAD OF BROWDER & ASSOCIATES, P.C.]

Independent Auditor's Report

To the Partners of
Ardmore-Rolling Meadows of Ardmore, Ltd.    HUD Field Office Director
Ardmore, Oklahoma                           Oklahoma City, OK

We have audited the accompanying balance sheet of Ardmore-Rolling Meadows of Ardmore, Ltd. (the Project), Project No. 117-44044-LD, as of December 31, 2001, and the related statements of profit and loss, changes in owners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards and GOVERNMENT AUDITING STANDARDS issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 2001 and the results of its operations, changes in owners' equity and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 15, 2002 on our consideration of the Project's internal controls and reports dated January 15, 2002 on its compliance with laws and regulations applicable to the basic financial statements, specific requirements applicable to the major HUD programs, and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 15, 2002

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

[LETTERHEAD OF BROWDER & ASSOCIATES, P.C.]

Independent Auditor's Report

To the Partners of
El Paso-Gateway East Apartments, Ltd.       HUD Field Office Director
El Paso, Texas                              Fort Worth, TX

We have audited the accompanying balance sheet of El Paso-Gateway East Apartments, Ltd. (the Project), Project No. 133-44016-LD, as of December 31, 2001, and the related statements of profit and loss, changes in owners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards and GOVERNMENT AUDITING STANDARDS issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 2001 and the results of its operations, changes in owners' equity and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 15, 2002 on our consideration of the Project's internal controls and reports dated January 15, 2002 on its compliance with laws and regulations applicable to the basic financial statements, specific requirements applicable to the major HUD program, specific requirements applicable to the nonmajor HUD program, and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 15, 2002

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

[LETTERHEAD OF BROWDER & ASSOCIATES, P.C.]

Independent Auditor's Report

To the Partners of
Fort Worth-Northwood Apartments, Ltd.       HUD Field Office Director
Fort Worth, Texas                           Fort Worth, TX

We have audited the accompanying balance sheet of Fort Worth-Northwood Apartments, Ltd. (the Project), Project No. 113-44025-LDP-SUP, as of December 31, 2001, and the related statements of profit and loss, changes in owners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards and GOVERNMENT AUDITING STANDARDS issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 2001 and the results of its operations, changes in owners' equity and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 15, 2002 on our consideration of the Project's internal controls and reports dated January 15, 2002 on its compliance with laws and regulations applicable to the basic financial statements, specific requirements applicable to the major HUD program, and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 15, 2002

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

[LETTERHEAD OF BROWDER & ASSOCIATES, P.C.]

Independent Auditor's Report

To the Partners of
Stephenville-Tarleton Arms Apartments, Ltd.     HUD Field Office Director
Stephenville, Texas                             Fort Worth, TX

We have audited the accompanying balance sheet of Stephenville-Tarleton Arms Apartments, Ltd. (the Project), Project No. 113-44034-LD, as of December 31, 2001, and the related statements of profit and loss, changes in owners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards and GOVERNMENT AUDITING STANDARDS issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 2001 and the results of its operations, changes in owners' equity and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 15, 2002 on our consideration of the Project's internal controls and reports dated January 15, 2002 on its compliance with laws and regulations applicable to the basic financial statements, specific requirements applicable to the major HUD program, and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 15, 2002

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

[Robert Ercolini & Company LLP Letterhead]

INDEPENDENT AUDITOR'S REPORT

The General Partners of
Bay Village Company
(a Massachusetts Limited Partnership)
Boston, Massachusetts

We have audited the accompanying balance sheets of Bay Village Company (a Massachusetts Limited Partnership) as of December 31, 2001 and 2000 and the related statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bay Village Company as of December 31, 2001 and 2000, and the results of its operations, changes in partners' equity, and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Robert Ercolini & Company LLP
Boston, Massachusetts
January 21, 2002

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

[CFL Accounting Services Letterhead]

Independent Auditors' Report

To The Partners of
Buena Vista Manor Apartments, Ltd.

I have audited the accompanying balance sheet of Buena Vista Manor Apartments, Ltd. as of November 26, 2001, and the related statements of income, changes in partners' capital, and cash flows for the eleven months then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Buena Vista Manor Apartments, Ltd. as of December 31, 2000 were audited by other auditors whose report dated January 20, 2001 expressed an unqualified opinion on those statements.

I conducted my audit in accordance with U.S. generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buena Vista Manor Apartments, Ltd., as of November 26, 2001, and the results of its operations, changes in partners' capital, and cash flows for the eleven months then ended in conformity with U.S. generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS and the CONSOLIDATED AUDIT GUIDE FOR AUDITS OF HUD PROGRAMS issued by the U.S. Department of Housing and Urban Development, I have also issued a report dated January 20, 2001, on my consideration of Buena Vista Manor Apartments, Ltd.'s internal control, and reports dated January 20, 2001, on its compliance with specific requirements applicable to its major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination.

My audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information included in the report is presented for the purposes of additional analysis and is not a required part of the basic financial statements of Buena Vista Manor Apartments, Ltd. Such information has been subjected to the auditing procedures applied to the audit of the basic financial statements and, in my opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ CFL Accounting Services
Nashville, Tennessee
February 7, 2002

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

/s/ Akersloot, Wall & Associates, P.L.L.C.
January 18, 2000
Brentwood, Tennessee

[CBEW Professional Group, LLP. Letterhead]

Independent Auditor's Report

To the Partners
Rolling Meadows Apartments, Ltd.

We have audited the accompanying balance sheet of Rolling Meadows Apartments, Ltd., (A Limited Partnership) , as of December 31, 2001 and 2000, and the related statements of income, changes in partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Rolling Meadows Apartments, Ltd. at December 31, 2001 and 2000 and the results of its operations and changes in partners' capital (deficit) and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ CBEW Professional Group, LLP
Certified Public Accountants
Cushing, Oklahoma
January 3, 2002

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

/s/ Edward Lemkin
Certified Public Accountant
Orange, Connecticut
January 31, 2000

[EDWARD LEMKIN Letterhead]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Wingate Associates Limited

I have audited the accompanying balance sheet of Wingate Associates Limited, HUD Project No.: 024-44018-LDP (a New Hampshire limited partnership), as of December 31, 2001, and the related statements of income, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wingate Associates Limited, HUD Project No.: 024-44018-LDP, as of December 31, 2001, and the results of its operations, changes in partners' capital, and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, I have also issued a report dated January 25, 2002, on my consideration of Wingate Associates Limited's internal control and reports dated January 25, 2002, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Fair Housing and Non-Discrimination, and specific requirements applicable to nonmajor HUD programs transactions. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of my audit.

My audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 19-21 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Edward Lemkin
Certified Public Accountant
Orange, Connecticut
January 25, 2002

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

/s/ Edward Lemkin
Certified Public Accountant
Orange, Connecticut
January 30, 2000

[Jeffrey, Phillips, Mosley & Scott, P.A. - Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Cedar Hill Apartments:

We have audited the accompanying balance sheet of Cedar Hill Apartments, (the "Partnership") as of December 31, 2001 and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cedar Hill Apartments as of December 31, 2001, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 16, 2002, on our consideration of Cedar Hill Apartments' internal control and reports dated January 16, 2002, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to nonmajor HUD transactions and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
January 16, 2002

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

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
January 25, 2000

[Jeffrey, Phillips, Mosley & Scott, P.A. - Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Char-Mur Apartments:

We have audited the accompanying special-purpose balance sheet of Char-Mur Apartments (the "Partnership") as of March 16, 2001, and the related special-purpose statements of income, partners' equity, and cash flows for the period then ended. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partner, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying special-purpose financial statements have been prepared, as described in Note 1 to the financial statements, for the purpose of consolidation with those of Cambridge + Related Housing Properties Limited Partnership ("Cambridge"), and on the basis of accounting practices specified by the management of Cambridge. These financial statements are not intended to be a presentation in conformity with accounting principles generally accepted in the United States of America.

In our opinion, such special-purpose financial statements present fairly, in all material respects, the financial position of the Partnership as of March 16, 2001, and the results of its operations and its cash flows for the period then ended in conformity with basis of accounting described in Note 1.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 and 8 to the financial statements, the Partnership sold its sole revenue producing asset during the period and its liabilities exceed its assets by approximately $120,000 at March 16, 2001, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

This report is intended solely for the information and use of the partners of Char-Mur Apartments, management and Cambridge and should not be used for any other purpose.

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
June 13, 2001

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

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
January 27, 2000

[Jeffrey, Phillips, Mosley & Scott, P.A. - Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Crossett Apartments, Ltd.:

We have audited the accompanying financial statements of Crossett Apartments, Ltd. (the "Partnership") as of December 31, 2001, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2001, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 16, 2002, on our consideration of Crossett Apartments, Ltd.'s internal control, and reports dated January 16, 2002, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to nonmajor HUD transactions and specific requirement applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 9 and 10 are presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
January 16, 2002

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

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
January 25 ,2000

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                 FEBRUARY 28,        FEBRUARY 28,
                                                                                     2002                2001
                                                                                 ------------        ------------
Property and equipment - at cost, less accumulated
  depreciation (Notes 2, 4, 6 and 7)                                             $  5,941,766        $ 19,378,524
Property and equipment-held for sale                                               16,273,634           9,186,060
Cash and cash equivalents (Notes 2 and 11)                                            780,650           2,477,459
Cash - restricted for tenants' security deposits                                      235,380             283,593
Mortgage escrow deposits (Notes 5, 6 and 11)                                        6,203,393           5,611,034
Rents receivable                                                                      194,567             251,411
Prepaid expenses and other assets                                                   1,291,316             547,053
                                                                                  -----------         -----------

  Total assets                                                                   $ 30,920,706        $ 37,735,134
                                                                                  ===========         ===========

                        LIABILITIES AND PARTNERS' DEFICIT

  Mortgage notes payable (Notes 6 and 11)                                        $ 16,740,978        $ 21,211,953
  Purchase money notes payable (Note 7)                                            16,329,543          20,801,534
  Due to selling partners (Note 7)                                                 24,698,606          30,460,518
  Accounts payable, accrued expenses and other liabilities                          2,362,862           1,842,834
  Tenants' security deposits payable                                                  235,380             283,593
  Due to general partners of subsidiaries and their
   affiliates (Note 8)                                                                  8,423             222,280
  Due to general partners and affiliates (Note 8)                                   2,447,759           1,894,730
  Distributions payable (Note 12)                                                           0             516,300
                                                                                  -----------         -----------

                                                                                   62,823,551          77,233,742
                                                                                  -----------         -----------

Minority interest (Note 2)                                                            153,784              33,648
                                                                                  -----------         -----------

Commitments and contingencies (Note 11)

Partners' deficit:

  Limited partners                                                                (31,287,535)        (38,688,406)
  General Partners                                                                   (769,094)           (843,850)
                                                                                  -----------         -----------
  Total partners' deficit                                                         (32,056,629)        (39,532,256)
                                                                                  -----------         -----------

  Total liabilities and partners' deficit                                        $ 30,920,706        $ 37,735,134
                                                                                  ===========         ===========

See accompanying notes to consolidated financial statements.

         CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                    YEAR ENDED
                                                                ----------------------------------------------------
                                                                FEBRUARY 28,        FEBRUARY 28,        FEBRUARY 29,
                                                                    2002                2001                2000
                                                                ------------        ------------        ------------
Revenues
  Rentals, net                                                   $11,488,010         $13,309,693         $17,641,932
  Other                                                              845,956             945,008             901,098
  Gain (loss) on sale of properties (Note 10)                      5,463,757           2,576,887          (4,467,865)
                                                                  ----------          ----------          ----------

   Total revenues                                                 17,797,723          16,831,588          14,075,165
                                                                  ----------          ----------          ----------

Expenses
  Administrative and management                                    3,279,002           3,311,645           4,294,265
  Administrative and management-related
   parties (Note 8)                                                1,462,655           1,672,915           1,961,159
  Operating                                                        2,335,867           2,426,925           2,835,808
  Repairs and maintenance                                          2,939,677           3,475,553           4,614,090
  Taxes and insurance                                              1,446,091           1,610,907           2,257,083
  Financial, principally interest                                  2,184,701           2,997,610           4,003,661
  Depreciation                                                     1,137,341           1,606,397           2,569,844
  Loss on impairment of assets (Note 4)                                    0                   0              96,724
                                                                  ----------          ----------          ----------

   Total expenses                                                 14,785,334          17,101,952          22,632,634
                                                                  ----------          ----------          ----------

Income (loss) before minority interest and
  extraordinary item                                               3,012,389            (270,364)         (8,557,469)
Minority interest in income (loss) of subsidiaries                     6,242              (2,300)             (1,430)
                                                                  ----------          ----------          ----------
Income (loss) before extraordinary item                            3,018,631            (272,664)         (8,558,899)
Extraordinary item - forgiveness of
  indebtedness income (Note 10)                                    4,456,996          10,348,388          26,725,364
                                                                  ----------          ----------          ----------
Net income                                                       $ 7,475,627         $10,075,724         $18,166,465
                                                                  ==========          ==========          ==========

Income (loss) before extraordinary item -
  limited partners                                               $ 2,988,445         $  (269,938)        $(8,473,310)
Extraordinary item - limited partners                              4,412,426          10,244,904          26,458,110
                                                                  ----------          ----------          ----------

Net income - limited partners                                    $ 7,400,871         $ 9,974,966         $17,984,800
                                                                  ==========          ==========          ==========
Number of limited partnership units outstanding                       10,038              10,038              10,038
                                                                  ==========          ==========          ==========

Income (loss) before extraordinary item per
  limited partnership unit                                       $       298         $       (27)        $      (844)
Extraordinary item per limited partnership unit                          440               1,020               2,636
                                                                  ----------          ----------          ----------

Net income per limited partnership unit                          $       738         $       993         $     1,792
                                                                  ==========          ==========          ==========

See accompanying notes to consolidated financial statements.

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT

                                                                                   LIMITED              GENERAL
                                                                  TOTAL            PARTNERS             PARTNERS
                                                               -------------     ------------         ------------
Balance - March 1, 1999                                        $(66,253,945)     $(65,142,875)        $(1,111,070)

Net income - year ended February 29, 2000                        18,166,465        17,984,800             181,665

Distributions                                                    (1,004,200)         (994,158)            (10,042)
                                                                -----------       -----------          ----------

Balance - February 29, 2000                                     (49,091,680)      (48,152,233)           (939,447)

Net income - year ended February 28, 2001                        10,075,724         9,974,966             100,758

Distributions                                                      (516,300)         (511,139)             (5,161)
                                                                -----------       -----------          ----------

Balance - February 28, 2001                                     (39,532,256)      (38,688,406)           (843,850)

Net income - year ended February 28, 2002                         7,475,627         7,400,871              74,756
                                                                -----------       -----------          ----------

Balance - February 28, 2002                                    $(32,056,629)     $(31,287,535)        $  (769,094)
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

                                                                                    YEAR ENDED
                                                                ----------------------------------------------------
                                                                FEBRUARY 28,        FEBRUARY 28,        FEBRUARY 29,
                                                                    2002                2001                2000
                                                                ------------        ------------        ------------
Cash flows from operating activities:
  Net income                                                    $  7,475,627        $ 10,075,724        $ 18,166,465
                                                                 -----------         -----------         -----------
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
  (Gain) loss on sale of properties (Note 10)                     (5,463,757)         (2,576,887)          4,467,865
  Extraordinary item - forgiveness of
   indebtedness income (Note 10)                                  (4,456,996)        (10,348,388)        (26,725,364)
  Depreciation                                                     1,137,341           1,606,397           2,569,844
  Loss on impairment of assets (Note 4)                                    0                   0              96,724
  (Increase) decrease in assets:
   Cash restricted for tenants' security deposits                     (2,805)            136,769             196,790
   Mortgage escrow deposits                                         (436,686)           (178,953)            127,648
   Rents receivable                                                  (28,409)           (168,786)            165,986
   Prepaid expenses and other assets                                  47,243             216,327             707,959
  Increase (decrease) in liabilities:
   Due to selling partners                                         1,674,843           2,082,541           2,770,875
   Accounts payable, accrued expenses and
     other liabilities                                               492,760            (241,568)         (2,888,991)
   Tenants' security deposits payable                                 (1,284)           (106,395)            (17,943)
   Increase in due to general partners of
     subsidiaries and their affiliates                                 2,998              54,053              30,362
   Decrease in due to general partners of
     subsidiaries and their affiliates                              (165,473)            (21,281)         (1,078,046)
   Due to general partners and affiliates                            751,235             188,506             374,875
   Minority interest in (loss) income of
     subsidiaries                                                     (6,242)              2,300               1,430
                                                                 -----------         -----------         -----------
     Total adjustments                                            (6,455,232)         (9,355,365)        (19,199,986)
                                                                 -----------         -----------         -----------
  Net cash provided by (used in)
     operating activities                                          1,020,395             720,359          (1,033,521)
                                                                 -----------         -----------         -----------

Cash flows from investing activities:
  Proceeds from sale of properties                                 2,564,158          13,529,600           6,278,103
  Costs paid relating to sale of properties                                0            (547,886)           (436,524)
  Acquisition of property and equipment                             (592,837)           (533,266)           (676,231)
  Increase in mortgage escrow deposits                              (634,668)           (321,601)           (318,344)
                                                                 -----------         -----------         -----------
  Net cash provided by investing activities                        1,336,653          12,126,847           4,847,004
                                                                 -----------         -----------         -----------

         CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              Increase (decrease) in Cash and Cash Equivalents
                                   (continued)

                                                                                    YEAR ENDED
                                                                ----------------------------------------------------
                                                                FEBRUARY 28,        FEBRUARY 28,        FEBRUARY 29,
                                                                    2002                2001                2000
                                                                ------------        ------------        ------------
Cash flows from financing activities:
  Distributions                                                     (516,300)         (1,004,200)         (2,020,374)
  Principal payments of mortgage notes payable                    (2,845,578)         (8,680,311)         (2,518,997)
  Payments to selling partners                                       (22,083)           (118,247)         (1,393,987)
  Principal payments of purchase money
   notes payable                                                    (796,274)         (4,001,078)         (1,352,412)
  Increase (decrease) in minority interest                           126,378               2,416              (2,897)
                                                                 -----------         -----------         -----------
  Net cash used in financing activities                           (4,053,857)        (13,801,420)         (7,288,667)
                                                                 -----------         -----------         -----------

Net decrease in cash and cash equivalents                         (1,696,809)           (954,214)         (3,475,184)
Cash and cash equivalents, beginning of year                       2,477,459           3,431,673           6,906,857
                                                                 -----------         -----------         -----------
Cash and cash equivalents, end of year                          $    780,650        $  2,477,459        $  3,431,673
                                                                 ===========         ===========         ===========

Supplemental disclosure of cash flows information:
  Cash paid during the year for interest                        $    513,569        $    881,422        $  1,213,668
                                                                 ===========         ===========         ===========

Supplemental disclosures of noncash investing
  and financing activities:
  Distributions payable                                         $          0        $    516,300        $  1,004,200
  Increase in property and equipment-held for
   sale reclassified from property and equipment                  10,578,791           1,331,305           6,657,397
  Increase in purchase money notes payable due
   to the capitalization of prepaid expenses and
   other assets                                                      904,653             340,337             328,798

  Forgiveness of indebtedness (Note 10):
  Decrease in purchase money notes payable                         1,643,270          (2,174,744)        (12,242,126)
  Decrease in due to selling partners                             (2,813,726)         (8,173,644)        (14,483,238)

         CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              Increase (decrease) in Cash and Cash Equivalents
                                   (continued)

                                                                                    YEAR ENDED
                                                                ----------------------------------------------------
                                                                FEBRUARY 28,        FEBRUARY 28,        FEBRUARY 29,
                                                                    2002                2001                2000
                                                                ------------        ------------        ------------
Summarized below are the components of the
  gain on sale of properties:
  Decrease in property and equipment, net of
   accumulated depreciation                                       $2,313,463         $         0         $17,920,377
  Decrease in property and equipment-held for sale                 3,491,217          10,074,931                   0
  Decrease in cash-restricted for tenants'
   security deposits                                                  51,018                   0             135,580
  Decrease in rents receivable                                        85,253              47,606              39,800
  Decrease in mortgage escrow deposits                               478,995             195,540             759,183
  Decrease in prepaid expenses and other assets                      113,347              82,810             412,072
  Increase in accounts payable, accrued
   expenses and other liabilities                                     27,268             170,965           2,366,573
  Decrease in tenants' security deposits payable                     (46,929)            (30,374)           (314,427)
  Decrease in mortgage notes payable                              (1,625,397)                  0         (12,301,905)
  (Decrease) increase in due to general partners
   of subsidiaries and affiliates                                    (51,382)           (136,651)          1,292,191
  Decrease in purchase money notes payable                        (2,937,300)                  0                   0
  Decrease in due to selling partners                             (4,600,946)                  0                   0
  Decrease in due to general partners and
   their affiliates                                                 (198,206)                  0                   0

See accompanying notes to consolidated financial statements.

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2002


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

As of February 28, 2002, the Partnership holds an interest in each of the remaining Local Partnerships, which own Apartment Complexes receiving Government Assistance. During the fiscal year ended February 28, 2002, the properties and the related assets and liabilities owned by two Local Partnerships were sold and the Partnership's Local Partnership Interest in three other Local Partnerships were sold. Through the fiscal year ended February 28, 2002, the properties and the related assets and liabilities owned by fifteen Local Partnerships were sold and the Partnership's Local Partnership Interest in fifteen other Local Partnerships were sold (See Note 10).

The terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership (the "Partnership Agreement") provide, among other things, that profits or losses, in general, be shared 99% by the limited partners and 1% by the General Partners.

NOTE 2 - Summary of Significant Accounting Policies

a) Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and 19, 24 and 30 subsidiary partnerships in which the Partnership is a limited partner for the years ended February 28, 2002, 2001, and February 29, 2000, respectively. Through the rights of the Partnership and/or a General Partner, which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2002


For financial reporting purposes, the Partnership's fiscal year ends on the last day of February. All subsidiaries have fiscal years ending December 31. Accounts of subsidiaries have been adjusted for intercompany transactions from January 1 through the last day of February. The Partnership's fiscal year ends on the last day of February in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with U.S. generally accepted accounting principles ("GAAP").

All intercompany accounts and transactions have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from contributions and distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated $0, $0 and $68,520 for the years ended February 28, 2002, February 28, 2001 and February 29, 2000, (the 2001, 2000 and 1999 Fiscal Years),
respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any.

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

Through February 28, 2002, the Partnership has recorded approximately $8,889,000 as a loss on impairment of assets.

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

g) Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2002


The estimated fair values of the Partnership's mortgage notes payable are as follows:

                                                      FEBRUARY 28, 2002                  FEBRUARY 28, 2001
                                                -----------------------------      ------------------------------

                                                  CARRYING                           CARRYING
                                                   AMOUNT*        FAIR VALUE          AMOUNT*         FAIR VALUE
                                                ------------     ------------      ------------      ------------
Mortgage notes payable for which it is:

Practicable to estimate
  fair value                                     $ 2,448,648      $ 2,518,585       $ 2,507,457       $ 2,507,457
Not practicable (a)                               14,292,330           (a)          $18,704,496            (a)

Purchase money notes
  payable for which it is
  not practicable (b)                            $16,329,543      $         0       $20,801,534       $         0

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

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2002


NOTE 4 - Property and Equipment and Property and Equipment-Held for Sale

The components of property and equipment and their estimated useful lives are as follows:

                                                      FEBRUARY 28,            FEBRUARY 28,            ESTIMATED
                                                          2002                    2001              USEFUL LIVES
                                                      ------------            ------------          ------------
Land                                                  $  1,068,090            $  2,533,996
Building and improvements                               12,374,820              37,262,760           15-40 years
Furniture and fixtures                                   3,318,627               4,631,704            3-10 years
                                                       -----------             -----------

                                                        16,761,537              44,428,460
Less:  Accumulated depreciation                        (10,819,771)            (25,049,936)
                                                       -----------             -----------

                                                      $  5,941,766            $ 19,378,524
                                                       ===========             ===========

Depreciation expense for the 2001, 2000 and 1999 Fiscal Years amounted to $1,137,341, $1,606,397 and $2,569,844, respectively.

The components of property and equipment-held for sale are as follows:

                                                                                 FEBRUARY 28,        FEBRUARY 28,
                                                                                     2002                2001
                                                                                 ------------        ------------
Land                                                                             $  1,802,764        $  1,080,644
Building and improvement                                                           30,852,595          18,432,536
Furniture and fixtures                                                              1,165,017             974,191
                                                                                  -----------         -----------
                                                                                   33,820,376          20,487,371
Less:  Accumulated depreciation                                                   (17,546,742)        (11,301,311)
                                                                                  -----------         -----------

                                                                                 $ 16,273,634        $  9,186,060
                                                                                  ===========         ===========


During the year ended December 31, 1999, Westgate Associates, Limited and Wingate Associates, Limited had losses on impairment of assets of $38,079 and $58,645 respectively.


NOTE 5 - Mortgage Escrow Deposits

Mortgage escrow deposits consist of the following:

                                                                                 FEBRUARY 28,        FEBRUARY 28,
                                                                                     2002                2001
                                                                                 ------------        ------------
Reserve for replacements                                                          $ 4,195,312         $ 3,908,032
Real estate taxes, insurance and other                                              1,988,283           1,683,204
Preservation Acts                                                                      19,798              19,798
                                                                                   ----------          ----------

                                                                                  $ 6,203,393         $ 5,611,034
                                                                                   ==========          ==========

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2002


NOTE 6 - Mortgage Notes Payable

The mortgage notes are payable in aggregate monthly installments of approximately $167,000, including principal and interest at rates ranging from 6.75% to 9.0% per annum, through May 2022. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership's rents and leases and is without further recourse.

Certain mortgage notes with balances aggregating $9,368,178 and $12,769,956 at December 31, 2001 and 2000, respectively, which bear interest at rates ranging from 7% to 8.5% per annum, were eligible for interest rate subsidies under the terms of regulatory agreements with HUD. Accordingly, the subsidiary partnerships paid only that portion of the monthly payments that would be required if the interest rate was in the range of 1% to 1.75% per annum; the balance was subsidized under Section 236 of the National Housing Act.

Annual principal payment requirements for each of the next five fiscal years are as follows:

YEAR ENDING DECEMBER 31                               AMOUNT
-----------------------                           --------------
2002                                                $ 3,310,692
2003                                                    825,712
2004                                                    888,802
2005                                                    956,784
2006                                                  1,029,909
Thereafter                                            9,729,079
                                                     ----------
                                                    $16,740,978
                                                     ==========

The above principal payment requirements have been adjusted for principal acceleration which may result from the event of default of Caddo Parish-Villas South, Ltd.

The mortgage agreements require monthly deposits to reserves for replacements aggregating approximately $73,000 and monthly deposits to escrow accounts for real estate taxes, insurance and other (Note 5).

NOTE 7 - Purchase Money Notes Payable

Nonrecourse purchase money notes (the "Purchase Money Notes") were issued to the selling partners of the Subsidiary Partnerships as part of the purchase price, and are secured only by the Partnership's interest in the Subsidiary Partnership to which the Purchase Money Note relates.

The Purchase Money Notes, which provide for simple interest, will not be in default if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding Subsidiary Partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. As of February 28, 2002, the maturity dates of the Purchase Money Notes associated with the remaining properties owned by the Subsidiary Partnerships were extended for three to five years (see below). Any interest not paid currently accrues, without further interest thereon, through the extended due date of each of the Purchase Money Notes, respectively. Continued accrual of such interest without payment would impact the effective rate of the Purchase Money Notes, specifically by reducing the current

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2002


effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the Purchase Money Notes. Unpaid interest of $24,682,606 and $30,335,470 at February 28, 2002 and 2001, respectively, has been accrued and is included in the caption due to selling partners. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds from the sale or refinancing of the Apartment Complex, or in some cases the Local Partnership Interest to which the Purchase Money Note relates.

The Partnership was permitted to extend the term of the Purchase Money Notes for up to five additional years. In connection with such extensions, the Partnership incurred an extension fee of 1/2% per annum of the outstanding principal balance of the Purchase Money Notes. The Partnership sent an extension notice to each Purchase Money Note holder that's pursuant to the Purchase Money Note, it was extending the maturity. However in certain cases, the Partnership did not pay the extension fee at that time, deferring such payment to the future. All Purchase Money Notes are now extended with maturity dates ranging from July to October 2002. Extension fees of $737,826 were accrued and added to the Purchase Money Notes balance.

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

Cash flow distributions aggregating $71,144, $196,814 and $166,699 were made to the Partnership in the 2001, 2000 and 1999 Fiscal Years, respectively. Of such distributions, $56,426, $118,246 and $100,019, respectively, was used to pay interest on the Purchase Money Notes. Distribution of proceeds from sales aggregating $289,581 and $5,988,453 were made to the Partnership in the 2001 and 2000 Fiscal Years, respectively, of which $286,080 and $3,612,653, respectively, was used to pay principal and interest on the Purchase Money Notes.

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2002


NOTE 8 - Related Party Transactions

The costs incurred to related parties for the years ended February 28, 2002, February 28, 2001 and February 29, 2000 were as follows:

                                                                                  YEAR ENDED
                                                                -------------------------------------------------
                                                                FEBRUARY 28,      FEBRUARY 28,       FEBRUARY 29,
                                                                   2002              2001                2000
                                                                ------------      ------------       ------------
Partnership management fees (a)                                  $   966,838       $   966,838        $   966,838
Expense reimbursement (b)                                            137,059           107,602            124,661
Property management fees incurred
  to affiliates of the General Partners (c)                                0            75,455            108,880
Local administrative fee (d)                                          12,500            16,250             18,750
                                                                  ----------        ----------         ----------
                                                                   1,116,397         1,166,145          1,219,129

Property management fees incurred
  to affiliates of the subsidiary partnership's
  general partners (c)                                               346,258           499,165            738,865
Subsidiary partnerships general partners'
  incentive fee (e)                                                        0             7,605              3,165
                                                                  ----------        ----------         ----------
Total general and administrative
  related parties                                                $ 1,462,655       $ 1,672,915        $ 1,961,159
                                                                  ==========        ==========         ==========

(a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's general partners and affiliates. Partnership management fees have been charged to operations and are included in administrative and management-related parties' expenses. Partnership management fees owed to the General Partners amounting to approximately $1,759,000 and $1,092,000 were accrued and unpaid as of February 28, 2002 and 2001, respectively.

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

(c) Property management fees paid by Local Partnerships to affiliates of the Local Partnerships amounted to approximately $346,258, $499,165 and $847,745 for the 2001, 2000 and 1999 Fiscal Years, respectively. Of such fees $0, $75,455 and $108,880 was paid to a company which is also an affiliate of the Related General Partner for the 2001, 2000 and 1999 Fiscal Years, respectively.

(d) Cambridge/Related Associates, a limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 from each subsidiary partnership.

(e) The Partnership entered into an agreement with the local general partner of Parktowne Ltd. and Westwood Apartment Company Ltd., which provides for an annual incentive fee

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2002


based on cash flow distributed from the respective properties. Such fee amounted to $0 and $7,605 for the years ended February 28, 2002 and 2001, respectively.

Cambridge/Related Associates has a .01% interest, as a limited partner, in each of the subsidiary partnerships.

Due to local general partners and affiliates at December 31, 2001 and 2000 consists of the following:

                                                                                           DECEMBER 31,
                                                                                 -------------------------------
                                                                                     2001               2000
                                                                                 ------------       ------------
Operating advances                                                                $     8,423        $    46,268
General partner distributions                                                               0             50,000
Management and other operating advances                                                     0            126,012
                                                                                   ----------         ----------

                                                                                  $     8,423        $   222,280
                                                                                   ==========         ==========

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2002


NOTE 9 - Income Taxes

A reconciliation of the financial statement net income to the income tax income for the Partnership and its consolidated subsidiaries is as follows:

                                                                      YEAR ENDED DECEMBER 31
                                                         --------------------------------------------------
                                                             2001              2000                1999
                                                         ------------      ------------        ------------
Financial statement net income                            $ 7,475,627       $10,075,724         $18,166,465

Difference between depreciation expense recorded
 for financial reporting purposes and the
 accelerated cost recovery system utilized for
 income tax purposes                                          913,361         1,151,452           1,782,411

Difference resulting from accruals for financial
 reporting purposes not deductible for tax
 purposes until paid                                                0                 0              33,900

Difference resulting from parent company having
 a different fiscal year for income tax and
 financial reporting purposes                                 (14,565)          (47,960)           (288,047)

Difference between gain on sale of properties
 recorded for financial reporting purposes and
 for income tax purposes                                      770,835         7,755,939           6,529,256

Loss on impairment of assets                                        0                 0              96,724

Difference between extraordinary
 item-forgiveness of indebtedness income
 recorded for financial reporting purposes
 and for income tax purposes                                  731,715            33,770           6,996,683

Other                                                        (407,385)            2,300            (137,092)
                                                           ----------        ----------          ----------

Net income as shown on the income tax return
 for the calendar year ended                              $ 9,469,588       $18,971,225         $33,180,300
                                                           ==========        ==========          ==========


NOTE 10 - Sale of Properties

GENERAL

The Partnership is currently in the process of winding up its operations and disposing of its investments. It is anticipated that this process will take a number of years. As of February 28, 2002, the Partnership has disposed of thirty of its forty-four original investments. Subsequently, on March 27, 2002 two additional investments were sold. Six additional investments are listed for sale and the General Partner anticipates that the six remaining investments will

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2002


be listed for sale by December 31, 2002. There can be no assurance as to when the Partnership will dispose of its last remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions including changes in tax laws, it is unlikely that the proceeds from such sales will be sufficient to return the limited partners, original investment.

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

On December 30, 1998, the Partnership contributed its limited partnership interest in Bethany Glen Associates, Westwood, Ltd., Parktowne, Ltd., Rolling Meadows Apartments, Ltd., Buena Vista Apartments, Ltd. and Wingate Associates, Ltd. to Trust I. On December 31, 1998, the Partnership contributed its limited partnership interests in Grandview-Blue Ridge Manor Limited, Breckenridge-Chaparral Apartments II, Ltd., El Paso-Gateway East, Ltd., Albequerque-Lafayette Square Apartments, Ltd., Corpus Christi-Oso Bay Apartments, Ltd., Westgate Associates Limited, San Diego-Logan Square Gardens Co., Ardmore-Rolling Meadows of Ardmore, Ltd., Fort Worth-Northwoods Apartments, Ltd. and Stephenville-Tarleton Arms Apartments, Ltd. to Trust II. In each case, the interests were contributed subject to each respective Purchase Money Note. The contribution did not involve any consideration being paid to the Partnership, therefore, there was no tax effect to the limited partners of the Partnership. Bethany Glen, Westwood, Parktowne, Rolling Meadows, Buena vista and Westgate have been sold.

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

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2002


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

On December 20, 2000, the property and the related assets and liabilities of New Jersey, Ltd. ("New Jersey") were sold to an unaffiliated third party for $2,049,600 resulting in a gain of approximately $65,000. The Partnership used approximately $500,000 of the net proceeds to settle the associated Purchase Money Note and accrued interest thereon, which had an out-

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2002


standing balance of approximately $2,369,000 resulting in forgiveness of indebtedness income of approximately $1,869,000.

On March 16, 2001, the property and the related assets and liabilities of Char-Mur Apartments ("Char-Mur") were sold to an affiliate of the Local General Partner for $475,000, resulting in a loss in the amount of approximately $193,000. The Partnership used approximately $85,000 to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $986,000, resulting in forgiveness of indebtedness income of $901,000.

On April 19, 2001, San Diego - Logan Square Gardens Company ("Logan") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $9,500,000. The closing is expected to occur in late 2002. No assurances can be given that the sale will actually occur.

On August 31, 2001, the property and the related assets and liabilities of Rolling Meadows Apartments, Ltd. ("Rolling Meadows") were sold to an unaffiliated third party purchaser for $1,925,000 resulting in a loss in the amount of approximately $485,000. The Partnership used approximately $201,000 to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $3,757,000 resulting in forgiveness of indebtedness income of approximately $3,556,000.

On September 4, 2001, Albuquerque - Lafayette Square Apartments, Ltd. ("Lafayette") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $7,000,000. The closing is expected to occur in late 2002. No assurances can be given that the sale will actually occur.

On September 25, 2001, Forth Worth - Northwood Apartments, Ltd ("Northwood") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an affiliate of the Local General Partner for a purchase price of $3,800,000. The closing is expected to occur in late 2002. No assurances can be given that the sale will actually occur.

On October 25, 2001, El Paso - Gateway East, Ltd. ("Gateway") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $2,700,000. The closing is expected to occur in late 2002. No assurances can be given that the sale will actually occur.

On November 1, 2001 Wingate Associates, Limited ("Wingate") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an affiliate of the Local General Partner for a purchase price of $2,600,000. The closing is expected to occur in late 2002. No assurances can be given that the sale will actually occur.

On November 26, 2001, the Partnership's Limited Partnership Interest in Buena Vista Manor Apartments, Ltd. ("Buena Vista") was sold to the Local General Partners for $125,000 resulting in a loss in the amount of approximately $596,000. No proceeds were used to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $5,092,000 resulting in a gain of approximately $5,092,000.

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2002


On December 4, 2001, the Partnership's Limited Partnership Interest in Crossett Apartments, Ltd. ("Crossett") was sold to the Local General Partner effective January 1, 2002 for $7,920 resulting in a loss of approximately $212,000 and the related Purchase Money Note was assigned to the Local General Partner. No proceeds were used to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $1,117,000 resulting in a gain on sale of property of approximately $1,117,000.

On December 4, 2001, the Partnership's Limited Partnership Interest in Cedar Hill Apartments, Ltd. ("Cedar Hill") was sold to the Local General Partner effective January 1, 2002 for $11,988 resulting in a loss of approximately $479,000 and the related Purchase Money Note was assigned to the Local General Partner. No proceeds were used to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $1,220,000 resulting in a gain on sale of property of approximately $1,220,000.

On December 18, 2001, Bay Village Company ("Bay Village") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an affiliate of the Local General Partner for a purchase price of $6,075,000. The closing is expected to occur in late 2002. No assurances can be given that the sale will actually occur.


NOTE 11 - Commitments and Contingencies

a) Events of Default and Going Concern

CADDO PARISH-VILLAS SOUTH, LTD.
Caddo Parish-Villas South, Ltd. ("Villas South") continues to be in default of its original mortgage agreement. Until November 1995, the project operated under a provisional workout agreement with HUD. During November 1995, the mortgage note was sold to a conventional mortgagee. These items raise substantial doubt about Villas South's ability to continue as a going concern. Villas South is in the process of trying to renegotiate the terms of the notes with the new mortgage holders, but there can be no assurance that the renegotiation will be successful. Villas South filed for protection under Chapter 11 of the United States Bankruptcy Code on November 12, 1996 and the equivalent of a receiver has been appointed. The bankruptcy case was subsequently dismissed on April 18, 2002. The Partnership's investment in Villas South was approximately $0 at both February 28, 2002 and 2001 and the minority interest balance was zero at each date. Villas South's net loss after minority interest amounted to approximately $0, $0 and $0, for the 2001, 2000 and 1999 Fiscal Years, respectively. Accordingly, for the Fiscal Year ended February 28, 1999 a loss on impairment in the amount of $3,191,072 was recognized and the building was written down to zero.

CHAR-MUR APARTMENTS, LTD.
The financial statements of Char-Mur Apartments, Ltd. ("Char-Mur") have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. On March 16, 2001, Char-Mur sold its sole revenue producing asset, an apartment complex, to an affiliate of the Local General Partner for $475,000. As of March 16, 2001, immediately subsequent to the sale, Char-Mur's remaining liabilities exceeded its remaining assets by approximately $120,000.

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2002


SAN DIEGO - LOGAN SQUARE GARDENS COMPANY
For the year ended December 31, 2000, San Diego - Logan Square Gardens Company ("Logan Square") financial statements opinion expressed doubt about the entity's ability to continue as a going concern. The conditions that raised this doubt included a history of negative cash flows and a significant bank overdraft. As of December 31, 2001, the substantial doubt about the entity's ability to continue as a going concern for a reasonable period of time has been alleviated for the following reasons. Logan Square has been appraised for $9,350,000, as is, and $11,400,000 if rehabilitated, evidencing its eventual viability. Rent increases have been obtained. Management of Logan Square is pursuing further rent increases in conjunction with HUD's Mark up to Market program. Management of Logan Square indicates its willingness to fund operating losses until positive cash flow is attained.

b) Purchase Money Notes

As part of the purchase price of its investment in the Local Partnerships, the Partnership issued approximately $61,029,000 of Purchase Money Notes. As of the end of the 2001 Fiscal Year, unpaid accrued interest on the Purchase Money Notes amounted to approximately $24,682,000. The principal of and all accrued interest on the Purchase Money Notes is due at maturity. The Partnership was permitted to extend the term of the Purchase Money Notes for up to five additional years. In connection with such extensions, the Partnership incurred an extension fee of 1/2% per annum of the outstanding principal balance of the assets. The Partnership sent an extension notice to each Purchase Money Note holder that pursuant to the note, it was extending the maturity. However, in certain cases the Partnership did not pay the extension fee at that time, deferring such payment to the future. The holders of the Note could argue that until the fee is paid the Note has not been properly extended.

c) Legal Proceeding

On or about July 24, 2000, three limited partnerships controlled by the Purchase Money Note holder commenced litigation in the Circuit Court of Jefferson County, Alabama against the Partnership, captioned as follows: MOBILE EASTWYCK III APARTMENTS, LTD. V. SHEARSON + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP ET AL., CV-00-4431, MOBILE APARTMENTS, LTD. V. SHEARSON + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP ET AL., CV-00-4432, and ZEIGLER PARTNERS LTD. V. SHEARSON + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP ET AL., CV-00-4433 (collectively, the "Litigations"). In addition, on or about March 2001, Wallace, Jordan, Ratliff and Brandt, LLC ("Wallace, Jordan") commenced an interpleader action in the Civil Court of Jefferson County, Alabama, entitled WALLACE, JORDAN, RATLIFF AND BRANDT, LLC V. SHEARSON + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP ET AL., CV-01-001155 ("the interpleader action").

On April 3, 2002, the Litigations and the interpleader action were fully resolved and dismissed with prejudice.

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2002

d) Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. As of February 28, 2002, uninsured cash and cash equivalents and mortgage escrow deposits approximated $9,000.

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

f) Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 36% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving Government Assistance, for example the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2002


NOTE 12 - Subsequent Events

On March 27, 2002, the Partnership's limited partnership interest in Eastwyck III, Ltd. ("Eastwyck") Limited Partnership was sold to the Local General Partners for approximately $5,000 resulting in a loss in the amount of approximately $166,000. No proceeds were used to settle the associated Purchase Money Note and accrued interest which had a total outstanding balance of approximately $1,220,000 resulting in forgiveness of indebtedness income.

On March 27, 2002, the property and the related assets and liabilities of Ziegler Boulevard, Ltd. ("Ziegler") were sold to an unaffiliated third party for approximately $2,379,000 resulting in a gain in the amount of approximately $157,000. The Partnership used approximately $340,000 to settle the associated Purchase Money Note and accrued interest thereon which had a total outstanding balance of approximately $2,746,000 resulting in forgiveness of indebtedness income of approximately $2,406,000.

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

Certain information concerning the directors and officers of the General Partners are set forth below.

The director and officers of the Related General Partner are as follows:

NAME                                            POSITION
----                                            --------
Stephen M. Ross                                 Director

Alan P. Hirmes                                  President

Stuart J. Boesky                                Senior Vice President

Denise Kiley                                    Vice President

Marc Schnitzer                                  Vice President

Mark E. Carbone                                 Vice President

Robert Bordonaro                                Vice President

Glenn F. Hopps                                  Treasurer

Teresa Wicelinski                               Secretary

Susan J. McGuire                                Assistant Secretary

STEPHEN M. ROSS, 62, President, Director and shareholder of The Related Realty Group, Inc., the general partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments. Mr. Ross also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company.

ALAN P. HIRMES, 47, has been a Certified Public Accountant in New York since 1978. Prior to joining Related in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Directors of Aegis Realty, Inc. and Charter Municipal Mortgage Acceptance Company.

STUART J. BOESKY, 46, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984, Mr. Boesky practiced law with the Boston law firm of Kaye Fialkow Richard & Rothstein, and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Directors of Aegis Realty, Inc., Charter Municipal Mortgage Acceptance Company and American Mortgage Acceptance Company.

DENISE L. KILEY, 42, is responsible for overseeing the due diligence and asset management of all multifamily residential properties invested in RCC sponsored corporate, public and private equity and debt funds. Prior to joining Related in 1990, Ms. Kiley had experience acquiring, financing and asset managing multifamily residential properties. From 1981 through 1985 she was an auditor with Price Waterhouse. Ms. Kiley holds a Bachelor of Science in Accounting from Boston College.

MARC D. SCHNITZER, 41, joined Related in January 1988 after receiving his Master of Business Administration degree from The Wharton School of The University of Pennsylvania in December 1987. From 1983 to 1986, Mr. Schnitzer was a Financial Analyst with The First Boston Corporation in New York, an international investment banking firm. Mr. Schnitzer received a Bachelor of Science degree, summa cum laude, in Business Administration, from the School of Management at Boston University in May 1983.

MARK E. CARBONE, 45, rejoined Related in 1998 where his primary responsibility has been disposition of real estate. From 1994 to 1998 he was President of WHC, Inc., a distressed asset real estate fund. From 1986 to 1994 he was President of Marigold Real Estate and Development, Inc., a real estate development company located in Greenwich, CT. From 1979 to 1986 he was a Vice President at Related Capital Company. He received a Bachelor of Arts in Government from Harvard University in 1979.

ROBERT BORDONARO, 48, is a Vice President - Finance of Related. He has also served as Controller of Related. Mr. Bordonaro has been a Certified Public Accountant in New York since 1977. Prior to joining Related, Mr. Bordonaro was employed by the accounting firms of Weiner & Co. from 1982 to 1985 and Arthur Young from 1975 to 1981. Mr. Bordonaro graduated summa cum laude from New York University with a Bachelor of Science degree and with a Masters degree in Business Administration.

GLENN F. HOPPS, 39, joined Related in December 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 36, joined Related in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski, graduated from Pace University with a Bachelor of Arts Degree in Accounting.

SUSAN J. McGUIRE, 55, graduated from William Cullen Bryant High School in Woodside, New York, and attended Queensboro Community College. Since January 1977, she has served as Assistant to the President and Office Manager at Capital. From May 1973 to January 1977, she was employed as an administrative assistant with Condren, Walker & Co., Inc., an investment banking firm in New York City.

The directors and executive officers of the Assisted General Partner are as follows:

NAME                                            POSITION
----                                            --------
Michael Brenner                                 Director

Alan P. Hirmes                                  President

Stuart J. Boesky                                Executive Vice President

Marc D. Schnitzer                               Vice President

Denise L. Kiley                                 Vice President

Mark E. Carbone                                 Vice President

Glenn F. Hopps                                  Treasurer

Teresa Wicelinski                               Secretary

MICHAEL BRENNER, 56, is a Director of Aegis, and is the Executive Vice President and Chief Financial Officer of TRCLP. Prior to joining TRCLP in 1996, Mr. Brenner was a partner with Coopers & Lybrand, having served as managing partner of its Industry Programs and Client Satisfaction initiatives from 1993-1996, managing partner of the Detroit group of offices from 1986-1993 and Chairman of its National Real Estate Industry Group from 1984-1986. Mr. Brenner graduated summa cum laude from the University of Detroit with a Bachelors degree in Business Administration and from the University of Michigan with a Masters of Business Administration, with distinction. Mr. Brenner also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company and Aegis Realty, Inc.

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

At February 28, 2002, security ownership by the General Partners and their affiliates was as follows:

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                      SEQUENTIAL
                                                                         PAGE
                                                                      ----------
(a) 1.      Financial Statements

            Independent Auditors' Report                                  26

            Consolidated Balance Sheets at February 28,
            2002 and 2001                                                 96

            Consolidated Statements of Income for the Years
            Ended February 28, 2002, 2001 and February 29,
            2000                                                          97

            Consolidated Statements of Partners' Deficit
            for the Years Ended February 28, 2002, 2001 and
            February 29, 2000                                             98

            Consolidated Statements of Cash Flows for the
            Years Ended February 28, 2002, 2001 and
            February 29, 2000                                             99

            Notes to Consolidated Financial Statements                   102

(a) 2.      FINANCIAL STATEMENT SCHEDULES

            Independent Auditors' Report                                 127

            Schedule I - Condensed Financial Information of
            Registrant                                                   128

            Schedule III - Real Estate and Accumulated
            Depreciation                                                 131

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

Date: May 23, 2002

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

Date: May 23, 2002

                                          By: /s/ Alan P. Hirmes
                                              ------------------
                                              Alan P. Hirmes
                                              President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


    SIGNATURE                              TITLE                        DATE
-----------------------    ------------------------------------     ------------

/s/ Alan P. Hirmes         President (principal financial
------------------         officer) of Related Housing
Alan P. Hirmes             Programs Corporation and
                           Government Assisted Properties, Inc.     May 23, 2002



/s/ Glenn F. Hopps         Treasurer (principal accounting
------------------         officer) of Related Housing
Glenn F. Hopps             Programs Corporation and
                           Government Assisted Properties, Inc.     May 23, 2002


/s/ Stephen M. Ross
-------------------        Director of Related Housing
Stephen M. Ross            Programs Corporation                     May 23, 2002

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Cambridge + Related Housing Properties Limited Partnership and Subsidiaries

In connection with our audits of the consolidated financial statements of Cambridge + Related Housing Properties Limited Partnership and Subsidiaries included in this Form 10-K as presented in our opinion dated May 14, 2002 on pages 26 and 27, and based on the reports of other auditors, we have also audited supporting Schedules I and III for the 2001, 2000 and 1999 Fiscal Years. In our opinion, and based on the reports of other auditors (certain of which were modified due to the uncertainty of these subsidiary partnerships' abilities to continue in existence), these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 10, the Partnership is currently in the process of winding up its operations and disposing of its investments. It is anticipated that this process will take a number of years.

As discussed in Note 11(a), one subsidiary partnership is in default of its mortgage agreement and another subsidiary partnership's liabilities exceed assets. This raises substantial doubt about these subsidiary partnerships' abilities to continue as going concerns. The financial statements for one of these subsidiary partnerships were unaudited and the auditors for the other subsidiary partnership modified their report due to the uncertainty of the ability of the subsidiary partnership to continue in existence. In addition, during the 2001 Fiscal Year three subsidiary partnerships adopted plans to sell their properties and liquidate in lieu of continuing their businesses. As a result, the financial statements for these three subsidiary partnerships are presented on the liquidating basis of accounting. Such subsidiary partnerships' assets aggregated $4,413,072 at February 28, 2002. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

New York, New York
May 14, 2002

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Summarized condensed financial information of registrant (not including consolidated subsidiary partnerships)

                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                             February 28,      February 28,
                                                                2002               2001
                                                           ---------------   ---------------
Cash and cash equivalents                                  $       134,880   $     1,716,718
Investment in and advances to subsidiary partnerships           13,670,503        14,691,988
Other assets                                                       470,987           210,367
                                                           ---------------   ---------------

  Total assets                                             $    14,276,370   $    16,619,073
                                                           ===============   ===============

                        LIABILITIES AND PARTNERS' DEFICIT

Purchase money notes payable                               $    16,329,543   $    20,801,534
Due to general partner and affiliates                            2,332,646         1,637,784
Due to selling partners                                         24,698,606        30,351,470
Other liabilities                                                   23,156            46,226
Distribution payable                                                     0           516,300
                                                           ---------------   ---------------
Total liabilities                                               43,383,951        53,353,314

Partners' deficit                                              (29,107,581)      (36,734,241)
                                                           ---------------   ---------------

  Total liabilities and partners' deficit                  $    14,276,370   $    16,619,073
                                                           ===============   ===============

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

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED
                                                    ---------------------------------------------------
                                                      February 28,     February 28,       February 29,
                                                         2002              2001              2000
                                                    ---------------   ---------------   ---------------
Revenues

  Other                                             $             0   $        59,849   $       242,582
                                                    ---------------   ---------------   ---------------

                                                                  0            59,849           242,582
                                                    ---------------   ---------------   ---------------

Expenses

  Administrative and management                             889,154         1,043,674           995,278
  Administrative and management-
   related parties                                        1,103,897         1,082,045         1,094,664
  Financial, principally interest                         1,674,843         2,082,541         2,770,875
                                                    ---------------   ---------------   ---------------

                                                          3,667,894         4,208,260         4,860,817
                                                    ---------------   ---------------   ---------------
                                                         (3,667,894)       (4,148,411)       (4,618,235)

  Gain (loss) on sale of investments in subsidiary
   partnerships                                           6,141,555                 0        (4,467,865)
  Forgiveness of indebtedness income                      4,456,996        10,348,388        26,725,364
  Equity in gain income of subsidiary
   partnerships(*)                                          696,003         3,884,831           501,350
                                                    ---------------   ---------------   ---------------

Net income                                          $     7,626,660   $    10,084,808   $    18,140,614
                                                    ===============   ===============   ===============


(*) Includes suspended prior year losses in excess of investment in accordance with equity method of accounting amounting to $0, $0 and ($66,913) for 2002, 2001 and 2000.

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                        YEAR ENDED
                                                    ---------------------------------------------------
                                                     February 28,      February 28,        February 29,
                                                         2002               2001               2000
                                                    ---------------   ---------------   ---------------
Cash flows from operating activities:

Net income                                          $     7,626,660   $    10,084,808   $    18,140,614
                                                    ---------------   ---------------   ---------------
Adjustments to reconcile net income to
  net cash used in operating activities:
  Loss (gain) on sale of investments in subsidiary
   partnerships                                          (6,141,555)                0         4,467,865
  Forgiveness of indebtedness income                     (4,456,996)      (10,348,388)      (26,725,364)

  (Increase) decrease in assets:
  Equity in (income) of subsidiary
   partnerships                                            (747,261)       (3,884,831)         (501,350)
  Other assets                                              636,274           367,339           562,605

  Increase (decrease) in liabilities:
  Due to general partners and affiliates                    694,862           185,433           366,353
  Due to selling partners                                 1,674,843         2,082,541         2,770,875
  Other liabilities                                         (23,070)          (50,782)           68,475
                                                    ---------------   ---------------   ---------------
  Total adjustments                                      (8,362,903)      (11,648,688)      (18,990,541)
                                                    ---------------   ---------------   ---------------
  Net cash used in operating activities                    (736,243)       (1,563,880)         (849,927)
                                                    ---------------   ---------------   ---------------

Cash flows from investing activities:
  Proceeds from sale of investments in subsidiary
   partnerships                                             164,158                 0         2,828,103
  Investment in, advances to, and (repayments
   from) subsidiaries                                       (78,654)          107,803           (91,906)
  Distributions from subsidiaries                           403,556         6,121,971         2,753,325
                                                    ---------------   ---------------   ---------------
  Net cash provided by investing activities                 489,060         6,229,774         5,489,522
                                                    ---------------   ---------------   ---------------

Cash flows from financing activities:

  Principal payments of purchase money notes               (796,274)       (4,001,079)       (1,352,412)
  Payments to selling partners                              (22,081)         (118,246)       (1,393,987)
  Distributions to partners                                (516,300)       (1,004,200)       (2,020,374)
                                                    ---------------   ---------------   ---------------
  Net cash used in financing activities                  (1,334,655)       (5,123,525)       (4,766,773)
                                                    ---------------   ---------------   ---------------

Net decrease in cash and cash equivalents                (1,581,838)         (457,631)         (127,178)
Cash and cash equivalents, beginning of year              1,716,718         2,174,349         2,301,527
                                                    ---------------   ---------------   ---------------

Cash and cash equivalents, end of year              $       134,880   $     1,716,718   $     2,174,349
                                                    ===============   ===============   ===============

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral

                                FEBRUARY 28, 2002


                                                                        INITIAL COST TO PARTNERSHIP  COST CAPITALIZED
                                                                        ---------------------------   SUBSEQUENT TO
                                                                                     BUILDINGS AND    ACQUISITION:
SUBSIDIARY PARTNERSHIP'S RESIDENTIAL PROPERTY        ENCUMBRANCES        LAND         IMPROVEMENTS    IMPROVEMENTS
---------------------------------------------       --------------  --------------   --------------  --------------
(9)  Bay Village Company                            $    3,879,109  $      333,604   $    6,053,390  $    1,136,974
(12) Bethany Glen Associates                                     0         341,004        3,025,540      (3,366,544)
(11) Grandview-Blue Ridge Manor, Limited                 1,331,123         128,604        2,011,867          83,133
(4)  Buena Vista Manor Apts. Ltd.                                0         258,604        4,355,907      (4,614,511)
(7)  Canton Commons Apartments                                   0         683,605       11,875,258     (12,558,863)
(18) Cedar Hill Apartments, Ltd.                                 0          67,419        1,337,361      (1,404,780)
(10) Breckenridge-Chaparral Apartments II, Ltd.          1,363,028         123,604        2,010,522         173,640
(18) Char-mur Apartments                                         0          55,048        1,080,372      (1,135,420)
(7)  Clinton Plaza Apartments L. P.                              0         238,604        4,443,787      (4,682,391)
(7)  Clinton Plaza Apartments #2 L. P.                           0         288,604        5,293,492      (5,582,096)
(18) Crossett Apartments, Ltd.                                   0          61,840        1,176,962      (1,238,802)
(8)  Cudahy Gardens, Ltd.                                        0         168,604        3,092,733      (3,261,337)
(10) El Paso-Gateway East, Ltd.                          1,735,975         158,604        2,422,623         350,062
(7)  Golf Manor Apartments, Ltd.                                 0         183,605        3,060,084      (3,243,689)
(7)  Grosvenor South Apartments L. P.                            0         233,604        4,341,549      (4,575,153)
(7)  Grosvenor South Apartments #2 L. P.                         0          81,104        1,460,463      (1,541,567)
(3)  Oakland-Keller Plaza                                        0         358,605        5,742,056      (6,100,661)
(16) Lafayette Square Apartment's Ltd.                   2,927,395         348,604        4,116,308         510,650
(8)  San Diego-Logan Square Gardens Co.                  3,664,346         308,604        5,005,103         558,555
(6)  Los Caballeros Apartments                                   0         223,604        4,124,963      (4,348,567)
(3)  South Munjoy Associates Ltd.                                0         208,604        3,456,920      (3,665,524)
(13) Country, Ltd.                                               0         210,827        3,807,680      (4,018,507)
(13) Northbrook III, Ltd.                                        0         131,383        2,305,900      (2,437,283)
(10) Forth Worth-Northwood Apartments, Ltd.              1,439,201         118,604        2,226,552         283,561
(10) Corpus Christi-Oso Bay Apartments, Ltd.             1,808,634         158,604        2,501,173         253,906
(8)  Pacific Palms, Ltd.                                         0         233,604        4,819,956      (5,053,560)
(14) Zeigler Blvd., Ltd.                                 2,789,244         218,605        3,945,003         185,717
(14) Parktowne, Ltd.                                             0         176,605        3,273,501      (3,450,106)
(8)  Riverside Gardens, Ltd.                                     0         308,604        5,357,903      (5,666,507)
(5)  Rolling Meadows Apts., Ltd.                                 0         258,604        4,418,421      (4,677,025)
(5)  Ardmore-Rolling Meadows of Ardmore, Ltd.            1,578,935         138,604        2,320,412         263,839
(5)  Rolling Meadows of Chickasha, Limited                       0         128,604        2,298,164      (2,426,768)
(15) Roper Mountain Apartments                                   0         258,605        4,925,617      (5,184,222)
(7)  Rosewood Manor Apartments                                   0         508,604        5,328,672      (5,837,276)
(14) New Jersey, Ltd.                                            0         178,605        3,214,241      (3,392,846)
(10) Stephenville-Tarleton Arms                          2,093,904         238,604        2,832,970         212,039
(5)  Oklahoma City-Town & Country Village                        0         408,604        7,307,195      (7,715,799)
(17) Caddo Parish-Villas South, Ltd.                     5,326,058         298,604        6,019,236      (3,007,824)
(14) Eastwyck III, Ltd.                                  1,175,204         108,605        1,790,877           8,226
(7)  Warren Manor Apts., Ltd.-Property A and B                   0         758,604       10,506,325     (11,264,929)
(7)  Warren Woods Apartments, Ltd.                               0         308,605        4,697,009      (5,005,614)
(1)  Westgate Associates Ltd.                                    0         183,604        2,824,512      (3,008,116)


                                                    GROSS AMOUNT AT WHICH CARRIED AT CLOSE OF PERIOD
                                                    ------------------------------------------------
                                                                     BUILDINGS AND                      ACCUMULATED        YEAR OF
SUBSIDIARY PARTNERSHIP'S RESIDENTIAL PROPERTY            LAND        IMPROVEMENTS        TOTAL         DEPRECIATION     CONSTRUCTION
---------------------------------------------       --------------  --------------   --------------   --------------   -------------
(9)  Bay Village Company                            $      334,015  $    7,189,953   $    7,523,968   $   (4,144,839)        (c)
(12) Bethany Glen Associates                                     0               0                0                0         (c)
(11) Grandview-Blue Ridge Manor, Limited                   129,015       2,094,589        2,223,604       (1,299,140)        (c)
(4)  Buena Vista Manor Apts. Ltd.                                0               0                0                0         (c)
(7)  Canton Commons Apartments                                   0               0                0                0         (c)
(18) Cedar Hill Apartments, Ltd.                                 0               0                0                0         (c)
(10) Breckenridge-Chaparral Apartments II, Ltd.            124,015       2,183,751        2,307,766       (1,328,697)        (c)
(18) Char-mur Apartments                                         0               0                0                0         (c)
(7)  Clinton Plaza Apartments L. P.                              0               0                0                0         (c)
(7)  Clinton Plaza Apartments #2 L. P.                           0               0                0                0         (c)
(18) Crossett Apartments, Ltd.                                   0               0                0                0         (c)
(8)  Cudahy Gardens, Ltd.                                        0               0                0                0         (c)
(10) El Paso-Gateway East, Ltd.                            164,656       2,766,633        2,931,289       (1,723,347)        (c)
(7)  Golf Manor Apartments, Ltd.                                 0               0                0                0         (c)
(7)  Grosvenor South Apartments L. P.                            0               0                0                0         (c)
(7)  Grosvenor South Apartments #2 L. P.                         0               0                0                0         (c)
(3)  Oakland-Keller Plaza                                        0               0                0                0         (c)
(16) Lafayette Square Apartment's Ltd.                     349,015       4,626,547        4,975,562       (2,715,346)        (c)
(8)  San Diego-Logan Square Gardens Co.                    309,015       5,563,247        5,872,262       (3,298,832)        (c)
(6)  Los Caballeros Apartments                                   0               0                0                0         (c)
(3)  South Munjoy Associates Ltd.                                0               0                0                0         (c)
(13) Country, Ltd.                                               0               0                0                0         (c)
(13) Northbrook III, Ltd.                                        0               0                0                0         (c)
(10) Forth Worth-Northwood Apartments, Ltd.                119,015       2,509,702        2,628,717       (1,537,249)        (c)
(10) Corpus Christi-Oso Bay Apartments, Ltd.               159,015       2,754,668        2,913,683       (1,649,177)        (c)
(8)  Pacific Palms, Ltd.                                         0               0                0                0         (c)
(14) Zeigler Blvd., Ltd.                                   219,016       4,130,309        4,349,325       (1,995,361)        (c)
(14) Parktowne, Ltd.                                             0               0                0                0         (c)
(8)  Riverside Gardens, Ltd.                                     0               0                0                0         (c)
(5)  Rolling Meadows Apts., Ltd.                                 0               0                0                0         (c)
(5)  Ardmore-Rolling Meadows of Ardmore, Ltd.              118,015       2,604,840        2,722,855       (1,647,742)        (c)
(5)  Rolling Meadows of Chickasha, Limited                       0               0                0                0         (c)
(15) Roper Mountain Apartments                                   0               0                0                0         (c)
(7)  Rosewood Manor Apartments                                   0               0                0                0         (c)
(14) New Jersey, Ltd.                                            0               0                0                0         (c)
(10) Stephenville-Tarleton Arms                            239,015       3,044,598        3,283,613       (1,884,014)        (c)
(5)  Oklahoma City-Town & Country Village                        0               0                0                0         (c)
(17) Caddo Parish-Villas South, Ltd.                       299,015       3,011,001        3,310,016       (3,011,001)        (c)
(14) Eastwyck III, Ltd.                                    109,016       1,798,692        1,907,708         (904,777)        (c)
(7)  Warren Manor Apts., Ltd.-Property A and B                   0               0                0                0         (c)
(7)  Warren Woods Apartments, Ltd.                               0               0                0                0         (c)
(1)  Westgate Associates Ltd.                                    0               0                0                0         (c)


                                                                        LIFE ON WHICH
                                                                       DEPRECIATION IN
                                                                        LATEST INCOME
                                                            DATE        STATEMENT IS
SUBSIDIARY PARTNERSHIP'S RESIDENTIAL PROPERTY             ACQUIRED     COMPUTED(c)(d)
---------------------------------------------          --------------  --------------
(9)  Bay Village Company                                        10/83           15-30
(12) Bethany Glen Associates                                    10/83           10-30
(11) Grandview-Blue Ridge Manor, Limited                         9/83              30
(4)  Buena Vista Manor Apts. Ltd.                               11/83           20-30
(7)  Canton Commons Apartments                                   8/83              25
(18) Cedar Hill Apartments, Ltd.                                12/84           20-35
(10) Breckenridge-Chaparral Apartments II, Ltd.                  9/83              30
(18) Char-mur Apartments                                        12/84              35
(7)  Clinton Plaza Apartments L. P.                              8/83              30
(7)  Clinton Plaza Apartments #2 L. P.                           8/83              30
(18) Crossett Apartments, Ltd.                                  12/84              30
(8)  Cudahy Gardens, Ltd.                                        9/83           10-30
(10) El Paso-Gateway East, Ltd.                                  9/83           25-30
(7)  Golf Manor Apartments, Ltd.                                 8/83              25
(7)  Grosvenor South Apartments L. P.                            8/83              30
(7)  Grosvenor South Apartments #2 L. P.                         8/83              30
(3)  Oakland-Keller Plaza                                        9/83           15-30
(16) Lafayette Square Apartment's Ltd.                           9/83           15-30
(8)  San Diego-Logan Square Gardens Co.                          9/83            7-30
(6)  Los Caballeros Apartments                                   9/83              30
(3)  South Munjoy Associates Ltd.                               11/83           30-40
(13) Country, Ltd.                                               8/83            5-30
(13) Northbrook III, Ltd.                                        8/83              30
(10) Forth Worth-Northwood Apartments, Ltd.                      9/83           10-30
(10) Corpus Christi-Oso Bay Apartments, Ltd.                     9/83         27.5-30
(8)  Pacific Palms, Ltd.                                         9/83            9-30
(14) Zeigler Blvd., Ltd.                                         8/83              40
(14) Parktowne, Ltd.                                             8/83           15-30
(8)  Riverside Gardens, Ltd.                                     9/83           15-30
(5)  Rolling Meadows Apts., Ltd.                                11/83              27
(5)  Ardmore-Rolling Meadows of Ardmore, Ltd.                    9/83           15-30
(5)  Rolling Meadows of Chickasha, Limited                      11/83              27
(15) Roper Mountain Apartments                                   8/83              25
(7)  Rosewood Manor Apartments                                   9/83              30
(14) New Jersey, Ltd.                                            8/83              30
(10) Stephenville-Tarleton Arms                                  9/83           15-40
(5)  Oklahoma City-Town & Country Village                        9/83           10-30
(17) Caddo Parish-Villas South, Ltd.                             9/83           15-30
(14) Eastwyck III, Ltd.                                          8/83              30
(7)  Warren Manor Apts., Ltd.-Property A and B                   8/83              25
(7)  Warren Woods Apartments, Ltd.                               8/83              25
(1)  Westgate Associates Ltd.                                   11/83              40

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral

                                FEBRUARY 28, 2002

                                                                       INITIAL COST TO PARTNERSHIP  COST CAPITALIZED
                                                                       ---------------------------    SUBSEQUENT TO
                                                                                    BUILDINGS AND      ACQUISITION:
SUBSIDIARY PARTNERSHIP'S RESIDENTIAL PROPERTY        ENCUMBRANCES        LAND        IMPROVEMENTS     IMPROVEMENTS
---------------------------------------------       --------------  --------------  --------------   --------------
(14) Westwood Apartments Company, Limited                        0        233,605        4,168,757      (4,402,362)
(2)  Wingate Associates Ltd.                             1,958,366        198,604        2,968,529         464,412
                                                    --------------  -------------   --------------   -------------

                                                    $   33,070,522  $  10,619,983   $  173,345,865   $(133,383,935)
                                                    ==============  =============   ==============   =============

                                                    GROSS AMOUNT AT WHICH CARRIED AT CLOSE OF PERIOD
                                                    ------------------------------------------------
                                                                     BUILDINGS AND                    ACCUMULATED       YEAR OF
SUBSIDIARY PARTNERSHIP'S RESIDENTIAL PROPERTY            LAND        IMPROVEMENTS       TOTAL         DEPRECIATION    CONSTRUCTION
---------------------------------------------       -------------   --------------  --------------   --------------   --------------
(14) Westwood Apartments Company, Limited                       0               0                0                0         (c)
(2)  Wingate Associates Ltd.                              199,016       3,432,529        3,631,545       (1,226,991)        (c)
                                                    -------------   -------------   --------------   --------------   --------------

                                                    $   2,870,854   $  47,711,059   $   50,581,913   $  (28,366,513)
                                                    =============   =============   ==============   ==============


                                                                      LIFE ON WHICH
                                                                     DEPRECIATION IN
                                                                      LATEST INCOME
                                                           DATE        STATEMENT IS
SUBSIDIARY PARTNERSHIP'S RESIDENTIAL PROPERTY            ACQUIRED     COMPUTED(c)(d)
---------------------------------------------         --------------  --------------
(14) Westwood Apartments Company, Limited                       8/83           15-30
(2)  Wingate Associates Ltd.                                   11/83           30-40
                                                      --------------  --------------

(a) Properties are subject to mortgage notes and purchase money notes, as shown above.
(b) No carrying costs have been capitalized since all properties were acquired after completion of construction.
(c) Since all properties were acquired as operating properties, depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the Partnership date of acquisition.
(d) Furniture and fixtures, included in building and improvements, are depreciated primarily by the straight-line method over the estimated useful lives ranging from 5 to 15 years.
(e) These amounts differ from the amounts presented in the audited financial statements of these subsidiary partnerships due to a difference in accounting between these partnerships and the other forty-one subsidiary partnerships. This difference, which is significant to the individual subsidiary partnerships, relates to discounts on the respective mortgages payable and the related acquisition cost and current carrying value of property and equipment.

GEOGRAPHIC LOCATIONS: (1) Vermont, (2) New Hampshire, (3) Maine, (4) Tennessee,
(5) Oklahoma, (6) Colorado, (7) Michigan, (8) California, (9) Massachusetts,
(10) Texas, (11) Missouri, (12) Arizona, (13) Mississippi, (14) Alabama, (15) South Carolina, (16) New Mexico, (17) Louisiana, (18) Arkansas

                                         COST OF PROPERTY AND EQUIPMENT                   ACCUMULATED DEPRECIATION
                                ---------------------------------------------   ---------------------------------------------
                                                                        YEAR ENDED
                                ---------------------------------------------------------------------------------------------
                                 February 28,    February 28,    February 29,    February 28,    February 28,   February 29,
                                    2002            2001            2000            2002            2001            2000
                                -------------   -------------   -------------   -------------   -------------   -------------
Balance at beginning of period  $  64,915,831   $  84,972,630   $ 127,567,824   $  36,351,247   $  45,259,984   $  67,944,464
Additions during period:
Improvements                          592,837         441,990         676,231
Depreciation expense                                                                1,137,341       1,606,397       2,569,844
Reductions during period:
Dispositions                      (14,926,755)    (20,498,789)    (43,174,701)     (9,122,075)    (10,515,134)    (25,254,324)
Loss on impairment of assets                0               0         (96,724)              0               0               0
                                -------------   -------------   -------------   -------------   -------------   -------------

Balance at end of period        $  50,581,913   $  64,915,831   $  84,972,630   $  28,366,513   $  36,351,247   $  45,259,984
                                =============   =============   =============   =============   =============   =============

At the time the local partnerships were acquired by Cambridge + Related Housing Properties Limited Partnership, the entire purchase price paid by Cambridge + Related Housing Properties Limited Partnership was pushed down to the local partnerships as property and equipment with an offsetting credit to capital. Since the projects were in the construction phase at the time of acquisition, the capital accounts were insignificant at the time of purchase. Therefore, there are no material differences between the original cost basis for tax and GAAP.