Form 10-Q
period 2002-05-31
CAMBRIDGE RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
filed 2002-07-09
CIK 718915

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------     EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2002

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------     EXCHANGE ACT OF 1934

                         Commission File Number 0-12634

                           CAMBRIDGE + RELATED HOUSING
                         PROPERTIES LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


          MASSACHUSETTS                                  13-3161322
--------------------------------                ---------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)


625 MADISON AVENUE, NEW YORK, NEW YORK                              10022
--------------------------------------                         ----------------
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
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                MAY 31,              FEBRUARY 28,
                                                 2002                   2002
                                              ------------           ------------
ASSETS
Property and equipment, net of
  accumulated depreciation of
  $10,925,429 and $10,819,771,
  respectively                                 $ 5,836,108           $ 5,941,766
Property and equipment-held for
  sale, net of accumulated
  depreciation of $14,646,604
  and $17,546,742, respectively                 12,937,354            16,273,634
Cash and cash equivalents                          778,688               780,650
Cash - restricted for tenants'
  security deposits                                221,862               235,380
Mortgage escrow deposits                         6,014,861             6,203,393
Rents receivable                                    45,713               194,567
Prepaid expenses and other assets                  487,318             1,291,316
                                              ------------           -----------
Total assets                                   $26,321,904           $30,920,706
                                              ============           ===========

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                   (CONTINUED)

                                                   MAY 31,            FEBRUARY 28,
                                                    2002                  2002
                                                ------------          ------------
LIABILITIES AND PARTNERS'
  DEFICIT
Liabilities:
  Mortgage notes payable                         $14,119,479          $ 16,740,978
  Purchase money notes payable
      (Note 2)                                    14,813,743            16,329,543
  Due to selling partners (Note 2)                22,520,010            24,698,606
  Accounts payable, accrued
      expenses and other liabilities               1,272,922             2,362,862
  Tenants' security deposits payable                 221,862               235,380
  Due to general partners of
      subsidiaries and their affiliates               10,923                 8,423
  Due to general partners and
      affiliates                                   2,678,428             2,447,759
                                                 -----------          ------------
  Total liabilities                               55,637,367            62,823,551
                                                 -----------          ------------
  Minority interest                                   27,704               153,784
                                                 -----------          ------------
  Commitments and contingencies
  (Note 5)
Partners' deficit:
  Limited partners                               (28,601,208)          (31,287,535)
  General partners                                  (741,959)             (769,094)
                                                 -----------          ------------
Total partners' deficit                          (29,343,167)          (32,056,629)
                                                 -----------          ------------
Total liabilities and partners' deficit          $26,321,904          $ 30,920,706
                                                 ===========          ============

See Accompanying Notes to Consolidated Financial Statements.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                     THREE MONTHS ENDED
                                                                           MAY 31,
                                                             ---------------------------------
                                                                 2002                2001
                                                             ---------------------------------
Revenues:
Rentals, net                                                    $2,505,909          $2,952,348
Other                                                               61,929             104,373
Gain (loss) on sale of properties
  (Note 4)                                                         661,280             (68,323)
                                                                ----------         ------------

Total revenues                                                   3,229,118           2,988,398
                                                                ----------         -----------

Expenses
Administrative and management                                      889,996             880,374
Administrative and management-
  related parties (Note 3)                                         313,214             387,293
Operating                                                          510,717             694,797
Repairs and maintenance                                            515,151             641,136
Taxes and insurance                                                296,895             351,726
Interest                                                           437,232             571,949
Depreciation                                                       105,658             288,023
                                                                ----------         -----------

Total expenses                                                   3,068,863           3,815,298
                                                                ----------         -----------

Gain (loss) before minority
  interest and extraordinary item                                  160,255            (826,900)
Minority interest in loss (income)
  of subsidiaries                                                  125,715                (462)
                                                                ----------         -----------
Gain (loss) before extraordinary
  item                                                             285,970            (827,362)
Extraordinary item-forgiveness
  of indebtedness income
  (Note 4)                                                       2,427,492             901,219
                                                                ----------         -----------

Net income                                                      $2,713,462          $   73,857
                                                                ==========         ===========


See Accompanying Notes to Consolidated Financial Statements.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                    THREE MONTHS ENDED
                                                                          MAY 31,
                                                             ---------------------------------
                                                                 2002                  2001
                                                             ---------------------------------
Income (loss) before extraordinary
  item - limited partners                                    $  283,110            $ (819,088)
Extraordinary item - limited partners                         2,403,217               892,206
                                                             ----------            ----------

Net income - limited partners                                $2,686,327            $   73,118
                                                             ==========            ==========

Number of limited Partnership
  units outstanding                                              10,038                10,038
                                                             ==========            ==========

Income (loss) before extraordinary
  item per limited partnership unit                          $    28.20            $   (81.60)
Extraordinary item per limited
  partnership unit                                               239.41                 88.88
                                                             ----------            ----------

Net income per limited partnership
  unit                                                       $   267.61            $     7.28
                                                             ==========            ==========



See Accompanying Notes to Consolidated Financial Statements.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Consolidated Statement of Partners' Deficit
                                   (Unaudited)


                                                              LIMITED                GENERAL
                                       TOTAL                  PARTNERS               PARTNERS
                                    ----------------------------------------------------------
Balance-
  March 1, 2002                     $(32,056,629)           $(31,287,535)           $(769,094)
Net income -
  three months ended
  May 31, 2002                         2,713,462               2,686,327                27,135
                                    ------------            ------------            ----------
Balance-
 May 31, 2002                       $(29,343,167)           $(28,601,208)           $ (741,959)
                                    ============            ============            ==========


See Accompanying Notes to Consolidated Financial Statements.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)


                                                                    THREE MONTHS ENDED
                                                                         MAY 31,
                                                             --------------------------------
                                                                2002                  2001
                                                             --------------------------------
Cash flows from operating activities:
Net income                                                   $2,713,462             $  73,857
                                                             ----------             ---------
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
(Gain) loss on sale of properties
  (Note 4)                                                     (661,280)               68,323
Extraordinary item - forgiveness
  of indebtedness income (Note 4)                            (2,427,492)             (901,219)
  Depreciation                                                  105,658               288,023
Minority interest in (loss) income
  of subsidiaries                                              (125,715)                  462
Increase in cash-restricted
  for tenants' security deposits                                (14,694)               (3,929)
Decrease in mortgage escrow deposits                            273,287                 8,655
Decrease in rents receivable                                    148,854               154,862
Decrease in prepaid expenses and
  other assets                                                  507,829                89,088
Increase in due to selling partners                             328,159               551,435
Decrease in accounts payable, accrued
  expenses and other liabilities                               (925,192)             (326,553)
Decrease in tenants' security deposits
  payable                                                          (897)               (2,250)
Increase in due to general partners
  of subsidiaries and their affiliates                            2,500                92,947
Decrease in due to general partners of
  subsidiaries and their affiliates                                   0              (112,998)
Increase in due to general partners
  and affiliates                                                247,395                60,899
                                                             ----------             ---------
Total adjustments                                            (2,541,588)              (32,255)
                                                             ----------             ---------
Net cash provided by
  operating activities                                          171,874                41,602
                                                             ----------             ---------

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (Continued)

                                                             THREE MONTHS ENDED
                                                                   MAY 31,
                                                      --------------------------------
                                                         2002                  2001
                                                      --------------------------------
Cash flows from investing activities:
Proceeds from sale of properties                          596,872              475,000
Acquisitions of property and
  equipment                                               (20,615)            (127,741)
Increase in mortgage escrow deposits                     (166,799)            (148,020)
                                                      ------------         -----------

Net cash provided by investing
  activities                                              409,458              199,239
                                                      -----------          -----------

Cash flows from financing activities:
Principal payments of mortgage
  notes payable                                          (186,509)            (680,960)
Decrease in minority interest                                (365)                (500)
Distributions paid to partners                                  0             (516,300)
Principal payments of purchase money
  notes payable                                          (340,000)                   0
Payments to selling partners                              (56,420)            (141,417)
                                                      -----------          -----------

Net cash used in financing activities                    (583,294)          (1,339,177)
                                                      -----------          -----------

Net decrease in cash and
  cash equivalents                                         (1,962)          (1,098,336)

Cash and cash equivalents at
  beginning of period                                     780,650            2,477,459
                                                      -----------          -----------
Cash and cash equivalents at
  end of period                                       $   778,688          $ 1,379,123
                                                      ===========          ===========

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (Continued)


                                                         THREE MONTHS ENDED
                                                               MAY 31,
                                                 ---------------------------------
                                                     2002                 2001
                                                 ---------------------------------
Supplemental disclosures of
  noncash activities:
Forgiveness of indebtedness
Decrease in purchase money
  notes payable                                  $   (720,000)         $  (406,850)
Decrease in due to selling partners                (1,685,795)            (494,368)
Decrease in accounts payable,
  accrued expenses and other liabilities              (21,697)                   0

Summarized below are the components
  of the gain on sale of properties:
Decrease in property and
  equipment held for sale, net
  of accumulated depreciation                    $  3,356,895          $   649,092
Decrease in cash-restricted for
  tenants' security deposits                           28,212                4,970
Decrease in mortgage escrow deposits                   82,044               24,607
Decrease in prepaid expenses and
  other assets                                        296,169                5,976
(Decrease) increase in accounts
  payable, accrued expenses and
  other liabilities                                  (143,051)              90,462
(Decrease) increase in tenants'
  security deposits payable                           (12,622)               1,209
Decrease in due to general
  partners of subsidiaries and
  their affiliates                                          0              (92,947)
Decrease in due to selling partners                  (764,540)             (99,838)
Decrease in purchase money notes
  payable                                            (455,800)                   0
Decrease in mortgage notes payable                 (2,434,990)                   0
Decrease in due to general partner
  and their affiliates                                (16,726)             (40,208)


See Accompanying Notes to Consolidated Financial Statements.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  May 31, 2002
                                   (Unaudited)


NOTE 1 - GENERAL

The consolidated financial statements for the three months ended May 31, 2002 and 2001, include the accounts of Cambridge + Related Housing Properties Limited Partnership, a Massachusetts limited partnership (the "Partnership"), and twelve and nineteen Subsidiary Partnerships ("Subsidiaries", "Subsidiary Partnerships" or "Local Partnerships"), respectively. The Partnership is a limited partner, with an ownership interest of 98.99% in each of the Subsidiary Partnerships. Through the rights of the Partnership and/or one of its general partners (a "General Partner"), which General Partner has a contractual obligation to act on behalf of the Partnership, the right to remove the local general partner of the Subsidiary Partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the Subsidiary Partnerships.

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

Losses attributable to minority interests which exceed the minority interests' investment in a Subsidiary have been charged to the Partnership. Such losses aggregated approximately $0 for both the three months ended May 31, 2002 and 2001, respectively. The Partnership's investment in each Subsidiary is equal to the respective Subsidiary's partners' equity less minority interest capital, if any.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  May 31, 2002
                                   (Unaudited)


These unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended February 28, 2002. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of May 31, 2002, the results of operations and cash flows for the three months ended May 31, 2002 and 2001. However, the operating results for the three months ended May 31, 2002 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. It is suggested that these consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's February 28, 2002 Annual Report on Form 10-K.


NOTE 2 - PURCHASE MONEY NOTES PAYABLE

Nonrecourse Purchase Money Notes (the "Purchase Money Notes") were issued to the selling partners of the Subsidiary Partnerships as part of the purchase price, and are secured only by the Partnership's interest in the Subsidiary Partnership to which the Purchase Money Note relates.

The Purchase Money Notes, which provide for simple interest, will not be in default if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding Subsidiary Partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. As of May 31, 2002, the maturity dates of the Purchase Money Notes associated with the remaining properties owned by the Subsidiary Partnerships were extended for three to five years (see below). Any interest not paid currently accrues, without further interest thereon, through the extended due date of each of the Purchase Money Notes, respectively. Continued accrual of such interest without payment would impact the effective rate of the Purchase Money Notes, specifically by reducing the current effective interest rate of 9%. The exact effect is not determin-

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  May 31, 2002
                                   (Unaudited)


able inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the Purchase Money Notes. Unpaid interest of $22,504,011 and $24,682,606 at May 31, 2002 and February 28, 2002, respectively, has been accrued and is included in the caption due to selling partners. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds from the sale or refinancing of the apartment complex, or in some cases the Local Partnerships interest ("Local Partnership Interest") to which the Purchase Money Note relates.

The Partnership was permitted to extend the term of the Purchase Money Notes for up to five additional years. In connection with such extensions, the Partnership incurred an extension fee of 1/2% per annum of the outstanding principal balance of the Purchase Money Notes. The Partnership sent an extension notice to each Purchase Money Note holder that pursuant to the Purchase Money Note, it was extending the maturity. However in certain cases, the Partnership did not pay the extension fee at that time, deferring such payment to the future. Extension fees in the amount of $1,518,062 were incurred by the Partnership through May 31, 2002. All Purchase Money Notes are now extended with maturity dates ranging from August to October 2002. Extension fees of $652,026 were accrued and added to the Purchase Money Note balance.

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

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  May 31, 2002
                                   (Unaudited)


During the three months ended May 31, 2002 and 2001, the Partnership received cash flow distributions aggregating $94,026 and $36,801, respectively, of which $56,419 and $22,083 was used to pay interest on the Purchase Money Notes. In addition, the Partnership received a distribution of proceeds from the sales of Local Partnerships aggregating $591,871 and $88,387 of which $340,000 and $84,877 was used to pay principal and interest on the Purchase Money Notes during the three months ended May 31, 2002 and 2001, respectively.


NOTE 3 - RELATED PARTY TRANSACTIONS

The costs incurred to related parties for the three months ended May 31, 2002 and 2001 were as follows:


                                                             THREE MONTHS ENDED
                                                                   MAY 31,
                                                         ----------------------------
                                                            2002             2001
                                                         ----------------------------
Partnership management fees (a)                          $  242,778         $ 241,953
Expense reimbursement (b)                                    36,009            30,458
Local administrative fee (d)                                  3,125             4,000
                                                         ----------         ---------
Total general and administrative -
  General Partners                                          281,912           276,411
                                                         ----------         ---------
Property management fees incurred to
  affiliates of the Subsidiary Partnerships'
  general partners (c)                                       31,302           110,882
                                                         ----------         ---------
general and administrative-related parties               $  313,214         $ 387,293
                                                         ==========         =========

(a) After all other expenses of the Partnership are paid, an annual Partnership management fee of up to .5% of invested assets is payable to the Partnership's General Partners and affiliates. Partnership management fees owed to the General Partners amounting to approximately $1,952,000 and $1,759,000 were accrued and unpaid as of May 31, 2002 and February 28, 2002, respectively. The General Partners' fees are being paid currently, other than the Partnership management fees that were accrued and continue to be deferred.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  May 31, 2002
                                   (Unaudited)


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

(c) Property management fees incurred by Local Partnerships to affiliates of the Local Partnerships amounted to $31,302 and $110,882, for the three months ended May 31, 2002 and 2001, respectively. No fees were incurred to a company which is also an affiliate of the General Partners.

(d) Cambridge/Related Housing Associates Limited Partnership, the special limited partner of each of the Subsidiary Partnerships, owning .01%, is entitled to receive a local administrative fee of up to $2,500 per year from each Subsidiary Partnership.


NOTE 4 - SALE OF PROPERTIES

GENERAL

The Partnership is currently in the process of winding up its operations and disposing of its investments. It is anticipated that this process will take a number of years. As of May 31, 2002, the Partnership has disposed of thirty-two of its forty-four original investments. Six additional investments are listed for sale and the Partnership anticipates that the six remaining investments will be listed for sale by December 31, 2002. There may be no assurance as to when the Partnership will dispose of its last remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

On March 16, 2001, the property and the related assets and liabilities of Char-Mur Apartments ("Char-Mur") were sold to an affiliate of the

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  May 31, 2002
                                   (Unaudited)


Local General Partner for $475,000, resulting in a loss in the amount of approximately $193,000. The Partnership used approximately $85,000 to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $986,000, resulting in forgiveness of indebtedness income of $901,000. In addition, approximately $21,000 of accounts payable to an unrelated party were forgiven in the current year.

On March 27, 2002, the Partnership's limited partnership interest in Eastwyck III, Ltd. Limited Partnership ("Eastwyck") was sold to the Local General Partners for approximately $5,000 resulting in a loss of approximately $337,000. No proceeds were used to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $1,220,000 resulting in a gain on sale of approximately $1,220,000.

On March 27, 2002, the property and the related assets and liabilities of Ziegler Boulevard, Ltd. ("Ziegler") were sold to an unaffiliated third party purchaser for approximately $2,379,000 resulting in a loss in the amount of approximately $222,000. The Partnership used approximately $340,000 to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $2,746,000 resulting in forgiveness of indebtedness income of approximately $2,406,000.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The following disclosure includes changes and/or additions to disclosures regarding the Subsidiary Partnership which were included in the Partnership's Annual Report on Form 10-K for the period ended February 28, 2002.

a)  Purchase Money Notes

As part of the purchase price of its investment in the Local Partnerships, the Partnership issued approximately $61,029,000 of Purchase Money Notes. As of May 31, 2002, unpaid accrued interest on the

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  May 31, 2002
                                   (Unaudited)


Purchase Money Notes amounted to approximately $22,504,000. The principal of and all accrued interest on the Purchase Money Notes is due at maturity. The Partnership was permitted to extend the term of the Purchase Money Notes for up to five additional years. In connection with such extensions, the Partnership incurred an extension fee of 1/2% per annum of the outstanding principal balance of the assets. The Partnership sent an extension notice to each Purchase Money Note holder that pursuant to the note, it was extending the maturity. However in certain cases, the Partnership did not pay the extension fee at that time, deferring such payment to the future. The holders of the Note could argue that until the fee is paid the Note has not been properly extended.

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

During the three months ended May 31, 2002 and 2001, the Partnership received cash flow distributions aggregating $94,026 and $36,801, respectively, of which $56,419 and $22,083, respectively, was used to pay interest on the Purchase Money Notes. In addition, the Partnership received a distribution of proceeds from the sales of Local Partnerships aggregating $591,871 and $88,387, of which $340,000 and $84,877 was used to pay principal and interest on the Purchase Money Notes during the three months ended May 31, 2002 and 2001, respectively.

During the three months ended May 31, 2002, cash and cash equivalents of the Partnership and its twelve consolidated Local Partnerships decreased approximately ($2,000). This decrease was primarily due to principal payments of mortgage notes payable ($187,000), an increase in mortgage escrow deposits relating to investing activities ($167,000), payments to selling partners ($56,000), acquisitions of property and equipment ($21,000) and principal payments of Purchase Money Notes payable ($340,000) which exceeded proceeds from the sale of properties ($597,000) and cash provided by operating activities ($172,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is gain on sale of properties ($661,000), forgiveness of indebtedness income ($2,427,000) and depreciation ($106,000).

The Partnership has a working capital reserve of approximately $306,000 at May 31, 2002. The working capital reserve is temporarily invested in money market accounts which can be easily liquidated to meet obligations as they arise. The General Partners believe that the Partnership's reserves, net proceeds from future sales and future cash flow distributions will be adequate for its operating needs, and plan to continue investing available reserves in short term investments. In March 2002 and 2001, a distribution of approximately $0 and $511,000 and $0 and $5,000 was paid to the limited partners and General Partners, respectively, from net proceeds from the sale of properties. None of the total distributions of approximately $0 and $516,000 for the three months ended May 31, 2002 and 2001, was deemed to be a return of capital in accordance with GAAP.

Partnership management fees owed to the General Partners amounting to approximately $1,952,000 and $1,759,000 were accrued and unpaid as of May 31, 2002 and February 28, 2002, respectively. The General Partners' fees are being paid currently, other than the Partnership management fees that were accrued and continue to be deferred.

The Local Partnerships that receive government assistance are subject to low-income use restrictions which limit the owners' ability to sell or refinance the properties. In order to maintain the existing inventory of affordable housing, Congress passed a series of related acts including the Emergency Low Income Preservation Act of 1987, the Low-Income Housing Preservation and Resident Homeownership Act of 1990 (together the "Preservation Acts") and the Housing Opportunity Program Extension Act of 1996 (the "1996 Act"). In exchange for maintaining the aforementioned use restrictions, the Preservation Acts provided financial incentives for owners of government assisted properties. The 1996 Act provided financial assistance by funding the sale of such properties to not-for-profit owners and also restores the owners ability to prepay their U.S. Department of Housing and Urban Development ("HUD") mortgage and convert the property to condominiums or market-rate rental housing. Local general partners had filed for incentives under the Preservation Acts or the 1996 Act for the following local partnerships: San Diego - Logan Square Gardens Company, Albuquerque - Lafayette Square Apts. Ltd., Westgate Associates Limited, Riverside Gardens Limited Partnership, Pacific Palms, Canton Commons Associates, Rosewood Manor Associates, Bethany Glen Associates and South Munjoy Associates, Limited. As of May 31, 2002, all of these Local Partnerships were sold except for Logan Square and Lafayette Square. The Preservation Acts have subsequently been repealed or revoked. The Local General Partner of the Logan Square and Lafayette Square properties has signed purchase and sale contracts.

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

RESULTS OF OPERATIONS

During the periods ended May 31, 2002 and 2001, Char-Mur Apartments, Ltd. Rolling Meadows Apartments, Ltd., and Zeigler Boulevard Ltd. sold their properties and the related assets and liabilities and the Partnership's Limited Partnership Interest in Buena Vista Manor Apartments Ltd., Cedar Hill Apartments Ltd., Crosset Apartments Ltd. and Eastwyck III, Ltd. was sold (collectively the "Sold Assets"). Excluding the Sold Assets, the results of operations of the Partnership, as well as the Local Partnerships, remained fairly consistent during the three months ended May 31, 2002 and 2001, other than other income, operating, gain on sale of properties and forgiveness of indebtedness income. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation, and mortgage interest. In addition, the Partnership incurred interest expense relating to the Purchase Money Notes issued when the Local Partnership Interests were acquired.

Rental income decreased approximately 15% for the three months ended May 31, 2002, as compared to 2001. Excluding the Sold Assets, rental income increased approximately 8% primarily due to rental rate increases and decreases in vacancies at several Local Partnerships.

Other income decreased approximately $42,000 for the three months ended May 31, 2002, as compared to 2001. Excluding the Sold Assets, other income decreased approximately $23,000, primarily due to larger cash and cash equivalent balances earning interest in 2001 at the Partnership level as well as three Local Partnerships.

Total expenses, excluding the Sold Assets, operating and repairs and maintenance, remained fairly consistent with an increase of approximately 5% for the three months ended May 31, 2002, as compared to 2001.

Operating decreased approximately $184,000 for the three months ending May 31, 2002, as compared to 2001. Excluding the Sold Assets, operating decreased approximately $113,000 primarily due to a decrease in utility costs at four Local Partnerships.

Repairs and maintenance decreased approximately $126,000 for the three months ending May 31, 2002, as compared to 2001. Excluding the Sold Assets, repairs and maintenance increased approximately $47,000 primarily due to repairs to heating and air conditioning at one Local Partnership.

Administrative and management-related parties, taxes and insurance, interest and depreciation expense decreased approximately $74,000, $55,000, $135,000 and $182,000 for the three months ended May 31, 2002, as compared to 2001, primarily due to decreases relating to the Sold Assets. Wingate Associates, Limited, San Diego-Logan Square Gardens Company, Albuquerque - Lafayette Square Apartments, Ltd., El Paso - Gateway East Ltd., Bay Village Co. and Fort Worth - Northwood Apartments Ltd. are not depreciated during the period ended May 31, 2002 because they are classified as assets held for sale.

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


                           CAMBRIDGE + RELATED HOUSING
                         PROPERTIES LIMITED PARTNERSHIP
                                  (Registrant)


                         By:   GOVERNMENT ASSISTED PROPERTIES,
                               INC., a General Partner

Date:  July 8, 2002

                               By:  /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes,
                                    President and Principal
                                    Executive and Financial Officer

Date:  July 8, 2002

                               By:  /s/ Glenn F. Hopps
                                    ------------------
                                    Glenn F. Hopps,
                                    Treasurer and
                                    Principal Accounting Officer


                         By:   RELATED HOUSING PROGRAMS
                               CORPORATION, a General Partner

Date:  July 8, 2002

                               By:  /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes,
                                    President and Principal
                                    Executive Financial Officer

Date:  July 8, 2002

                               By:  /s/ Glenn F. Hopps
                                    ------------------
                                    Glenn F. Hopps,
                                    Treasurer and
                                    Principal Accounting Officer