Form 10-Q
period 2002-08-31
CAMBRIDGE RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
filed 2002-10-15
CIK 718915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X    QUARTERLY  REPORT  PURSUANT TO SECTION  13  OR  15 (d) OF THE SECURITIES
------  EXCHANGE ACT OF 1934


                 For the quarterly period ended August 31, 2002

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------ EXCHANGE ACT OF 1934


                         Commission File Number 0-12634


                           CAMBRIDGE + RELATED HOUSING
                         PROPERTIES LIMITED PARTNERSHIP
                         ------------------------------
             (Exact name of registrant as specified in its charter)


              Massachusetts                               13-3161322
----------------------------------------             -------------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                   Identification No.)


625 Madison Avenue, New York, New York                      10022
----------------------------------------             -------------------
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
                                   (Unaudited)

                                                  ============      ============
                                                   August 31,       February 28,
                                                      2002              2002
                                                  ------------      ------------
ASSETS
Property and equipment, net of
  accumulated depreciation of
  $11,031,088 and $10,819,771,
  respectively                                     $ 5,730,449       $ 5,941,766
Property and equipment-held for
  sale, net of accumulated
  depreciation of $14,646,604
  and $17,546,742, respectively                     12,959,520        16,273,634
Cash and cash equivalents                            1,818,771           780,650
Cash - restricted for tenants'
  security deposits                                    223,735           235,380
Mortgage escrow deposits                             6,019,618         6,203,393
Rents receivable                                       107,612           194,567
Prepaid expenses and other assets                      553,994         1,291,316
                                                   -----------       -----------
Total assets                                       $27,413,699       $30,920,706
                                                   ===========       ===========

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (continued)

                                                  ============     =============
                                                    August 31,      February 28,
                                                      2002             2002
                                                  ------------     -------------
LIABILITIES AND PARTNERS'
  DEFICIT
Liabilities:
  Mortgage notes payable                          $ 13,960,444     $ 16,740,978
  Purchase Money Notes payable
    (Note 2)                                        12,251,393       16,329,543
  Due to selling partners (Note 2)                  18,961,151       24,698,606
  Deferred revenue on sale of
    properties                                       5,735,908                0
  Accounts payable, accrued
    expenses and other liabilities                   1,333,523        2,362,862
  Tenants' security deposits payable                   223,735          235,380
  Due to general partners of
    subsidiaries and their affiliates                   63,423            8,423
  Due to general partners and
    affiliates                                       3,976,837        2,447,759
                                                  ------------     ------------
  Total liabilities                                 56,506,414       62,823,551
                                                  ------------     ------------
  Minority interest                                     24,924          153,784
                                                  ------------     ------------
  Commitments and contingencies
  (Note 6)
Partners' deficit:
  Limited partners                                 (28,377,935)     (31,287,535)
  General partners                                    (739,704)        (769,094)
                                                  ------------     ------------
Total partners' deficit                            (29,117,639)     (32,056,629)
                                                  ------------     ------------
Total liabilities and partners' deficit           $ 27,413,699     $ 30,920,706
                                                  ============     ============


          See Accompanying Notes to Consolidated Financial Statements.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                       ==========================    ==========================
                           Three Months Ended             Six Months Ended
                                August 31,                    August 31,
                       --------------------------    --------------------------
                          2002           2001           2002           2001
                       --------------------------    --------------------------
Revenues:
Rentals, net           $ 2,300,053    $ 3,055,959    $ 4,805,962    $ 6,008,307
Other                      261,397        102,380        323,326        206,753
(Loss) gain on sale
  of properties
  (Note 4)                (260,869)       (19,299)       400,411        (87,622)
                       -----------    -----------    -----------    -----------

Total revenues           2,300,581      3,139,040      5,529,699      6,127,438
                       -----------    -----------    -----------    -----------

Expenses
Administrative and
  management               557,049        672,626      1,279,082      1,553,000
Administrative and
  management-
  related parties
  (Note 3)                 311,888        392,980        625,102        780,273
Operating                  449,500        551,499        960,217      1,246,296
Repairs and
  maintenance              503,909        782,255      1,019,060      1,423,391
Taxes and
  insurance                289,996        339,091        586,891        690,817
Interest                   358,092        575,756        795,324      1,147,705
Depreciation               105,659        337,721        211,317        625,744
                       -----------    -----------    -----------    -----------

Total expenses           2,576,093      3,651,928      5,476,993      7,467,226
                       -----------    -----------    -----------    -----------

(Loss) income before
  minority interest
  and extraordinary
  item                    (275,512)      (512,888)        52,706     (1,339,788)
Minority interest in
  (income) loss
  of subsidiaries           (2,848)          (832)       122,867         (1,294)
                       -----------    -----------    -----------    -----------
(Loss) income before
  extraordinary
  item                    (278,360)      (513,720)       175,573     (1,341,082)
Extraordinary item-
  forgiveness of
  indebtedness
  income (Note 4)                0              0      2,427,492        901,219
                       -----------    -----------    -----------    -----------

Net (loss) income      $  (278,360)   $  (513,720)   $ 2,603,065    $  (439,863)
                       ===========    ===========    ===========    ===========



          See Accompanying Notes to Consolidated Financial Statements.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)
                                   (continued)

                       ==========================    ==========================
                           Three Months Ended             Six Months Ended
                                August 31,                    August 31,
                       --------------------------    --------------------------
                          2002           2001           2002           2001
                       --------------------------    --------------------------
(Loss) income before
  extraordinary
  item - limited
  partners             $  (275,576)   $  (508,583)   $   173,817    $(1,327,671)
Extraordinary item -
  limited partners               0              0      2,403,217        892,207
                       -----------    -----------    -----------    -----------

Net (loss) income -
  limited partners     $  (275,576)   $  (508,583)   $ 2,577,034    $  (435,464)
                       ===========    ===========    ===========    ===========
Number of limited
  partnership
  units outstanding         10,038         10,038         10,038         10,038
                       ===========    ===========    ===========    ===========

(Loss) income before
  extraordinary
  item per limited
  partnership unit     $    (27.45)   $    (50.66)   $     17.32    $   (132.26)
Extraordinary item
  per limited
  partnership unit               0              0         239.41          88.88
                       -----------    -----------    -----------    -----------


Net (loss) income
  per limited
  partnership unit     $    (27.45)   $    (50.66)   $    256.73    $    (43.38)
                       ===========    ===========    ===========    ===========


          See Accompanying Notes to Consolidated Financial Statements.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Consolidated Statement of Partners' Deficit
                                   (Unaudited)

                       ===============================================
                                          Limited            General
                          Total           Partners           Partners
                       -----------------------------------------------
Balance-
  March 1, 2002        $(32,056,629)    $(31,287,535)      $  (769,094)
Prior period
  adjustment (Note 5)       335,925          332,566             3,359
Net income -
  six months ended
  August 31, 2002         2,603,065        2,577,034            26,031
                       ------------     ------------       -----------
Balance-
  August 31, 2002      $(29,117,639)    $(28,377,935)      $  (739,704)
                       ============     ============       ===========


          See Accompanying Notes to Consolidated Financial Statements.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Consolidated Statement of Partners' Deficit
                                   (Unaudited)

                                                ==========================
                                                     Six Months Ended
                                                         August 31,
                                                --------------------------
                                                    2002           2001
                                                --------------------------

Cash flows from operating activities:
Net income (loss)                               $ 2,603,065    $  (439,863)
                                                -----------    -----------
Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:
Prior period adjustment (Note 5)                    335,925              0
(Gain) loss on sale of properties
  (Note 4)                                         (400,411)        87,622
Extraordinary item - forgiveness
  of indebtedness income (Note 4)                (2,427,492)      (901,219)
  Depreciation                                      211,317        625,744
Minority interest in (income) loss
  of subsidiaries                                  (122,867)         1,294
Increase in cash-restricted
  for tenants' security deposits                    (16,567)        (3,094)
Decrease in mortgage escrow deposits                427,519         54,647
Decrease in rents receivable                         82,190         58,909
Decrease (increase) in prepaid
  expenses and other assets                         358,088       (432,153)
Increase in due to selling partners                 619,292        967,017
Decrease in accounts payable, accrued
  expenses and other liabilities                   (506,272)      (360,206)
Increase (decrease) in tenants' security
  deposits payable                                    1,502         (3,085)
Increase in due to general partners
  of subsidiaries and their affiliates               55,000         92,947
Decrease in due to general partners of
  subsidiaries and their affiliates                       0       (112,998)
Increase in due to general partners
  and affiliates                                  1,529,079        196,252
                                                -----------    -----------
Total adjustments                                   146,303        271,677
                                                -----------    -----------
Net cash provided by (used in)
  operating activities                            2,749,368       (168,186)
                                                -----------    -----------

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                                ==========================
                                                     Six Months Ended
                                                         August 31,
                                                --------------------------
                                                    2002           2001
                                                --------------------------

Cash flows from investing activities:
Proceeds from sale of properties                     84,741        475,000
Acquisitions of property and
  equipment                                         (42,781)      (237,038)
Increase in mortgage escrow deposits               (328,794)      (282,723)
                                                -----------    -----------

Net cash used in investing activities              (286,834)       (44,761)
                                                -----------    -----------

Cash flows from financing activities:
Principal payments of mortgage
  notes payable                                    (345,566)      (810,664)
Decrease in minority interest                        (5,993)        (1,179)
Distributions paid to partners                            0       (516,300)
(Decrease) increase in Purchase
  Money Note extension fees payable                (262,350)        21,450
Principal payments of Purchase Money
  Notes payable                                    (340,000)      (110,707)
Payments to selling partners                       (470,504)       (22,083)
                                                -----------    -----------

Net cash used in financing activities            (1,424,413)    (1,439,483)
                                                -----------    -----------

Net increase (decrease) in cash and
  cash equivalents                                1,038,121     (1,652,430)

Cash and cash equivalents at
  beginning of period                               780,650      2,477,459
                                                -----------    -----------
Cash and cash equivalents at
  end of period                                 $ 1,818,771    $   825,029
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

                                                ==========================
                                                     Six Months Ended
                                                         August 31,
                                                --------------------------
                                                    2002           2001
                                                --------------------------

Supplemental disclosures of noncash activities:
Increase in deferred revenue on
  sale of properties reclassified from
  Purchase Money Notes payable and
  due to selling partners                       $ 5,735,908    $ 3,731,150
Forgiveness of indebtedness
Decrease in Purchase Money
  Notes payable                                    (720,000)      (321,973)
Decrease in due to selling partners              (1,685,795)      (579,246)
Decrease in accounts payable,
  accrued expenses and other liabilities            (21,697)             0

Summarized below are the components
  of the gain on sale of properties:
Decrease in property and
  equipment held for sale, net
  of accumulated depreciation                     3,356,895        649,092
Decrease in cash-restricted for
  tenants' security deposits                         28,212          4,970
Decrease in mortgage escrow deposits                 85,050         24,607
Decrease in prepaid expenses and
  other assets                                      379,234          5,976
Decrease (increase) in accounts payable,
  accrued                                          (501,371)       109,761
(Decrease) increase in tenants'
  security deposits payable                         (13,147)         1,209
Decrease in due to general
  partners of subsidiaries and
  their affiliates                                        0        (92,947)
Decrease in due to selling partners                (764,540)       (99,838)
Decrease in Purchase Money Notes
  payable                                          (455,800)             0
Decrease in mortgage notes payable               (2,434,968)             0
Decrease in due to general partner
  and their affiliates                                    0        (40,208)
Decrease in rent receivable                           4,765              0


          See Accompanying Notes to Consolidated Financial Statements.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 August 31, 2002
                                   (Unaudited)

Note 1 - General

The consolidated financial statements for the six months ended August 31, 2002 and 2001, include the accounts of Cambridge + Related Housing Properties Limited Partnership, a Massachusetts limited partnership (the "Partnership"), and fourteen and nineteen Subsidiary Partnerships ("Subsidiaries", "Subsidiary Partnerships" or "Local Partnerships"), respectively. The Partnership is a limited partner, with an ownership interest of 98.99% in each of the Subsidiary Partnerships. Through the rights of the Partnership and/or one of its general partners (a "General Partner"), which General Partner has a contractual obligation to act on behalf of the Partnership, the right to remove the local general partner of the Subsidiary Partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the Subsidiary Partnerships.

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

Losses attributable to minority interests which exceed the minority interests' investment in a Subsidiary have been charged to the Partnership. Such losses aggregated approximately $0 for both the three and six months ended August 31, 2002 and 2001, respectively. The Partnership's investment in each Subsidiary is equal to the respective Subsidiary's partners' equity less minority interest capital, if any.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 August 31, 2002
                                   (Unaudited)

These unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended February 28, 2002. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of August 31, 2002, the results of operations for the three and six months ended August 31, 2002 and 2001 and cash flows for the six months ended August 31, 2002 and 2001. However, the operating results for the six months ended August 31, 2002 August not be indicative of the results for the year.

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

The Purchase Money Notes, which provide for simple interest, will not be in default if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding Subsidiary Partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. As of August 31, 2002, the maturity dates of the Purchase Money Notes associated with the remaining properties owned by the Subsidiary Partnerships were extended for the fifth year (see below and Note 6). These are the final extensions for these Purchase Money Notes. Any interest not paid currently accrues, without further interest thereon, through the extended due date of each of the Purchase Money Notes, respectively. Continued accrual of such interest without payment would impact the effective rate of the Purchase Money Notes, specifically by reducing the current effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the Purchase Money
Notes. Unpaid interest of $18,945,151 and $24,682,606 at August 31, 2002 and February 28, 2002, respectively, has been accrued and is included in the caption due to selling partners. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds from the sale or refinancing of the apartment complex, or in some cases the Local Partnerships interest ("Local Partnership Interest") to which the Purchase Money Note relates.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 August 31, 2002
                                   (Unaudited)

The Partnership was permitted to extend the term of the Purchase Money Notes for up to five additional years. In connection with such extensions, the Partnership incurred an extension fee of 1 and 1/2% per annum of the outstanding principal balance of the Purchase Money Notes. The Partnership sent an extension notice to each Purchase Money Note holder that pursuant to the Purchase Money Note, it was extending the maturity. However in certain cases, the Partnership did not pay the extension fee at that time, deferring such payment to the future. Extension fees in the amount of $708,212 were incurred by the Partnership through August 31, 2002. All Purchase Money Notes are now extended with maturity dates ranging from August 2003 to October 2003. These are the final extensions for the Purchase Money Notes. Extension fees of $389,676 were accrued and added to the Purchase Money Note balance.

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

During the six months ended August 31, 2002 and 2001, the Partnership received cash flow distributions aggregating $126,618 and $66,320, respectively, of which $56,419 and $22,083 was used to pay interest on the Purchase Money Notes. In addition, the Partnership received distributions of proceeds from the sales of Local Partnerships aggregating $1,643,610 and $163,458 of which $340,000 and $110,707 was used to pay principal and interest on the Purchase Money Notes during the six months ended August 31, 2002 and 2001, respectively.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 August 31, 2002
                                   (Unaudited)

Note 3 - Related Party Transactions

The costs incurred to related parties for the three and six months ended August 31, 2002 and 2001 were as follows:


                                       ===================   ===================
                                       Three Months Ended     Six Months Ended
                                            August 31,            August 31,
                                       -------------------   -------------------
                                         2002       2001       2002       2001
                                       -------------------   -------------------
Partnership management
 fees (a)                              $242,779   $241,954   $485,557   $483,907
Expense reimbursement
 (b)                                     34,682     47,568     70,691     78,026
Local administrativefee (d)               3,125      4,000      6,250      8,000
                                       --------   --------   --------   --------
Total general and
administrative-General
Partners                                280,586    293,522    562,498    569,933
                                       --------   --------   --------   --------
Property management fees
  incurred to affiliates of the
  Subsidiary Partnerships'
  general partners (c)                   31,302     99,458     62,604    210,340
                                       --------   --------   --------   --------
Total general and
  administrative-related
  parties                              $311,888   $392,980   $625,102   $780,273
                                       ========   ========   ========   ========

(a) After all other expenses of the Partnership are paid, an annual Partnership management fee of up to .5% of invested assets is payable to the Partnership's General Partners and affiliates. Partnership management fees owed to the General Partners amounting to approximately $2,195,000 and $1,759,000 were accrued and unpaid as of August 31, 2002 and February 28, 2002, respectively. The General Partners' fees are being paid currently, other than the Partnership management fees that were accrued and continue to be deferred.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 August 31, 2002
                                   (Unaudited)

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

(c) Property management fees incurred by Local Partnerships to affiliates of the Local Partnerships amounted to $31,302 and $99,458 and $62,604 and $210,340, for the three and six months ended August 31, 2002 and 2001, respectively.

(d) Cambridge/Related Housing Associates Limited Partnership, the special limited partner of each of the Subsidiary Partnerships, owning .01%, is entitled to receive a local administrative fee of up to $2,500 per year from each Subsidiary Partnership.


Note 4 - Sale of Properties

General
-------
The Partnership is currently in the process of winding up its operations and disposing of its investments. It is anticipated that this process will take a number of years. As of August 31, 2002, the Partnership has disposed of thirty-three of its forty-four original investments. Five additional investments are listed for sale and the Partnership anticipates that the six remaining investments will be listed for sale by December 31, 2002. There may be no assurance as to when the Partnership will dispose of its last remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 August 31, 2002
                                   (Unaudited)

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

On March 27, 2002, the property and the related assets and liabilities of Ziegler Boulevard, Ltd. ("Ziegler") were sold to an unaffiliated third party purchaser for approximately $2,379,000 resulting in a loss in the amount of approximately $483,000. The Partnership used approximately $340,000 to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $2,746,000 resulting in forgiveness of indebtedness income of approximately $2,406,000.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 August 31, 2002
                                   (Unaudited)

On July 12, 2002, the property and the related assets and liabilities of San Diego-Logan Square Gardens Company ("Logan") were sold to the Local General Partners for approximately $9,241,000 resulting in a gain in the amount of approximately $5,450,000, which will be recognized in the November 30, 2002 10-Q. The Partnership used approximately $5,740,000 to fully settle the associated Purchase Money Note and accrued interest thereon.


Note 5 - Prior Period Adjustment

During the quarter ended November 30, 2001, extension fees in connection with the Purchase Money Notes were overaccrued by $671,850. Such extension fees were capitalized and amortized over the period of extension, and during the fiscal year end February 28, 2002 the Partnership amortized $335,925 of such extension fees resulting in net income being understated for that year. To correct the misstatement Partners' deficit has been increased by $335,925.


Note 6 - Commitments and Contingencies

The following disclosure includes changes and/or additions to disclosures regarding the Subsidiary Partnership which were included in the Partnership's Annual Report on Form 10-K for the period ended February 28, 2002.

a)  Purchase Money Notes

As part of the purchase price of its investment in the Local Partnerships, the Partnership issued approximately $61,029,000 of Purchase Money Notes. As of August 31, 2002, unpaid accrued interest on the Purchase Money Notes amounted to approximately $18,945,000. The principal of and all accrued interest on the Purchase Money Notes is due at maturity. The Partnership was permitted to extend the term of the Purchase Money Notes for up to five additional years. In connection with such extensions, the Partnership incurred an extension fee of 1 and 1/2% per annum of the outstanding principal balance of the assets. The Partnership sent an extension notice to each Purchase Money Note holder that pursuant to the note, it was extending the maturity. However in certain cases, the Partnership did not pay the extension fee at that time, deferring such payment to the future. The holders of the Note could argue that until the fee is paid the Note has not been properly extended.

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

During the six months ended August 31, 2002 and 2001, the Partnership received cash flow distributions aggregating $126,618 and $66,320, respectively, of which $56,419 and $22,083, respectively, was used to pay interest on the Purchase Money Notes. In addition, the Partnership received distributions of proceeds from the sales of Local Partnerships aggregating $1,643,610 and $163,458, of which $340,000 and $110,707 was used to pay principal and interest on the Purchase Money Notes during the six months ended August 31, 2002 and 2001, respectively.

During the six months ended August 31, 2002, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately ($1,038,000). This increase was due to cash provided by operations ($2,749,000) and proceeds from sale of properties ($85,000) which exceeded principal payments of mortgage notes payable ($346,000), an increase in mortgage escrow deposits relating to investing activities ($329,000), payments to selling partners ($471,000), acquisitions of property and equipment ($43,000), a decrease in minority interest relating to financing activities ($6,000), a decrease in Purchase Money Note extension fees payable ($262,000) and principal payments of Purchase Money Notes payable ($340,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is gain on sale of properties ($400,000), forgiveness of indebtedness income ($2,427,000) and depreciation ($211,000).

The Partnership has a working capital reserve of approximately $1,382,000 at August 31, 2002. The working capital reserve is temporarily invested in money market accounts which can be easily liquidated to meet obligations as they arise. The General Partners believe that the Partnership's reserves, net proceeds from future sales and future cash flow distributions will be adequate for its operating needs, and plan to continue investing available reserves in short term investments. In March 2001, a distribution of approximately $511,000 and $5,000 was paid to the limited partners and General Partners, respectively, from net proceeds from the sale of properties. None of the total distributions of approximately $516,000 for the six months ended August 31, 2001, were deemed to be a return of capital in accordance with GAAP.

Partnership management fees owed to the General Partners amounting to approximately $2,195,000 and $1,759,000 were accrued and unpaid as of August 31, 2002 and February 28, 2002, respectively. The General Partners' fees are being paid currently, other than the Partnership management fees that were accrued and continue to be deferred.

The Local Partnerships that receive government assistance are subject to low-income use restrictions which limit the owners' ability to sell or refinance the properties. In order to maintain the existing inventory of affordable housing, Congress passed a series of related acts including the Emergency Low Income Preservation Act of 1987, the Low-Income Housing Preservation and Resident Homeownership Act of 1990 (together the "Preservation Acts") and the Housing Opportunity Program Extension Act of 1996 (the "1996 Act"). In exchange for maintaining the aforementioned use restrictions, the Preservation Acts provided financial incentives for owners of government assisted properties. The 1996 Act provided financial assistance by funding the sale of such properties to not-for-profit owners and also restores the owners ability to prepay their U.S. Department of Housing and Urban Development ("HUD") mortgage and convert the property to condominiums or market-rate rental housing. Local general partners had filed for incentives under the Preservation Acts or the 1996 Act for the following local partnerships: San Diego - Logan Square Gardens Company, Albuquerque - Lafayette Square Apts. Ltd., Westgate Associates Limited, Riverside Gardens Limited Partnership, Pacific Palms, Canton Commons Associates, Rosewood Manor Associates, Bethany Glen Associates and South Munjoy Associates, Limited. As of August 31, 2002, all of these Local Partnerships were sold except for Lafayette Square. The Preservation Acts have subsequently been repealed or revoked. The Local General Partner of the Lafayette Square property has signed a purchase and sale contract.

For a discussion of Purchase Money Notes payable see Note 2 to the financial statements.

For a discussion of the Partnership's sale of properties see Note 4 to the financial statements.

For a discussion of contingencies affecting certain Local Partnerships, see Note 6 to the financial statements and Part II, Item 1 of this report. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way although the Partnership would lose its entire investment in the property and any ability for future appreciation.

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

Results of Operations
---------------------
During the periods ended August 31, 2002 and 2001,  Char-Mur  Apartments,  Ltd.,
Rolling Meadows Apartments, Ltd. and Zeigler Boulevard Ltd. sold their properties and the related assets and liabilities and the Partnership's Limited Partnership Interest in Buena Vista Manor Apartments Ltd., Cedar Hill Apartments Ltd., Crosset Apartments Ltd. and Eastwyck III, Ltd. were sold (collectively the "Sold Assets"). Excluding the Sold Assets, the results of operations of the Partnership, as well as the Local Partnerships, remained fairly consistent during the three and six months ended August 31, 2002 and 2001, other than other income, administrative and management, operating, gain on sale of properties and forgiveness of indebtedness income. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation, and mortgage interest. In addition, the Partnership incurred interest expense relating to the Purchase Money Notes issued when the Local Partnership Interests were acquired.

Rental income decreased approximately 25% and 20% for the three and six months ended August 31, 2002, as compared to 2001. Excluding the Sold Assets, rental income increased approximately 1% and 5% primarily due to rental rate increases and decreases in vacancies at several Local Partnerships.

Other income increased approximately $159,000 and $117,000 for the three and six months ended August 31, 2002, as compared to 2001. Excluding the Sold Assets, other income decreased approximately $53,000 and $76,000, primarily due to a decrease of interest income due to a reduction in interest rates on reserve accounts at several Local Partnerships as well as the Partnership level.

Total expenses, excluding the Sold Assets, administrative and management and operating, remained fairly consistent with decreases of approximately 5% and 1% for the three and six months ended August 31, 2002, as compared to 2001.

Administrative and management decreased approximately $116,000 and $274,000 for the three and six months ended August 31, 2002, as compared to 2001. Excluding the Sold Assets, administrative and management increased approximately $57,000 and decreased approximately $36,000. The increase for the three months is primarily due to salary and management fee increases at one Local Partnership and an underaccrual of accounting expenses in 2001 at a second Local Partnership.

Operating decreased approximately $102,000 and $286,000 for the three and six months ending August 31, 2002, as compared to 2001. Excluding the Sold Assets, operating decreased approximately $37,000 and $150,000 primarily due to a decrease in utility cost at several Local Partnerships.

Administrative and management-related parties, repairs and maintenance, taxes and insurance, interest and depreciation expense decreased approximately $81,000 and $155,000, $278,000 and $404,000, $49,000 and $104,000, $218,000 and $352,000
and $232,000 and $414,000 for the three and six months ended August 31, 2002, as compared to 2001, primarily due to decreases relating to the Sold Assets. Wingate Associates, Limited, Albuquerque - Lafayette Square Apartments, Ltd., El Paso - Gateway East Ltd., Bay Village Co. and Fort Worth - Northwood Apartments Ltd. are not depreciated during the period ended August 31, 2002 because they are classified as assets held for sale.

Losses and gains on sales of properties and forgiveness of indebtedness income will continue to fluctuate as a result of the disposition of properties (see
Note 4 to the financial statements).

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

None

Item 4.  Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of Government Assisted Properties, Inc. and Related Housing Programs Corporation, each of which is a general partner of Cambridge + Related Housing Properties L.P. (the
"Partnership"), has evaluated the Partnership's disclosure controls and procedures relating to the Partnership's quarterly report on Form 10-Q for the period ending August 31, 2002 as filed with the Securities and Exchange Commission and has judged such controls and procedures to be effective as of August 31, 2002 (the "Evaluation Date").

There have been no significant changes in the internal controls or in other factors that could significantly affect internal controls relating to the Partnership since the Evaluation Date.

                           PART II - OTHER INFORMATION

Item 1.  Legal  Proceedings - This information is  incorporated  by reference in
Note 6 to the Financial Statements.

Item 2.  Changes in Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other information - None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         99.1 Certification Pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date:  October 15, 2002

                               By: /s/ Alan P. Hirmes
                                   ------------------
                                   Alan P. Hirmes,
                                   President and Principal
                                   Executive and Financial Officer

Date:  October 15, 2002

                               By: /s/ Glenn F. Hopps
                                   ------------------
                                   Glenn F. Hopps,
                                   Treasurer and
                                   Principal Accounting Officer


                           By: RELATED HOUSING PROGRAMS
                               CORPORATION, a General Partner

Date:  October 15 2002

                               By: /s/ Alan P. Hirmes
                                   ------------------
                                   Alan P. Hirmes,
                                   President and Principal
                                   Executive Financial Officer

Date:  October 15, 2002

                               By: /s/ Glenn F. Hopps
                                   ------------------
                                   Glenn F. Hopps,
                                   Treasurer and
                                   Principal Accounting Officer

                                  CERTIFICATION


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Government Assisted Properties, Inc. and Related Housing Programs Corporation (the "General Partners"), each of which is a general partner of Cambridge + Related Housing Properties L.P. (the "Partnership"), hereby certify that:

1. I have reviewed this quarterly report on Form 10-Q for the period ending August 31, 2002 of the Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the Partnership and I have:

     a) designed such disclosure controls and procedures to ensure the material information relating to the Partnership is made known to me, particularly during the period in which this quarterly report was being prepared;

     b) evaluated the effectiveness of the Partnership's disclosure controls and procedures as of August 31, 2002 (the "Evaluation Date"); and

     c)  presented  in  this   quarterly   report  my   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Partnership's auditors and to the boards of directors of the General Partners:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 By: /s/ Alan P. Hirmes
                                                     ------------------
                                                     Alan P. Hirmes
                                                     Chief Executive Officer and
                                                     Chief Financial Officer
                                                     October 15, 2002

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Cambridge + Related Housing Properties Limited Partnership (the "Partnership") on Form 10-Q for the period ending August 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Government Assisted Properties, Inc. and Related Housing Programs Corporation, each of which is a general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and
     Chief Financial Officer
     October 15, 2002