Form 10-Q
period 2002-11-30
CAMBRIDGE RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
filed 2003-01-08
CIK 718915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934



For the quarterly period ended November 30, 2002

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934


                         Commission File Number 0-12634


                           CAMBRIDGE + RELATED HOUSING
                         PROPERTIES LIMITED PARTNERSHIP
                         ------------------------------
             (Exact name of registrant as specified in its charter)


         Massachusetts                                            13-3161322
-------------------------------                             --------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)


 625 Madison Avenue, New York, New York                                  10022
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code (212)421-5333


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

                         PART I - Financial Information

Item 1. Financial Statements

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                  ============      ============
                                                  November 30,      February 28,
                                                      2002              2002*
                                                  ------------      ------------
ASSETS
Property and equipment, net of
  accumulated depreciation of
  $11,136,745 and $10,819,771,
  respectively                                     $ 5,624,792       $ 5,941,766
Property and equipment-held for
  sale, net of accumulated
  depreciation of $11,347,772
  and $17,546,742, respectively                     10,482,355        16,273,634
Cash and cash equivalents                            1,137,072           780,650
Cash - restricted for tenants'
  security deposits                                    182,958           235,380
Mortgage escrow deposits                             5,941,586         6,203,393
Rents receivable                                        56,287           194,567
Prepaid expenses and other assets                      495,122           955,391
                                                   -----------       -----------
Total assets                                       $23,920,172       $30,584,781
                                                   ===========       ===========

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (continued)

                                                 ============      ============
                                                 November 30,      February 28,
                                                     2002              2002*
                                                 ------------      ------------
LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
  Mortgage notes payable                         $ 12,496,906      $ 16,740,978
  Purchase Money Notes payable
    (Note 2)                                        5,778,821        16,067,193
  Due to selling partners (Note 2)                  9,028,606        24,289,106
  Deferred revenue on sale of
    properties                                     16,610,373                 0
  Accounts payable, accrued
    expenses and other liabilities                  1,005,148         2,362,862
  Tenants' security deposits payable                  182,958           235,380
  Due to general partners of
    subsidiaries and their affiliates                  63,423             8,423
  Due to general partners and
    affiliates                                      2,659,712         2,447,759
                                                 ------------      ------------
  Total liabilities                                47,825,947        62,151,701
                                                 ------------      ------------
  Minority interest                                   (90,482)          153,784
                                                 ------------      ------------
  Commitments and contingencies
  (Note 6)
Partners' deficit:
  Limited partners                                (23,128,612)      (30,954,969)
  General partners                                   (686,681)         (765,735)
                                                 ------------      ------------
Total partners' deficit                           (23,815,293)      (31,720,704)
                                                 ------------      ------------
Total liabilities and partners' deficit          $ 23,920,172      $ 30,584,781
                                                 ============      ============


* As restated see Note 5.
See Accompanying Notes to Consolidated Financial Statements.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                       ===========================    ===========================
                            Three Months Ended            Nine Months Ended
                               November 30,                   November 30,
                       ---------------------------    ---------------------------
                           2002           2001*           2002          2001*
                       ---------------------------    ---------------------------
Revenues:
Rentals, net           $  2,067,292   $  2,965,185    $  6,873,254   $  8,973,492
Other                        48,133         96,448         371,459        303,201
Gain (loss) on sale
  of properties
  (Note 4)                5,484,379       (631,165)      5,884,790       (718,787)
                       ------------   ------------    ------------   ------------

Total revenues            7,599,804      2,430,468      13,129,503      8,557,906
                       ------------   ------------    ------------   ------------
Expenses
Administrative and
  management                507,457        406,833       1,786,539      1,959,833
Administrative and
  management-
  related parties
  (Note 3)                  309,691        355,056         934,793      1,135,329
Operating                   400,019        530,360       1,360,236      1,776,656
Repairs and
  maintenance               560,668        746,141       1,579,728      2,169,532
Taxes and
  insurance                 246,841        356,352         833,732      1,047,169
Interest                    282,441        554,228       1,077,765      1,701,933
Depreciation                105,657        266,877         316,974        892,621
                       ------------   ------------    ------------   ------------

Total expenses            2,412,774      3,215,847       7,889,767     10,683,073
                       ------------   ------------    ------------   ------------

Income (loss) before
  minority interest
  and extraordinary
  item                    5,187,030       (785,379)      5,239,736     (2,125,167)
Minority interest in
  loss
  of subsidiaries           115,316          5,772         238,183          4,478
                       ------------   ------------    ------------   ------------
Income (loss) before
  extraordinary
  item                    5,302,346       (779,607)      5,477,919     (2,120,689)
Extraordinary item-
  forgiveness of
  indebtedness
  income (Note 4)                 0      3,861,270       2,427,492      4,762,489
                       ------------   ------------    ------------   ------------

Net income             $  5,302,346   $  3,081,663    $  7,905,411   $  2,641,800
                       ============   ============    ============   ============

See Accompanying Notes to Consolidated Financial Statements.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)
                                   (continued)

                         =========================    =========================
                            Three Months Ended            Nine Months Ended
                                November 30,                   November 30,
                         -------------------------    -------------------------
                             2002         2001*           2002          2001*
                         -------------------------    -------------------------
Income (loss) before
  extraordinary
  item - limited
  partners               $ 5,249,323   $  (771,811)   $ 5,423,140   $(2,099,482)
Extraordinary item -
  limited partners                 0     3,822,657      2,403,217     4,714,864
                         -----------   -----------    -----------   -----------

Net income -
  limited partners       $ 5,249,323   $ 3,050,846    $ 7,826,357   $ 2,615,382
                         ===========   ===========    ===========   ===========
Number of limited
  partnership
  units outstanding           10,038        10,038         10,038        10,038
                         ===========   ===========    ===========   ===========

Income (loss) before
  extraordinary
  item per limited
  partnership unit       $    522.94   $    (76.89)   $    540.26   $   (209.15)
Extraordinary item
  per limited
  partnership unit                 0        380.82         239.41        469.70
                         -----------   -----------    -----------   -----------

Net income
  per limited
  partnership unit       $    522.94   $    303.93    $    779.67   $    260.55
                         ===========   ===========    ===========   ===========

* As restated see Note 5.
See Accompanying Notes to Consolidated Financial Statements.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Consolidated Statement of Partners' Deficit
                                   (Unaudited)

                             =============================================
                                                Limited         General
                                 Total          Partners        Partners
                             ---------------------------------------------
Balance-
  March 1, 2002 - as
  restated see Note 5         $(31,720,704)   $(30,954,969)   $   (765,735)
Net income -
  nine months ended
  November 30, 2002              7,905,411       7,826,357          79,054
                              ------------    ------------    ------------
Balance-
  November 30, 2002           $(23,815,293)   $(23,128,612)   $   (686,681)
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


                                                     ==========================
                                                         Nine Months Ended
                                                             November 30,
                                                     --------------------------
                                                        2002            2001*
                                                     --------------------------

Cash flows from operating activities:
Net income                                           $ 7,905,411    $ 2,641,800
                                                     -----------    -----------
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
 (Gain) loss on sale of properties
  (Note 4)                                            (5,884,790)       718,787
Extraordinary item - forgiveness
  of indebtedness income (Note 4)                     (2,427,492)    (4,762,489)
Depreciation                                             316,974        892,621
Minority interest in loss
  of subsidiaries                                       (238,183)        (4,478)
Increase in cash-restricted
  for tenants' security deposits                         (17,389)        (2,450)
Decrease (increase) in mortgage
  escrow deposits                                        269,301       (123,047)
Decrease in rents receivable                              68,975         95,171
Decrease (increase) in prepaid
  expenses and other assets                              152,943       (173,259)
Increase in due to selling partners                      840,846      1,316,569
Decrease in accounts payable, accrued
  expenses and other liabilities                        (315,593)      (554,129)
Increase (decrease) in tenants' security
  deposits payable                                         2,324         (1,057)
Increase in due to general partners
  of subsidiaries and their affiliates                    55,000        130,155
Decrease in due to general partners of
  subsidiaries and their affiliates                            0       (114,292)
Increase in due to general partners
  and affiliates                                         211,954        327,041
                                                     -----------    -----------
Total adjustments                                     (6,965,130)    (2,254,857)
                                                     -----------    -----------
Net cash provided by
  operating activities                                   940,281        386,943
                                                     -----------    -----------

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)


                                                     ==========================
                                                         Nine Months Ended
                                                             November 30,
                                                     --------------------------
                                                        2002            2001*
                                                     --------------------------


Cash flows from investing activities:
Proceeds from sale of properties                       7,965,180      2,525,000
Acquisitions of property and
  equipment                                             (139,046)      (387,026)
Increase in mortgage escrow deposits                    (344,480)      (527,985)
                                                     -----------    -----------
Net cash provided by investing
  activities                                           7,481,654      1,609,989
                                                     -----------    -----------
Cash flows from financing activities:
Principal payments of mortgage
  notes payable                                       (1,809,104)    (2,561,561)
Decrease in minority interest                             (6,083)        (1,179)
Distributions paid to partners                                 0       (516,300)
Payments of Purchase Money
  Notes payable                                       (2,640,000)      (153,162)
Payments to selling partners                          (3,610,326)      (457,412)
                                                     -----------    -----------

Net cash used in financing activities                 (8,065,513)    (3,689,614)
                                                     -----------    -----------
Net increase (decrease) in cash and
  cash equivalents                                       356,422     (1,692,682)

Cash and cash equivalents at
  beginning of period                                    780,650      2,477,459
                                                     -----------    -----------
Cash and cash equivalents at
  end of period                                      $ 1,137,072    $   784,777
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


                                                     ==========================
                                                         Nine Months Ended
                                                             November 30,
                                                     --------------------------
                                                        2002            2001*
                                                     --------------------------

Supplemental disclosures of
  noncash activities:
Increase in property and equipment-
  held for sale reclassified from
  property and equipment                             $        0     $ 4,955,919
Increase in deferred revenue on
  sale of properties reclassified from
  Purchase Money Notes payable and
  due to selling partners                            16,610,373       5,092,137
Increase in Purchase Money Notes
  payable due to the capitalization of
  prepaid expenses and other assets                     177,053         380,153

Summarized below are the components
  of forgiveness of indebtedness:
Decrease in Purchase Money
  Notes payable                                        (720,000)     (1,844,438)
Decrease in due to selling partners                  (1,685,795)     (2,787,896)
Decrease in due to general partners
  and affiliates                                              0        (130,155)
Decrease in accounts payable,
  accrued expenses and other liabilities                (21,697)              0

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)


                                                     ==========================
                                                         Nine Months Ended
                                                             November 30,
                                                     --------------------------
                                                        2002            2001*
                                                     --------------------------
Summarized below are the
  components of the gain on sale
  of properties:
Decrease in property and
  equipment held for sale, net
  of accumulated depreciation                        $ 5,930,325    $ 2,221,125
Decrease in property and equipment,
  net of accumulated depreciation                              0        650,345
Decrease in cash-restricted for
  tenants' security deposits                              69,811         21,064
Decrease in mortgage escrow deposits                     336,986        153,371
Decrease (increase) in prepaid
  expenses and other assets                              484,379         (1,262)
(Decrease) increase in accounts
  payable, accrued expenses and
  other liabilities                                   (1,020,422)        70,446
Decrease in tenants' security deposits
  payable                                                (54,746)       (17,557)
Decrease in due to selling partners                     (764,540)             0
Decrease in Purchase Money Notes
  payable                                               (455,800)             0
Decrease in mortgage notes payable                    (2,434,968)             0
Decrease in due to general partner
  and their affiliates                                         0        (40,208)
Decrease in rents receivable                              69,305         61,443


* As restated see Note 5.
See Accompanying Notes to Consolidated Financial Statements.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                November 30, 2002
                                   (Unaudited)

Note 1 - General

The consolidated financial statements for the nine months ended November 30, 2002 and 2001, include the accounts of Cambridge + Related Housing Properties Limited Partnership, a Massachusetts limited partnership (the "Partnership"), and fourteen and nineteen Subsidiary Partnerships ("Subsidiaries", "Subsidiary Partnerships" or "Local Partnerships"), respectively. The Partnership is a limited partner, with an ownership interest of 98.99% in each of the Subsidiary Partnerships. Through the rights of the Partnership and/or one of its general partners (a "General Partner"), which General Partner has a contractual obligation to act on behalf of the Partnership, the right to remove the local general partner of the Subsidiary Partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the Subsidiary Partnerships.

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

Losses attributable to minority interests which exceed the minority interests' investment in a Subsidiary have been charged to the Partnership. Such losses aggregated approximately $0 for both the three and nine months ended November 30, 2002 and 2001, respectively. The Partnership's investment in each Subsidiary is equal to the respective Subsidiary's partners' equity less minority interest capital, if any.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                November 30, 2002
                                   (Unaudited)

These unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended February 28, 2002. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of November 30, 2002, the results of operations for the three and nine months ended November 30, 2002 and 2001 and cash flows for the nine months ended November 30, 2002 and 2001. However, the operating results for the nine months ended November 30, 2002 may not be indicative of the results for the year.

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

The Purchase Money Notes, which provide for simple interest, will not be in default if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding Subsidiary Partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. As of November 30, 2002, the maturity dates of the Purchase Money Notes associated with the remaining properties owned by the Subsidiary Partnerships were extended for the fifth year (see below and Note 6). These are the final extensions for these Purchase Money Notes. Any interest not paid currently accrues, without further interest thereon, through the extended due date of each of the Purchase Money Notes, respectively. Continued accrual of

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                November 30, 2002
                                   (Unaudited)

such interest without payment would impact the effective rate of the Purchase Money Notes, specifically by reducing the current effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the Purchase Money Notes. Unpaid interest of $9,012,606 and $24,682,606 at November 30, 2002 and February 28, 2002, respectively, has been accrued and is included in the caption due to selling partners. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds from the sale or refinancing of the apartment complex, or in some cases the Local Partnerships interest ("Local Partnership Interest") to which the Purchase Money Note relates.

The Partnership was permitted to extend the term of the Purchase Money Notes for up to five additional years. In connection with such extensions, the Partnership incurred an extension fee of 1 and 1/2% per annum of the outstanding principal balance of the Purchase Money Notes. The Partnership sent an extension notice to each Purchase Money Note holder that pursuant to the Purchase Money Note, it was extending the maturity. However in certain cases, the Partnership did not pay the extension fee at that time, deferring such payment to the future. Extension fees in the amount of $405,640 were incurred by the Partnership through November 30, 2002. All Purchase Money Notes are now extended with maturity dates ranging from August 2003 to October 2003. These are the final extensions for the Purchase Money Notes. Extension fees of $312,103 were accrued and added to the Purchase Money Note balance.

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

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                November 30, 2002
                                   (Unaudited)

non-payment, would be to foreclose on the Partnership's interests in the respective Local Partnerships.

During the nine months ended November 30, 2002 and 2001, the Partnership received cash flow distributions aggregating $207,440 and $66,320, respectively, of which $169,833 and $22,083 was used to pay interest on the Purchase Money Notes. In addition, the Partnership received distributions of proceeds from the sales of Local Partnerships aggregating $7,656,110 and $163,493 of which $6,080,492 and $110,742 was used to pay principal and interest on the Purchase Money Notes during the nine months ended November 30, 2002 and 2001, respectively.


Note 3 - Related Party Transactions

The costs incurred to related parties for the three and nine months ended November 30, 2002 and 2001 were as follows:

                                  =======================   =======================
                                     Three Months Ended         Nine Months Ended
                                        November 30,               November 30,
                                  -----------------------   -----------------------
                                     2002         2001         2002         2001
                                  -----------------------   -----------------------
Partnership management
 fees (a)                         $  242,778   $  241,953   $  728,335   $  725,860
Expense reimbursement (b)             27,121       21,000       97,812       99,026
Local administrative fee (d)           3,125        4,000        9,375       12,000
                                  ----------   ----------   ----------   ----------
Total general and admini-
  strative-General Partners          273,024      266,953      835,522      836,886
                                  ----------   ----------   ----------   ----------
Property management fees
  incurred to affiliates of the
  Subsidiary Partnerships'
  general partners (c)                36,667       88,103       99,271      298,443
                                  ----------   ----------   ----------   ----------
Total general and
  administrative-related
  parties                         $  309,691   $  355,056   $  934,793   $1,135,329
                                  ==========   ==========   ==========   ==========


(a) After all other expenses of the Partnership are paid, an annual Partnership management fee of up to .5% of invested assets is payable to the Partnership's General Partners and affiliates. Partnership management fees owed to the General Partners amounting to approximately $1,925,000 and $1,759,000 were accrued and

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                November 30, 2002
                                   (Unaudited)

unpaid as of November 30, 2002 and February 28, 2002, respectively. The General Partners' fees are being paid currently, other than the Partnership management fees that were accrued and continue to be deferred.

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

(c) Property management fees incurred by Local Partnerships to affiliates of the Local Partnerships amounted to $36,667 and $88,103 and $99,271 and $298,443, for the three and nine months ended November 30, 2002 and 2001, respectively.

(d) Cambridge/Related Housing Associates Limited Partnership, the special limited partner of each of the Subsidiary Partnerships, owning .01%, is entitled to receive a local administrative fee of up to $2,500 per year from each Subsidiary Partnership.


Note 4 - Sale of Properties

General
-------
The Partnership is currently in the process of winding up its operations and disposing of its investments. As of November 30, 2002, the Partnership has disposed of forty of its forty-four original investments. Subsequently on December 19, 2002, the property and the related assets and liabilities of one investment was sold and on January 2, 2003, the Partnership interest of a second investment was transferred to the Local General Partner. The remaining two investments are under contract to be sold within the next several months. There may be no assurance that the Partnership will dispose of its last remaining investments during this time frame or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions including changes in tax laws,

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                November 30, 2002
                                   (Unaudited)

it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

On October 31, 2002, the Partnership's limited partnership interest in Grandview-Blue Ridge Manor, Ltd. ("Blue Ridge"), Breckenridge-Chaparral Apartments II, Ltd. ("Chaparral"), Albuquerque-Lafayette Square Apts., Ltd. ("Lafayette"), Fort Worth-Northwood Apartments, Ltd. ("Northwood"), Corpus Christi-Oso Bay Apartments, Ltd. ("Oso Bay"), Ardmore-Rolling Meadows of Ardmore, Ltd. ("Ardmore") and Stephenville-Tarleton Arms Apartments, Ltd. ("Tarleton") were sold back to the Local General Partner for approximately $100 each resulting in losses of approximately $444,000, $659,000, $1,707,000, $1,428,000, $1,055,000, $874,000 and $1,382,000, respectively, which will be recognized in the February 28, 2003 10-K. No proceeds were used to settle the associated Purchase Money Notes and accrued interest thereon, which had total outstanding balances of approximately $1,525,000, $1,999,000, $3,592,000, $2,050,000, $2,364,000, $2,229,000 and $2,851,000, respectively, resulting in gains on sale of properties in amounts equal to the interest and principal due on such Purchase Money Notes.

On July 12, 2002, the property and the related assets and liabilities of San Diego-Logan Square Gardens Company ("Logan") were sold to the Local General Partners for approximately $9,241,000 resulting in a gain in the amount of approximately $5,484,000. The Partnership used approximately $5,740,000 to fully settle the associated Purchase Money Note and accrued interest thereon.

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

On March 27, 2002, the Partnership's limited partnership interest in Eastwyck III, Ltd. Limited Partnership ("Eastwyck") was sold to the Local General

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                November 30, 2002
                                   (Unaudited)

Partners for approximately $5,000 resulting in a loss of approximately $337,000. No proceeds were used to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $1,220,000 resulting in a gain on sale of approximately $1,220,000.

On November 26, 2001, the Partnership's  Limited  Partnership  Interest in Buena
Vista Manor Apartments, Ltd. ("Buena Vista") was sold to the Local General Partners for $125,000 resulting in a loss in the amount of approximately $596,000. No proceeds were used to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $5,092,000 resulting in a gain on sale of approximately $5,092,000.

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


Note 5 - Prior Period Adjustment

During the quarter ended November 30, 2001, extension fees in connection with the Purchase Money Notes were overaccrued by $671,850. Such extension fees were capitalized and amortized over the period of extension, and during the fiscal

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                November 30, 2002
                                   (Unaudited)

year end February 28, 2002 the Partnership amortized $335,925 of such extension fees resulting in net income being understated for that year. To correct the misstatement, Partners' deficit has been increased by $335,925.

Note 6 - Commitments and Contingencies

The following disclosure includes changes and/or additions to disclosures regarding the Subsidiary Partnership which were included in the Partnership's Annual Report on Form 10-K for the period ended February 28, 2002.

a)  Purchase Money Notes

As part of the purchase price of its investment in the Local Partnerships, the Partnership issued approximately $61,029,000 of Purchase Money Notes. As of November 30, 2002, unpaid accrued interest on the Purchase Money Notes amounted to approximately $9,013,000. The principal of and all accrued interest on the Purchase Money Notes is due at maturity. The Partnership was permitted to extend the term of the Purchase Money Notes for up to five additional years. In connection with such extensions, the Partnership incurred an extension fee of 1 and 1/2% per annum of the outstanding principal balance of the assets. The Partnership sent an extension notice to each Purchase Money Note holder that pursuant to the note, it was extending the maturity. However in certain cases, the Partnership did not pay the extension fee at that time, deferring such payment to the future. The holders of the Note could argue that until the fee is paid the Note has not been properly extended.


Note 7 - Subsequent Events

On December 19, 2002, the property and the related assets and liabilities of Wingate Associates Limited ("Wingate") were sold to an unaffiliated third party purchaser for $2,600,000 resulting in a loss of approximately $197,000. The
Partnership used approximately $267,000 of the net proceeds to settle the associated Purchase Money Note and accrued interest thereon, which had an

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                November 30, 2002
                                   (Unaudited)

outstanding balance of approximately $1,447,000, resulting in forgiveness of indebtedness income of approximately $1,180,000.

On January 2, 2003, the Partnership's limited partnership interest in Caddo Parish-Villa South, Ltd. ("Villa South") was transferred to the Local General Partner resulting in a gain of approximately $2,900,000. No proceeds were used to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of $7,337,000 resulting in additional gain on sale.

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

During the nine months ended November 30, 2002 and 2001, the Partnership received cash flow distributions aggregating $207,440 and $66,320, respectively, of which $169,833 and $22,083, respectively, was used to pay interest on the Purchase Money Notes. In addition, the Partnership received distributions of proceeds from the sales of Local Partnerships aggregating $7,656,110 and $163,493, of which $6,080,492 and $110,742 was used to pay principal and interest on the Purchase Money Notes during the nine months ended November 30, 2002 and 2001, respectively.

During the nine months ended November 30, 2002, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately ($356,000). This increase was due to cash provided by operations ($940,000) and proceeds from sale of properties ($7,965,000) which exceeded principal payments of mortgage notes payable of ($1,809,000), an increase in mortgage escrow deposits relating to investing activities ($344,000), payments to selling partners ($3,610,000), acquisitions of property and equipment ($139,000), a decrease in minority interest relating to financing activities ($6,000) and principal payments of Purchase Money Notes payable ($2,640,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is gain on sale of properties ($5,885,000), forgiveness of indebtedness income ($2,427,000) and depreciation ($317,000).

The Partnership has a working capital reserve of approximately $721,000 at November 30, 2002. The working capital reserve is temporarily invested in money market accounts which can be easily liquidated to meet obligations as they arise. The General Partners believe that the Partnership's reserves, net proceeds from future sales and future cash flow distributions will be adequate for its operating needs, and plan to continue investing available reserves in short term investments. In March 2001, a distribution of approximately $511,000 and $5,000 was paid to the limited partners and General Partners, respectively, from net proceeds from the sale of properties. None of the total distributions of approximately $516,000 for the nine months ended November 30, 2001, were deemed to be a return of capital in accordance with GAAP.

Partnership management fees owed to the General Partners amounting to approximately $1,925,000 and $1,759,000 were accrued and unpaid as of November 30, 2002 and February 28, 2002, respectively. The General Partners' fees are being paid currently, other than the Partnership management fees that were accrued and continue to be deferred.

The Local Partnerships that receive government assistance are subject to low-income use restrictions which limit the owners' ability to sell or refinance the properties. In order to maintain the existing inventory of affordable housing, Congress passed a series of related acts including the Emergency Low Income Preservation Act of 1987, the Low-Income Housing Preservation and Resident Homeownership Act of 1990 (together the "Preservation Acts") and the Housing Opportunity Program Extension Act of 1996 (the "1996 Act"). In exchange for maintaining the aforementioned use restrictions, the Preservation Acts provided financial incentives for owners of government assisted properties. The 1996 Act provided financial assistance by funding the sale of such properties to not-for-profit owners and also restored the owners ability to prepay their U.S. Department of Housing and Urban Development ("HUD") mortgage and convert the property to condominiums or market-rate rental housing. Local general partners had filed for incentives under the Preservation Acts or the 1996 Act for the following local partnerships: San Diego - Logan Square Gardens Company, Albuquerque - Lafayette Square Apts. Ltd., Westgate Associates Limited, Riverside Gardens Limited Partnership, Pacific Palms, Canton Commons Associates, Rosewood Manor Associates, Bethany Glen Associates and South Munjoy Associates, Limited. As of November 30, 2002, all of these Local Partnerships were sold. The Preservation Acts have subsequently been repealed or revoked.

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

Management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. Due to the sale of properties, the portfolio is not diversified by the location of the properties around the United States. The Partnership has four properties remaining and therefore the Partnership may not be protected against a general downturn in the national economy.

Results of Operations
---------------------
During the periods ended November 30, 2002 and 2001, Char-Mur Apartments, Ltd., Rolling Meadows Apartments, Ltd., Zeigler Boulevard Ltd. and Logan Square Gardens Company sold their properties and the related assets and liabilities and the Partnership's Limited Partnership Interest in Buena Vista Manor Apartments Ltd., Cedar Hill Apartments Ltd., Crosset Apartments Ltd. and Eastwyck III, Ltd., was sold (collectively the "Sold Assets"). Excluding the Sold Assets, the results of operations of the Partnership, as well as the Local Partnerships, remained fairly consistent during the three and nine months ended November 30, 2002 and 2001, other than other income, administrative and management, operating, repairs and maintenance, interest, gain on sale of properties and forgiveness of indebtedness income. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation, and mortgage interest. In addition, the Partnership incurred interest expense relating to the Purchase Money Notes issued when the Local Partnership Interests were acquired.

Rental income decreased approximately 30% and 23% for the three and nine months ended November 30, 2002, as compared to 2001. Excluding the Sold Assets, rental income increased approximately 5% for both the three and nine months ended

November 30, 2002 as compared to 2001, primarily due to rental rate increases and decreases in vacancies at several Local Partnerships.

Other income (decreased) increased approximately $(48,000) and $68,000 for the three and nine months ended November 30, 2002, as compared to 2001. Excluding the Sold Assets, other income decreased approximately $61,000 and $134,000, primarily due to a decrease of interest income due to a reduction in interest rates on reserve accounts at several Local Partnerships as well as the Partnership level.

Total expenses, excluding the Sold Assets, administrative and management, operating, repairs and maintenance and interest, remained fairly consistent with an increase of less than 1% for both the three and nine months ended November 30, 2002, as compared to 2001.

Administrative and management increased (decreased) approximately $101,000 and $(173,000) for the three and nine months ended November 30, 2002, as compared to 2001. Excluding the Sold Assets, administrative and management increased approximately $259,000 and $197,000 primarily due to an increase in amortization expense on the Purchase Money Note extension fees paid by the Partnership.

Operating decreased approximately $130,000 and $416,000 for the three and nine months ended November 30, 2002, as compared to 2001. Excluding the Sold Assets, operating decreased approximately $24,000 and $138,000 primarily due to a decrease in utility cost at several Local Partnerships.

Repairs and maintenance decreased approximately $185,000 and $590,000 for the three and nine months ended November 30, 2002, as compared to 2001. Excluding the Sold Assets, repairs and maintenance increased approximately $85,000 and $131,000 primarily due to increases in personnel at two Local Partnerships, interior painting and carpet replacement at a third and fourth Local Partnerships and a cooling tower replaced at a fifth Local Partnership.

Interest decreased approximately $272,000 and $624,000 for the three and nine months ended November 30, 2002, as compared to 2001. Excluding the Sold Assets, interest decreased approximately $64,000 and $63,000 primarily due to a decrease in interest expense incurred on the principal balance of Purchase Money Notes related to the properties sold on October 31, 2002 (See Note 4).

Administrative and management-related parties, taxes and insurance and depreciation expense decreased approximately $45,000 and $201,000, $110,000 and $213,000 and $161,000 and $576,000 for the three and nine months ended November 30, 2002, as compared to 2001, primarily due to decreases relating to the Sold Assets. Wingate Associates, Limited, Albuquerque - Lafayette Square Apartments, Ltd., El Paso - Gateway East Ltd., Bay Village Co. and Fort Worth - Northwood Apartments Ltd. are not depreciated during the period ended November 30, 2002 because they are classified as assets held for sale.

Losses and gains on sales of properties and forgiveness of indebtedness income will continue to fluctuate as a result of the disposition of properties (see
Note 4 to the financial statements).

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None

Item 4. Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of Government Assisted Properties, Inc. and Related Housing Programs Corporation, each of which is a general partner of Cambridge + Related Housing Properties L.P. (the
"Partnership"), has evaluated the Partnership's disclosure controls and procedures relating to the Partnership's quarterly report on Form 10-Q for the period ending November 30, 2002 as filed with the Securities and Exchange Commission and has judged such controls and procedures to be effective as of November 30, 2002 (the "Evaluation Date").

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

Date:  January 7, 2003

                                     By: /s/ Alan P. Hirmes
                                         ------------------
                                         Alan P. Hirmes,
                                         President and Principal
                                         Executive and Financial Officer

Date:  January 7, 2003

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

Date:  January 7, 2003

                                     By: /s/ Alan P. Hirmes
                                         ------------------
                                         Alan P. Hirmes,
                                         President and Principal
                                         Executive and Financial Officer

Date:  January 7, 2003

                                     By: /s/ Glenn F. Hopps
                                         ------------------
                                         Glenn F. Hopps,
                                         Treasurer and
                                         Principal Accounting Officer

                                  CERTIFICATION


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Government Assisted Properties, Inc. and Related Housing Programs Corporation (the "General Partners"), each of which is a general partner of Cambridge + Related Housing Properties L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending November 30, 2002 of the Partnership;

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

          b)  evaluated  the  effectiveness  of  the  Partnership's   disclosure
          controls and procedures as of November 30, 2002 (the "Evaluation Date"); and

          c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Partnership's auditors and to the boards of directors of the General
          Partners:

          d) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

          e) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                     By: /s/ Alan P. Hirmes
                                         ------------------
                                         Alan P. Hirmes
                                         Chief Executive Officer and
                                         Chief Financial Officer
                                         January 7, 2003

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Cambridge + Related Housing Properties Limited Partnership (the "Partnership") on Form 10-Q for the period ending November 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Government Assisted Properties, Inc. and Related Housing Programs Corporation, each of which is a general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By:  /s/Alan P. Hirmes
     -----------------
     Alan P. Hirmes
     Chief Executive Officer and Chief Financial Officer
     January 7, 2003