Form 10-K
period 2003-02-28
CAMBRIDGE RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
filed 2003-05-21
CIK 718915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

   X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
------  ACT OF 1934

For the fiscal year ended February 28, 2003

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------ EXCHANGE ACT OF 1934

                         Commission File Number 0-12634

           CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Massachusetts                                         13-3161322
--------------------------------                     ---------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

625 Madison Avenue, New York, New York                              10022
--------------------------------------                       -------------------
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

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes     No  X
                                      -----  -----

     The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of August 31, 2002 was ($28,378,000) based on Limited Partner equity (deficit) as of such date.

     Registrant's voting and non-voting common equity is not publicly traded.

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

The Partnership completed its initial public offering (the "Offering") on May 4, 1984. Pursuant to the Offering, the Partnership issued 5,019 Initial Limited Partnership Interests in 1984 and 5,019 Additional Limited Partnership Interests in 1985, resulting in $50,190,000 in Gross Proceeds and $36,638,700 of net proceeds available for investment and reserves. The Partnership is currently in the process of winding up its operations and disposing of its investments. See "Sales of Underlying Properties/Local Partnership Interests" below. As of February 28, 2003, the Partnership has disposed of forty-two of its forty-four original investments. Subsequently on March 11, 2003, the property and related assets and liabilities of one investment was sold. The remaining investment is under contract to be sold.

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

The Purchase Money Notes, which provide for simple interest, will not be in default if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding Subsidiary Partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. As of February 28, 2003, the maturity dates of the Purchase Money Notes associated with the remaining properties owned by the Subsidiary Partnerships were extended through a fifth year. These are the final extensions for these Purchase Money Notes (see below). Any interest not paid currently accrues, without further interest thereon, through the extended due date of each of the Purchase Money Notes, respectively. Continued accrual of such interest without payment would impact the effective rate of the Purchase Money Notes, specifically by reducing the current effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the Purchase Money Notes.

Unpaid interest of $3,669,010 (with respect to the two remaining notes) and $24,273,106 (with respect to the fourteen remaining notes) at February 28, 2003 and 2002, respectively, has been accrued and is included in the caption due to selling partners. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds from the sale or refinancing of the Apartment Complex, or in some cases the Local Partnership Interest to which the Purchase Money Note relates.

The Partnership was permitted to extend the term of the Purchase Money Notes for up to five additional years. In connection with such extensions, the Partnership incurred an extension fee of 1/2% per annum of the outstanding principal balance of the Purchase Money Notes. The Partnership sent an extension notice to each Purchase Money Note holder, pursuant to the Purchase Money Note, that it was extending the maturity date of such notes. However in certain cases, the Partnership did not pay the extension fee at that time, deferring such payment to the future. The two properties with Purchase Money Notes are now extended with maturity dates of August and October 2003. These are the final extensions for these Purchase Money Notes. Extension fees of $107,118 were accrued and added to the balance of these Purchase Money Notes.

The Partnership expects that upon final maturity it will be required to sell its investments in the Local Partnerships in order to pay the Purchase Money Notes and accrued interest thereon. Based on the historical operating results of the Local Partnerships, the prices realized on the sale of the Partnership's investment sold to date and the current economic conditions including changes in tax laws, it is unlikely that the proceeds from such sales will be sufficient to meet the outstanding balances. No assurance can be given that management's efforts will be successful in selling the Partnership's investment in the remaining property. The Purchase Money Notes are without personal recourse to either the Partnership or any of its partners and the sellers' recourse, in the event of non-payment, would be to foreclose on the Partnership's interests in the respective Local Partnerships.

Sales of Underlying Properties/Local Partnership Interests
----------------------------------------------------------

General
-------

The Partnership is currently in the process of winding up its operations and disposing of its investments. As of February 28, 2003, the Partnership has disposed of forty-two of its forty-four original investments. Subsequently, on March 11, 2003 one additional investment was sold. The one remaining investment is under contract to be sold within the next several months. There can be no assurance that the Partnership will dispose of its last remaining investment during this time frame or the amount of proceeds which may be received.

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

On December 30, 1998, the Partnership contributed its limited partnership interest in Bethany Glen Associates, Westwood, Ltd., Parktowne, Ltd., Rolling Meadows Apartments, Ltd., Buena Vista Apartments, Ltd. and Wingate Associates, Ltd. to Trust I. On December 31, 1998, the Partnership contributed its limited partnership interests in Grandview-Blue Ridge Manor Limited, Breckenridge-Chaparral Apartments II, Ltd., El Paso-Gateway East, Ltd., Albequerque-Lafayette Square Apartments, Ltd., Corpus Christi-Oso Bay Apartments, Ltd., Westgate Associates Limited, San Diego-Logan Square Gardens Co., Ardmore-Rolling Meadows of Ardmore, Ltd., Fort Worth-Northwoods Apartments, Ltd. and Stephenville-Tarleton Arms Apartments, Ltd. to Trust II. In each case, the interests were contributed subject to each respective Purchase Money Note. The contribution did not involve any consideration being paid to the Partnership, therefore, there was no tax effect to the limited partners of the Partnership. As of February 28, 2003 all Local Partnerships named above were sold except Gateway, which was subsequently sold on March 11, 2003.

Information Regarding Disposition
---------------------------------

On January 2, 2003,  the  Partnership's  limited  partnership  interest in Caddo
Parish - Villas South, Ltd. ("Villas South") was transferred to the Local General Partner resulting in a gain in the amount of approximately $2,726,000. No proceeds were used to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $7,344,000 resulting in a gain of approximately $7,344,000.

On December 19, 2002, the property and the related assets and liabilities of Wingate Associates, Limited ("Wingate") were sold to an unaffiliated third party purchaser for approximately $2,600,000 resulting in a gain in the amount of approximately $132,000. The Partnership used approximately $1,043,000 to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $1,447,000 resulting in forgiveness of indebtedness income of approximately $404,000.

On October 31, 2002, the Partnership's limited partnership interest in Grandview-Blue Ridge Manor, Ltd. ("Blue Ridge"), Breckenridge-Chaparral Apartments II, Ltd. ("Chaparral"), Albuquerque-Lafayette Square Apts., Ltd. ("Lafayette"), Fort Worth-Northwood Apartments, Ltd. ("Northwood"), Corpus Christi-Oso Bay Apartments, Ltd. ("Oso Bay"), Ardmore-Rolling Meadows of Ardmore, Ltd. ("Ardmore") and Stephenville-Tarleton Arms Apartments, Ltd. ("Tarleton") were sold back to the Local General Partner for approximately $100 each resulting in losses of approximately $453,000, $667,000, $1,687,000, $1,416,000, $1,053,000, $866,000 and $1,377,000, respectively. No proceeds were used to settle the associated Purchase Money Notes and accrued interest thereon, which had total outstanding balances of approximately $1,525,000, $1,999,000, $3,592,000, $2,050,000, $2,364,000, $2,229,000 and $2,851,000, respectively, resulting in gains on sale of properties in amounts equal to the interest and principal due on such Purchase Money Notes.

On July 12, 2002, the property and the related assets and liabilities of San Diego-Logan Square Gardens Company ("Logan") were sold to the Local General Partners for approximately $9,241,000 resulting in a gain in the amount of approximately $5,403,000. The Partnership used approximately $5,740,000 to fully settle the associated Purchase Money Note and accrued interest thereon. The Partnership netted approximately $1,104,000 of cash which was placed into working capital to pay Partnership expenses.

On March 27, 2002, the property and the related assets and liabilities of Ziegler Boulevard, Ltd. ("Ziegler") were sold to an unaffiliated third party purchaser for approximately $2,379,000 resulting in a loss in the amount of approximately $485,000. The Partnership used approximately $340,000 to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $2,746,000 resulting in forgiveness of indebtedness income of approximately $2,406,000.

On March 27, 2002, the Partnership's limited partnership interest in Eastwyck III, Ltd. Limited Partnership ("Eastwyck") was sold to the Local General Partners for approximately $5,000 resulting in a loss of approximately $336,000. No proceeds were used to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $1,220,000 resulting in a gain on sale of approximately $1,220,000.

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

Segments
--------

The Partnership operates in one segment, which is the investment in multi-family residential property.

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

Item 2. Properties.

As of February 28, 2003, the Partnership holds a 98.99% limited partnership interest in each of two Local Partnerships, which own two residential Apartment Complexes receiving Government Assistance. During the fiscal year ended February 28, 2003, the property and the related assets and liabilities owned by three Local Partnerships were sold and the Partnership's Local Partnership Interest in nine other Local Partnerships were sold. Through the fiscal year ended February 28, 2003, the properties and the related assets and liabilities owned by eighteen Local Partnerships were sold and the Partnership's Local Partnership Interest in twenty-four other Local Partnerships were sold. Set forth below is a schedule of these Local Partnerships, including certain information concerning the Apartment Complexes (the "Local Partnership Schedule"). See Schedule III to the financial statements included herein for additional information, including encumbrances, pertaining to the Apartment Complexes.


                           Local Partnership Schedule
                           --------------------------

                                              Government
                                              Assistance                  Percentage of Units
                                    Year     -------------              Occupied at December 31,
Name and Location of Property       Com-         HUD          --------------------------------------------
(Number of Units)(b)                pleted   Programs (a)      2002     2001      2000     1999      1998
--------------------                ------   -------------    ------   ------    ------   ------    ------
Caddo Parish-Villas South, Ltd.     1972     Sec.221(d)(4)      (r)      86%       86%      86%       86%
  Shreveport, Louisiana (172)

Oklahoma City-Town and              1973     Sec.207            (j)      (j)       (j)      (j)       (j)
  Country Village
  Apartments, Ltd.
  Oklahoma City, Oklahoma (201)

Rolling Meadows of
  Chickasha, Ltd.                   1972     Sec.236            (f)      (f)       (f)      (f)       (f)
  Chickasha, Oklahoma (112)

New Jersey, Ltd.                    1977     Sec.221(d)(4)      (n)      (n)       (n)      83%       96%
  Mobile, Alabama (112)

Zeigler Boulevard, Ltd.             1981     Sec.221(d)(4)      (q)      80%       76%      85%      100%
  Mobile, Alabama (112)

Eastwyck III, Ltd.                  1979     Sec.221(d)(4)      (r)      90%      100%      98%       96%
  Mobile, Alabama (48)

Breckenridge-Chaparral
  Apartments II, Ltd.               1973     Sec.236            (r)      91%       87%      (k)       94%
  Breckenridge, Texas (88)

Country, Ltd.                       1978     Sec.221(d)(4)      (i)      (i)       (i)      (i)       (i)
  Ridgeland, Mississippi (112)(c)

Westwood Apartments
  Company, Ltd.                     1978     Sec.221(d)(4)      (n)      (n)       (n)      57%       45%
  Montgomery, Alabama (176)

Parktowne, Ltd.                     1978     Sec.221(d)(4)      (n)      (n)       (n)      93%       97%
  Montgomery, Alabama (144)



                           Local Partnership Schedule
                           --------------------------
                                  (continued)
                                  -----------
                                              Government
                                              Assistance                  Percentage of Units
                                    Year     -------------              Occupied at December 31,
Name and Location of Property       Com-         HUD          --------------------------------------------
(Number of Units)(b)                pleted   Programs (a)      2002     2001      2000     1999      1998
--------------------                ------   -------------    ------   ------    ------   ------    ------

Corpus Christi-Oso Bay
  Apartments, Ltd.                  1973     Sec.236            (r)      99%       95%      (k)       99%
  Corpus Christi, Texas (104)

Northbrook III, Ltd.                1981     Sec.221(d)(4)      (i)      (i)       (i)      (i)       (i)
  Jackson, Mississippi (68)(c)               Sec.8

Bethany Glen Associates             1971     Sec.221(d)(3)      (l)      (l)       (l)      (l)       95%
  Glendale, Arizona (150)                    Sec.8

Albuquerque-Lafayette
  Square Apts., Ltd.                1973     Sec.236            (r)      96%       99%      (k)       99%
  Albuquerque, New Mexico (188)

Roper Mountain Apartments           1979     Sec.221(d)(4)      (e)      (e)       (e)      (e)       (e)
  Greenville, South Carolina (152)

Warren Manor Apartments
  Limited Partnership
  Warren, Michigan
    Warren Manor I (344)            1968     Sec.221(d)(4)      (m)      (m)       (m)      (m)       95%
    Warren Manor II (136)           1970     Sec.221(d)(4)      (m)      (m)       (m)      (m)       95%

Golf Manor Apartments               1970     Sec.221(d)(4)      (m)      (m)       (m)      (m)       98%
  Limited Partnership
  Roseville, Michigan (128)

Warren Woods Apartments             1971     Sec.221(d)(4)      (m)      (m)       (m)      (m)       99%
  Limited Partnership
  Warren, Michigan (192)

Canton Commons Apartments           1973     Sec.221(d)(4)      (m)      (m)       (m)      (m)       96%
  Canton, Michigan (452)                     Sec.236
                                             Sec.8

Los Caballeros Apartments           1976     Sec.236            (h)      (h)       (h)      (h)       (h)
  Thornton, Colorado (144) (d)

Rosewood Manor Apartments           1972     Sec.236            (m)      (m)       (m)      (m)       99%
  Rosewood, Michigan (207)                   Sec.8

Grosvenor South Apartments          1969     Sec.221(d)(3)      (h)      (h)       (h)      (h)       (h)
  Limited Partnership
  Taylor, Michigan (182)

Grosvenor South Apartments          1969     Sec.221(d)(4)      (h)      (h)       (h)      (h)       (h)
  #2 Limited Partnership
  Taylor, Michigan (54)



                           Local Partnership Schedule
                           --------------------------
                                  (continued)
                                  -----------
                                              Government
                                              Assistance                  Percentage of Units
                                    Year     -------------              Occupied at December 31,
Name and Location of Property       Com-         HUD          --------------------------------------------
(Number of Units)(b)                pleted   Programs (a)      2002     2001      2000     1999      1998
--------------------                ------   -------------    ------   ------    ------   ------    ------

Clinton Plaza Apartments            1969     Sec.221(d)(3)      (h)      (h)       (h)      (h)       (h)
  Limited Partnership
  Clinton, Michigan (168)

Clinton Plaza Apartments            1970     Sec.221(d)(3)      (h)      (h)       (h)      (h)       (h)
  #2 Limited Partnership
  Clinton, Michigan (192)

Oakland-Keller Plaza                1972     Sec.236            (e)      (e)       (e)      (e)       (e)
  Oakland, California (200)                  Sec.8

San Diego-Logan Square
  Gardens Company                   1970     Sec.236            (q)     100%       98%      (k)       98%
  San Diego, California (170)                Sec.8

Grandview-Blue Ridge Manor, Ltd.    1972     Sec.236            (r)      96%       95%      (k)       93%
  Grandview, Missouri (80)

Ardmore-Rolling Meadows
  of Ardmore, Ltd.                  1974     Sec.236            (r)     100%      100%      (k)       98%
  Ardmore, Oklahoma (101)

El Paso-Gateway East, Ltd.          1972     Sec.236            (s)      96%       99%      (k)       96%
  El Paso, Texas (104)                       Sec.8

Fort Worth-Northwood
  Apartments, Ltd.                  1972     Sec.236            (r)      97%       99%      (k)       92%
  Fort Worth, Texas (100)

Stephenville-Tarleton Arms
  Apartments, Ltd.                  1972     Sec.236            (r)      99%       95%      (k)       95%
  Stephenville, Texas (128)                  Sec.8

Cudahy Gardens,
  a Limited Partnership             1971     Sec.236            (i)      (i)       (i)      (i)       (i)
  Cudahy, California (100)                   Sec.8

Pacific Palms,
  a Limited Partnership             1972     Sec.236            (n)      (n)       (n)      90%       98%
  Palm Springs, California (139)

Riverside Gardens,
  a Limited Partnership             1971     Sec.236            (i)      (i)       (i)      (i)       (i)
  Riverside, California (192)

Bay Village Company                 1971     Sec.236            99%     100%       99%      99%       95%
  Fall River, Massachusetts (206)            Sec.8



                           Local Partnership Schedule
                           --------------------------
                                  (continued)
                                  -----------
                                              Government
                                              Assistance                  Percentage of Units
                                    Year     -------------              Occupied at December 31,
Name and Location of Property       Com-         HUD          --------------------------------------------
(Number of Units)(b)                pleted   Programs (a)      2002     2001      2000     1999      1998
--------------------                ------   -------------    ------   ------    ------   ------    ------
Buena Vista Manor
  Apartments, Ltd.                  1969     Sec.221(d)(3)      (p)      (p)       98%      98%      100%
  Nashville, Tennessee (200)                 Sec.8

Rolling Meadows
  Apartments, Ltd.                  1971     Sec.236            (o)      (o)       94%      98%       96%
  Midwest City, Oklahoma (200)               Sec.8

Westgate Associates, Limited        1971     Sec.236            (n)      (n)       (n)      93%       89%
  Brattleboro, Vermont (100)                 Sec.8

Wingate Associates Limited          1972     Sec.236            (q)      95%       99%      98%       97%
  Laconia, New Hampshire (100)               Sec.8

South Munjoy
  Associates, Limited               1966     Sec.221(d)(3)      (g)      (g)       (g)      (g)       (g)
  Portland, Maine (140)

Cedar Hill Apartments, Ltd.         1973     Sec.236            (p)      (p)       97%     100%       93%
  Monticello, Arkansas (60)

Char-Mur Apartments, Ltd.           1973     Sec.236            (o)      (o)       46%      77%       58%
  Trumann, Arkansas (48)

Crossett Apartments, Ltd.           1973     Sec.236            (p)      (p)      100%     100%       98%
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

(k) As a result of on-going litigation, which was subsequently settled, related to the Roar Properties (as defined herein), occupancy rates were not provided by the management agent pursuant to the instructions from the Local General Partner.

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

(q) The property and the related assets and liabilities were sold during the fiscal year ended February 28, 2003 (see Note 10 in Item 8. Financial Statements and Supplemental Data).

(r) The Partnership's Local Partnership Interests in these Local Partnerships were sold during the fiscal year ended February 28, 2003 (see Note 10 in Item 8. Financial Statements and Supplemental Data).

(s) The property and the related assets and liabilities were sold on March 11, 2003 (see Note 13 in Item 8. Financial Statements and Supplemental Data).

All leases are generally for periods not greater than one to two years and no tenant occupies more than 10% of the rentable square footage.

See Item 1, Business, above for the general competitive conditions to which the properties described above are subject.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fiscal year covered by this report through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Registrant's Limited Partnership Interests and Related Security Holder Matters.

At February 28, 2003, the Partnership had issued and outstanding 10,038 Limited Partnership Interests, of which 5,019 are Initial Limited Partnership Interests and 5,019 are Additional Limited Partnership Interests, each representing a $5,000 capital contribution per unit to the Partnership, for aggregate gross proceeds of $50,190,000. Additional Limited Partnership Interests are the Limited Partnership Interests acquired upon the exercise of warrants or sold by the Partnership upon the non-exercise of the warrants. The warrants are rights granted pursuant to the Partnership Agreement as part of the purchase of an Initial Limited Partnership Interest. No further issuance of Initial Limited Partnership Interests or Additional Limited Partnership Interests is anticipated and all warrants have expired. As of February 28, 2003, the Partnership had 4,223 registered holders of Limited Partnership Interests.

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

In March 2003 and 2002, there were no distributions paid to the limited partners or the General Partners, from net proceeds from the sale of properties (see Item
7. below). There are no material restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement. However, the Partnership has invested in Local Partnerships owning Apartment Complexes which receive Government Assistance under programs which in many instances restrict the cash return available to owners. See Item 8, Note 11(i). The Partnership does not anticipate providing cash distributions to its Limited Partners in circumstances other than refinancing or sale, nor do the General Partners expect that the Partnership will distribute sufficient net proceeds from sales or refinancings to return the Limited Partners' original investment.

Item 6. Selected Financial Data.

The information set forth below presents selected financial data of the Partnership. Additional financial information is set forth in the audited financial statements in Item 8 hereof.

                                                     Year Ended
                       --------------------------------------------------------------------------
                       February 28,   February 28,   February 28,    February 28,    February 28,
OPERATIONS                2003            2002           2001           2000             1999
----------             ------------   ------------   ------------    ------------    ------------
Revenues               $ 32,956,656   $ 17,797,723   $ 16,831,588    $ 14,075,165    $ 35,823,217
Operating expenses        8,909,188     14,449,409     17,101,952      22,632,634      31,032,957
                       ------------   ------------   ------------    ------------    ------------
Income (loss) before
  minority interest
  and extraordinary      24,047,468      3,348,314       (270,364)     (8,557,469)      4,790,260
  item

Minority interest in
  income (loss) of
  subsidiaries              225,786          6,242         (2,300)         (1,430)       (424,099)
                       ------------   ------------   ------------    ------------    ------------

Income (loss) before
  extraordinary item     24,273,254      3,354,556       (272,664)     (8,558,899)      4,366,161

Extraordinary
  item-forgiveness
  of indebtedness         2,831,151      4,456,996     10,348,388      26,725,364       7,583,482
                       ------------   ------------   ------------    ------------    ------------

Net income             $ 27,104,405   $  7,811,552   $ 10,075,724    $ 18,166,465    $ 11,949,643
                       ============   ============   ============    ============    ============


Income (loss) before
  extraordinary item
  per limited          $      2,394   $        331   $        (27)   $       (844)   $        431
  partnership unit

Extraordinary item
  per limited
  partnership unit              279            440          1,020           2,636             748
                       ------------   ------------   ------------    ------------    ------------

Net income per
  limited
  partnership unit     $      2,673   $        771   $        993    $      1,792    $      1,179
                       ============   ============   ============    ============    ============

                                                     Year Ended
                       --------------------------------------------------------------------------
                       February 28,   February 28,   February 28,    February 28,    February 28,
FINANCIAL POSITION         2003            2002           2001           2000             1999
------------------     ------------   ------------   ------------    ------------    ------------

Total assets           $  7,443,777   $ 30,584,781   $ 37,735,134    $ 49,506,785    $ 74,790,559
                       ============   ============   ============    ============    ============

Long-term obligations  $  9,047,068   $ 57,097,277   $ 72,474,005    $ 93,199,151    $134,392,143
                       ============   ============   ============    ============    ============

Total liabilities      $ 12,151,677   $ 62,151,701   $ 77,233,742    $ 98,569,533    $141,014,105
                       ============   ============   ============    ============    ============

Minority interest      $    (91,601)  $    153,784   $     33,648    $     28,932    $     30,399
                       ============   ============   ============    ============    ============


During the years ended February 28, 1999, February 29, 2000, February 28, 2001, 2002 and 2003 total assets decreased primarily due to the sale of properties (see Item 8., Note 10), depreciation and a loss for the impairment of assets, partially offset by an increase in cash and cash equivalents resulting from net proceeds from the sales and net additions to property and equipment. Long-term obligations and total liabilities decreased for the years ended February 28, 1999, February 29, 2000, February 28, 2001, 2002 and 2003 primarily due to the repayment of and forgiveness of indebtedness on Purchase Money Notes, mortgage notes payable and amounts due to selling partners as a result of the sale of underlying properties, partially offset by accruals of interest on Purchase Money Notes.

* As restated - see Note 12 to the financial statements.

                  Selected Quarterly Financial Data (Unaudited)

                                               Quarter Ended
                         ----------------------------------------------------------
                            May 31,      August 31,       November       February
OPERATIONS                   2002         30, 2002        30, 2002         2003
-----------------------  ------------   ------------    ------------   ------------
Revenues                 $  3,229,118   $  2,300,581    $  7,599,804   $ 19,827,153
Operating expense           2,900,900      2,240,167       2,748,700      1,019,421
                         ------------   ------------    ------------   ------------
Income before minority
interest                      328,218         60,414       4,851,104     18,807,732

Minority interest in
income (loss) of
subsidiaries                  125,715         (2,848)        115,316        (12,397)
                         ------------   ------------    ------------   ------------

Income before
extra-ordinary items          453,933         57,566       4,966,420     18,795,335

Extra-ordinary item --
forgiveness of
indebtedness                2,427,492              0               0        403,659
                         ------------   ------------    ------------   ------------

Net income               $  2,881,425   $     57,566    $  4,966,420   $ 19,198,994
                         ============   ============    ============   ============

Income before
extra-ordinary item
per limited
partnership unit         $      44.77   $       5.68    $     489.81   $   1,853.70

Extra ordinary item
per limited
partnership unit               239.41              0               0          39.81
                         ------------   ------------    ------------   ------------

Net income per limited
partnership unit         $     284.18   $       5.68    $     489.81   $   1,893.51
                         ============   ============    ============   ============
                                               Quarter Ended
                         ----------------------------------------------------------
                            May 31,      August 31,       November       February
OPERATIONS                   2001         30, 2001        30, 2001*        2002*
-----------------------  ------------   ------------    ------------   ------------
Revenues                 $  2,988,398    $ 3,139,040     $ 2,430,468    $ 9,239,817
Operating expenses          3,815,298      3,651,928       3,047,884      3,934,299
                         ------------   ------------    ------------   ------------
(Loss) income before
minority interest            (826,900)      (512,888)       (617,416)     5,305,518

Minority interest in
(loss) income of
subsidiaries                     (462)          (832)          5,772          1,764
                         ------------   ------------    ------------   ------------

(Loss) income before
extra-ordinary items         (827,362)      (513,720)       (611,644)     5,307,282

Extra-ordinary item --
forgiveness of
indebtedness                  901,219              0       3,861,270       (305,493)
                         ------------   ------------    ------------   ------------

Net income (loss         $     73,857   $   (513,720)   $  3,249,626   $  5,001,789
                         ============   ============    ============   ============

(Loss) income before
extra-ordinary item per
limited partnership unit $     (81.60)  $     (50.66)   $     (60.32)  $     523.43


Extra ordinary item
per limited partnership
unit                            88.88           0.00          380.82         (30.13)
                         ------------   ------------    ------------   ------------

Net income (loss) per
limited partnership unit $       7.28   $     (50.66)   $     320.50   $     493.30
                         ============   ============    ============   ============

* As restated - see Note 12.
                                       16

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Liquidity and Capital Resources
-------------------------------

General
-------

The Partnership's primary sources of funds are (i) cash distributions from operations, (ii) cash distributions from sales of the Local Partnerships in which the Partnership has invested, (iii) interest earned on funds, and (iv) cash in working capital reserves. All these sources of funds are available to meet the obligations of the Partnership.

During the fiscal year ended February 28, 2003, the property and the related assets and liabilities owned by three Local Partnerships and the Partnership's Limited Partnership Interest in nine Local Partnerships were sold. Through the fiscal year ended February 28, 2003, the properties and the related assets and liabilities owned by eighteen Local Partnerships were sold and the Partnership's Local Partnership Interest in twenty-four other Local Partnerships were sold.

The Partnership had a working capital reserve of approximately $628,000 and $135,000 at February 28, 2003 and 2002, respectively. The working capital reserve is temporarily invested in money market accounts which can be easily liquidated to meet obligations as they arise. The General Partners believe that the Partnership's reserves, net proceeds from future sales and future cash flow distributions will be adequate for its operating needs, and plans to continue investing available reserves in short-term investments. The General Partners fees are being paid currently other than approximately $1,976,000 of Partnership management fees which were accrued and continue to be deferred.

During the fiscal year ended February 28, 2003, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $71,000. This increase was due to proceeds from sale of properties ($13,893,000), a decrease in mortgage escrow deposits relating to investing activities ($657,000) which exceeded cash used in operating activities ($170,000), acquisition of property and equipment ($487,000), payments to selling partners ($4,105,000), net principal payments of mortgage notes and purchase money notes ($8,202,000), costs paid relating to sale of properties ($1,496,000) and a decrease in minority interest ($20,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is gain on sale of properties ($25,095,000), forgiveness of indebtedness income ($2,831,000) and depreciation ($352,000).

Cash flow distributions aggregating $207,440, $71,144 and $196,814 were made to the Partnership in the 2002, 2001 and 2000 Fiscal Years, respectively. Of such distributions, $169,833, $56,426 and $118,246, respectively, was used to pay interest on the Purchase Money Notes. Distribution of proceeds from sales aggregating $8,994,812 and $289,581 were made to the Partnership in the 2002 and 2001 Fiscal Years, respectively of which $7,123,995 and $286,080, respectively, was used to pay principal and interest on the Purchase Money Notes.

Critical Accounting Policies
----------------------------

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Company's accounting policies included in Note 2 to the consolidated financial statements in this annual report on Form 10-K.

a) Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation  are  eliminated  from  the  assets  and  accumulated  depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.

b)  Income Taxes

No provision has been made for income taxes in the accompanying consolidated financial statements since such taxes, if any, are the responsibility of the individual partners. For income tax purposes, the Partnership has a fiscal year ending December 31.

Purchase Money Notes
--------------------

For a discussion of Purchase Money Notes Payable, see Note 7 to the Financial Statements.

Sales of Underlying Properties/Local Partnership Interests
----------------------------------------------------------

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

Except as described above, management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. Due to the sale of properties, the portfolio is not diversified by the location of the properties around the United States. The remaining property may not be protected against a general downturn in the national economy.

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

Through February 28, 2003, the Partnership has recorded approximately $8,889,000 as a loss on impairment of assets.

The following is a summary of the results of operations of the Partnership for the Fiscal Years ended February 28, 2003, 2002 and 2001 (the 2002, 2001 and 2000 Fiscal Years, respectively).

The results of operations of the Partnership, as well as the Local Partnerships, excluding administrative and management, taxes and insurance, gain on sale of properties and forgiveness of indebtedness income, remained fairly constant during the 2002, 2001 and 2000 Fiscal Years.

2002 vs. 2001
-------------
Rental income decreased by approximately 35% during the 2002 Fiscal Year as compared to the 2001 Fiscal Year. Excluding Char Mur, Rolling Meadows, Logan, Wingate and Ziegler which sold their properties and Buena Vista, Cedar Hill, Crossett, Eastwyck, Blue Ridge, Chaparral, Lafayette, Northwood, Oso Bay, Ardmore, Tarleton and Villa South in which the Partnership's interest was sold (collectively the "Sold Assets"), rental income increased approximately 3% during the 2002 Fiscal Year as compared to the 2001 Fiscal Year primarily due to rental increases at the Local Partnerships.

A gain on sale of properties and forgiveness of indebtedness was recorded in the 2002 Fiscal Year (see Notes 10 and 11, respectively, in Item 8. Financial Statements and Supplemental Data).

Total expenses, excluding the Sold Assets, administrative and management and taxes and insurance, remained fairly consistent with a decrease of approximately 2% for the 2002 Fiscal Year as compared to the 2001 Fiscal Year.

Administrative and management decreased approximately $1,079,000 for the 2002 Fiscal Year as compared to the 2001 Fiscal Year. Excluding the Sold Assets, administrative and management decreased approximately $126,000 primarily due to a decrease in legal fees at the Partnership level.

Taxes and insurance decreased approximately $309,000 for the 2002 Fiscal Year as compared to the 2001 Fiscal Year. Excluding the Sold Assets, taxes and insurance increased approximately $24,000, primarily due to increases of insurance premiums at one Local Partnership.

Administration and management-related parties, operating, repairs and maintenance, financial and depreciation expense decreased approximately $247,000, $787,000, $1,170,000, $1,163,000 and $785,000, respectively, for the
2002 Fiscal Year as compared to the 2001 Fiscal Year. Excluding the Sold Assets, and Gateway East, Ltd. and Bay Village, for depreciation only, such expenses remained fairly consistent with (decreases) increases of approximately ($26,000), ($56,000), $23,000, $24,000 and $0, respectively, for the 2002 Fiscal
Year as compared to the 2001 Fiscal Year. Gateway East, Ltd. and Bay Village are not depreciated during the period because they are classified as assets held for sale.

2001 vs. 2000
-------------
Rental income decreased by approximately 14% during the 2001 Fiscal Year as compared to the 2000 Fiscal Year. Excluding New Jersey, Westgate, Parktowne, Westwood, Pacific Palm, Char-Mur and Rolling Meadows which sold their properties and Buena Vista, Cedar Hill and Crossett in which the Partnership's interest was sold (collectively the "Sold Assets"), rental income increased approximately 6% during the 2001 Fiscal Year as compared to the 2000 Fiscal Year primarily due to rental increases and decreases in vacancies at several Local Partnerships.

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

Total expenses, excluding Sold Assets, operating and taxes and insurance, remained fairly consistent with an increase of less than 2% for the 2001 Fiscal Year as compared to the 2000 Fiscal Year.

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

Administrative and management, repairs and maintenance, financial and depreciation expense decreased approximately $444,000, $536,000, $813,000 and $469,000, respectively, for the 2001 Fiscal Year as compared to the 2000 Fiscal Year. Excluding the Sold Assets, and Zeigler Boulevard Ltd, Eastwyck III, Ltd., Wingate Associates, Ltd., Logan Square, Lafayette Square, Gateway East, Ltd, Bay Village and Northwood Apts. Ltd., for depreciation only, such expenses remained fairly consistent with decreases of approximately $11,000, $74,000, $12,000 and $9,000 respectively, for the 2001 Fiscal Year as compared to the 2000 Fiscal Year. Zeigler Boulevard Ltd., Eastwyck III, Ltd, Wingate Associates, Ltd., Logan Square, Lafayette Square, Gateway East, Ltd., Bay Village and Northwood Apartments, Ltd. are not depreciated during the period because they are classified as assets held for sale.

Results of Operations of Certain Local Partnerships
---------------------------------------------------

Caddo Parish-Villas South, Ltd. ("Villas South")
------------------------------------------------
Villas South filed for protection under Chapter 11 of the United States Bankruptcy Code on November 12, 1996 and the equivalent of a receiver was appointed. The bankruptcy case was subsequently dismissed on April 18, 2002. On January 2, 2003, the limited partnership interest in Villas South was transferred to the Local General Partners (See Note 10 in Item 8.).

Other
-----

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

None.

Item 8. Financial Statements and Supplementary Data.                  Sequential
                                                                         Page
                                                                      ----------


(a) 1.  Financial Statements

        Independent Auditors' Report                                       23

        Consolidated    Balance   Sheets   at
        February 28, 2003 and 2002                                         76

        Consolidated   Statements  of  Income
        for  the  Years  Ended  February  28,
        2003, 2002 and 2001                                                77

        Consolidated       Statements      of
        Partners'   Deficit   for  the  Years
        Ended  February  28,  2003,  2002 and
        2001                                                               78

        Consolidated   Statements   of   Cash
        Flows  for the Years  Ended  February
        28, 2003, 2002 and 2001                                            79

        Notes   to   Consolidated   Financial
        Statements                                                         82

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Partners of
Cambridge + Related Housing Properties Limited Partnership and Subsidiaries

We have audited the consolidated balance sheets of Cambridge + Related Housing Properties Limited Partnership and Subsidiaries as of February 28, 2003 and 2002, and the related consolidated statements of income, partners' deficit, and cash flows for the years ended February 28, 2003, 2002 and 2001 (the 2002, 2001 and 2000 Fiscal Years, respectively). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for 14 (2002 Fiscal Year), 19 (2001 Fiscal Year) and 24 (2000 Fiscal Year) subsidiary partnerships whose (losses) income constituted $(1,844,282), $(787,626) and $1,221,181 of the Partnership's net income during the 2002, 2001 and 2000 Fiscal Years, respectively, and whose assets constituted 90% (2002 Fiscal Year) and 85% (2001 Fiscal Year) of the Partnership's assets at February 28, 2003 and February 28, 2002, presented in the accompanying consolidated financial statements. The financial statements for 14 (2002 Fiscal
Year), 18 (2001 Fiscal Year) and 23 (2000 Fiscal Year) of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors. The financial statements of one (2001 and 2000 Fiscal Years) of these subsidiary partnerships were unaudited.

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

In our opinion, based upon our audits, and the reports of the other auditors, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cambridge + Related Housing Properties Limited Partnership and Subsidiaries at February 28, 2003 and 2002, and the results of their operations, and their cash flows for the years ended February 28, 2003, 2002 and 2001, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 10 and 13, the Partnership is currently in the process of winding up its operations and disposing of its investments. As of February 28, 2003 the Partnership has disposed of forty-two of its forty-four investments. On March 11, 2003 one additional investment was sold and the remaining investment is under contract to be sold.

TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI, LLP

New York, New York
May 20, 2003

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


/s/ Reznick Fedder & Silverman

Bethesda, Maryland
February 2, 2001

[Letterhead of Browder & Associates, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Caddo Parish-Villas South, Ltd.

We have audited the accompanying statement of Caddo Parish-Vallas South, Ltd., a limited partnership organized under the laws of the State of Louisiana, as of December 31, 2002, and the related statement of changes in net assets in liquidation for the year then ended. This financial statement is the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As described in Note A, the Partnership's policy is to prepare its financial statements on the liquidation basis of accounting.

In our opinion, the financial statement referred to above presents fairly, in all material respects, the net assets in liquidation of Caddo Parish-Villas South, Ltd. As of December 31, 2002, and the changes in net assets in liquidation for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



Browder & Associates, P.C.
Birmingham, Alabama
March 13, 2003

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Zeigler Boulevard, Ltd.

We have audited the accompanying statement of changes in net assets in liquidation of Zeigler Boulevard, Ltd. for the period January 1, 2002 through May 31, 2002. This financial statement is the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statement referred to above presents fairly, in all material respects, the changes in net assets in liquidation for the period January 1, 2002 through Mary 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note A to the financial statement, during 2001, the Partnership adopted a plan to sell the rental property and liquidate the Partnership in lieu of continuing the business. On March 27, 2002, the Partnership sold the rental property. As a result, the partnership's financial statement is presented on the liquidation basis of accounting.

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
August 1, 2002

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

/s/ Reznick Fedder & Silverman
Lead Auditor: Stephen Shumrak
Bethesda, Maryland
Taxpayer Identification Number: 52-1088612
March 14, 2001

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Eastwyck III, Ltd.

We have audited the accompanying statement of net assets in liquidation of Eastwyck III, Ltd. as of March 26, 2002, and the related statement of changes in net assets in liquidation for the period January 1, 2002 through March 26, 2002. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Eastwyck III, Ltd., as of March 26, 2002, and the changes in net assets in liquidation for the January 1, 2002 through March 26, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
August 1, 2002

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

/s/ Reznick Fedder & Silverman
Lead Auditor: Stephen Shumrak
Bethesda, Maryland
Taxpayer Identification Number: 52-1088612
March 14, 2001

[Letterhead of Browder & Associates, P.C.]

Independent Auditor's Report

To the partners of
Breckenridge-Chaparral Apartments II, Ltd.
Breckenridge, Texas

We have audited the accompanying balance sheet of Breckenridge-Chaparral Apartments II, Ltd., Project No. 113-44016-LD, as of October 31, 2002, and the related statements of profit and loss, changes in owners' equity, and cash flows for the period then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of October 31, 2002 and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated November 30, 2002 on our consideration of the Project's internal controls and on our tests of its compliance with certain laws, regulations contracts, and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
November 30, 2002

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 16, 2001

[Letterhead of Browder & Associates, P.C.]

Independent Auditor's Report

To the partners of
Oso Bay Apartments, Ltd.
Corpus Christi, Texas

We have audited the accompanying balance sheet of Oso Bay Apartments, Ltd., Project No. 115-44129-LDP, as of October 31, 2002, and the related statements of profit and loss, changes in owners' equity, and cash flows for the period then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of October 31, 2002 and the results of its operations and cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports dated November 30, 2002 on our consideration of the Project's internal controls and on our tests of its compliance with certain laws, regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ BROWDER & ASSOCIATES P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
November 30, 2002

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

[Letterhead of BROWDER & ASSOCIATES, P.C.]

Independent Auditor's Report

To the partners of
Lafayette Square Apartments, Ltd.
Albuquerque, New Mexico

We have audited the accompanying balance sheet of Lafayette Square Apartments, Project No. 116-44022-LDP, as of October 31, 2002, and the related statements of profit and loss, changes in owners' equity, and cash flows for the period then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of October 31, 2002 and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports dated November 30, 2002 on our consideration of the Project's internal controls and on our tests of its compliance with certain laws, regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
November 30, 2002

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

[LETTERHEAD OF BROWDER & ASSOCIATES, P.C.]

Independent Auditor's Report

To the Partners of
San Diego-Logan Square Gardens Company
San Diego, California

We have audited the accompanying balance sheet of San Diego-Logan Square Gardens Company, Project No. 129-44051-LD, as of July 11, 2002, and the related statements of profit and loss, changes in owners' equity, and cash flows for the period then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of July 11, 2002 and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports dated July 16, 2002 on our consideration of the Project's internal controls and on our tests of its compliance with certain laws, regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
July 16, 2002

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

[LETTERHEAD OF BROWDER & ASSOCIATES, P.C.]

Independent Auditor's Report

To the partners of
Blue Ridge Manor Apartments, Ltd.
Grandview, Missouri

We have audited the accompanying balance sheet of Blue Ridge Manor Apartments, Project No. 084-44127-LDP, as of October 31, 2002, and the related statements of profit and loss, changes in owners' equity, and cash flows for the period then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of October 31, 2002 and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports dated November 30, 2002 on our consideration of the Project's internal controls and on our tests of its compliance with certain laws, regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
November 30, 2002

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

[LETTERHEAD OF BROWDER & ASSOCIATES, P.C.]

Independent Auditor's Report

To the partners of
Ardmore-Rolling Meadows of Ardmore, Ltd.
Ardmore, Texas

We have audited the accompanying balance sheet of Ardmore-Rolling Meadows of Ardmore, Ltd., Project No. 117-44044-LD, as of October 31, 2002, and the related statements of profit and loss, changes in owners' equity, and cash flows for the period then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of October 31, 2002 and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports dated November 30, 2002 on our consideration of the Project's internal controls and on our tests of its compliance with certain laws, regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
November 30, 2002

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

[LETTERHEAD OF BROWDER & ASSOCIATES, P.C.]

Independent Auditor's Report

To the partners of
El Paso-Gateway East Apartments
El Paso, Texas

We have audited the accompanying balance sheet of El Paso Gateway East Apartments, Project No. 133-44016-LD, as of December 31, 2002, and the related statements of profit and loss, changes in owners' equity, and cash flows for the period then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 2002 and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports dated January 22, 2003 on our consideration of the Project's internal controls and on our tests of its compliance with certain laws, regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 22, 2003

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

[LETTERHEAD OF BROWDER & ASSOCIATES, P.C.]

Independent Auditor's Report

To the partners of
Fort Worth-Northwood Apartments, Ltd.
Forth Worth, Texas

We have audited the accompanying balance sheet of Forth Worth-Northwood Apartments, Ltd., Project No. 113-44025-LDP-SUP, as of October 31, 2002, and the related statements of profit and loss, changes in owners' equity, and cash flows for the period then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of October 31, 2002 and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports dated November 30, 2002 on our consideration of the Project's internal controls and on our tests of its compliance with certain laws, regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
November 30, 2002

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

[LETTERHEAD OF BROWDER & ASSOCIATES, P.C.]

Independent Auditor's Report

To the partners of
Stephenville-Tarleton Arms Apartments, Ltd.
Stephenville, Texas

We have audited the accompanying balance sheet of Stephenville-Tarleton Arms Apartments, Ltd., Project No. 113-44034-LD, as of October 31, 2002, and the related statements of profit and loss, changes in owners' equity, and cash flows for the period then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of October 31, 2002 and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports dated November 30, 2002 on our consideration of the Project's internal controls and on our tests of its compliance with certain laws, regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
November 30, 2002

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

[Ercolini & Company LLP Letterhead]

INDEPENDENT AUDITOR'S REPORT

The General Partners of
Bay Village Company
(a Massachusetts Limited Partnership)
Boston, Massachusetts

We have audited the accompanying balance sheets of Bay Village Company (a Massachusetts Limited Partnership) as of December 31, 2002 and 2001 and the related statements of income, partners' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bay Village Company as of December 31, 2002 and 2001, and the results of its operations, changes in partners' equity, and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Robert Ercolini & Company LLP
Boston, Massachusetts
January 24, 2003

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

/s/ Edward Lemkin
Certified Public Accountant
Orange, Connecticut
January 4, 2001

[EDWARD LEMKIN Letterhead]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Wingate Associates Limited
Bridgeport, Connecticut

I have audited the accompanying statements of income, gain on sale of apartment project, changes in partners' capital, and cash flows of Wingate Associates Limited, HUD Project No.: 024-44018-LDP (a New Hampshire limited partnership), for the period January 1, 2002 to December 18, 2002. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the statements of income, gain on sale of apartment project, changes in partners' capital, and cash flows referred to above present fairly, in all material respects, the results of operations of Wingate Associates Limited for the period January 1, 2002 to December 18, 2002, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, I have also issued my reports dated January 30, 2003, on my consideration of Wingate Associates Limited's internal control and on my tests of its compliance with certain provisions of laws, regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of my audit.

The accompanying supplementary information shown on pages 17-18 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Wingate Associates Limited. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Edward Lemkin
Certified Public Accountant
Orange, Connecticut
January 30, 2003

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

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
January 20, 2001

                 CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED
                                   PARTNERSHIP
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                             February 28,    February 28,
                                                                 2003            2002*
                                                             ------------    ------------

Property and equipment - at cost, less accumulated
  depreciation (Notes 2, 4, 6 and 7)                         $          0    $  5,941,766
Property and equipment-held for sale                            5,029,926      16,273,634
Cash and cash equivalents (Notes 2 and 11)                        851,768         780,650
Cash - restricted for tenants' security deposits                   11,457         235,380
Mortgage escrow deposits (Notes 5, 6 and 11)                    1,207,847       6,203,393
Rents receivable                                                    8,372         194,567
Prepaid expenses and other assets                                 334,407         955,391
                                                             ------------    ------------

  Total assets                                               $  7,443,777    $ 30,584,781
                                                             ============    ============

                        LIABILITIES AND PARTNERS' DEFICIT

  Mortgage notes payable (Notes 6 and 11)                    $  2,953,940    $ 16,740,978
  Purchase money notes payable (Note 7)                         2,408,117      16,067,193
  Due to selling partners (Note 7)                              3,685,011      24,289,106
  Accounts payable, accrued expenses and other liabilities        374,298       2,362,862
  Tenants' security deposits payable                               11,457         235,380
  Due to general partners of subsidiaries and their
   affiliates (Note 8)                                             33,423           8,423
  Due to general partners and affiliates (Note 8)               2,685,431       2,447,759
                                                             ------------    ------------

                                                               12,151,677      62,151,701

Minority interest (Note 2)                                        (91,601)        153,784
                                                             ------------    ------------

Commitments and contingencies (Note 11)

Partners' deficit:

  Limited partners                                             (4,121,609)    (30,954,969)
  General Partners                                               (494,690)       (765,735)
                                                             ------------    ------------
  Total partners' deficit                                      (4,616,299)    (31,720,704)
                                                             ------------    ------------

  Total liabilities and partners' deficit                    $  7,443,777    $ 30,584,781
                                                             ============    ============


* As restated - see note 12
See accompanying notes to consolidated financial statements.

                 CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED
                                   PARTNERSHIP
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME



                                                               Year Ended February 28,
                                                     ------------------------------------------

                                                         2003            2002*          2001
                                                     ------------   ------------   ------------
Revenues
  Rentals, net                                       $  7,446,674   $ 11,526,261   $ 13,309,693
  Other                                                   415,327        807,705        945,008
  Gain on sale of properties (Note 10)                 25,094,655      5,463,757      2,576,887
                                                     ------------   ------------   ------------

   Total revenues                                      32,956,656     17,797,723     16,831,588
                                                     ------------   ------------   ------------

Expenses
  Administrative and management                         1,864,265      2,943,077      3,311,645
  Administrative and management-related
   parties (Note 8)                                     1,215,390      1,462,655      1,672,915
  Operating                                             1,549,319      2,335,867      2,426,925
  Repairs and maintenance                               1,769,229      2,939,677      3,475,553
  Taxes and insurance                                   1,137,048      1,446,091      1,610,907
  Financial, principally interest                       1,021,743      2,184,701      2,997,610
  Depreciation                                            352,194      1,137,341      1,606,397
                                                     ------------   ------------   ------------

   Total expenses                                       8,909,188     14,449,409     17,101,952
                                                     ------------   ------------   ------------

Income (loss) before minority interest and
  extraordinary item                                   24,047,468      3,348,314       (270,364)
Minority interest in income (loss) of subsidiaries        225,786          6,242         (2,300)
                                                     ------------   ------------   ------------
Income (loss) before extraordinary item                24,273,254      3,354,556       (272,664)
Extraordinary item - forgiveness of
  indebtedness income (Note 10)                         2,831,151      4,456,996     10,348,388
                                                     ------------   ------------   ------------
Net income                                           $ 27,104,405   $  7,811,552   $ 10,075,724
                                                     ============   ============   ============

Income (loss) before extraordinary item -
  limited partners                                   $ 24,030,522   $  3,321,010   $   (269,938)
Extraordinary item - limited partners                   2,802,839      4,412,426     10,244,904
                                                     ------------   ------------   ------------

Net income - limited partners                        $ 26,833,361   $  7,733,436   $  9,974,966
                                                     ============   ============   ============
Number of limited partnership units outstanding            10,038         10,038         10,038
                                                     ============   ============   ============

Income (loss) before extraordinary item per
  limited partnership unit                           $      2,394   $        331   $        (27)
Extraordinary item per limited partnership unit               279            440          1,020
                                                     ------------   ------------   ------------

Net income per limited partnership unit              $      2,673   $        771   $        993
                                                     ============   ============   ============

* As reclassified for comparative purposes and restated - see note 12. See accompanying notes to consolidated financial statements.

                 CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED
                                   PARTNERSHIP
                                AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT


                                                                 Limited         General
                                                   Total         Partners        Partners
                                               ------------    ------------    ------------


Balance - March 1, 2000                         (49,091,680)    (48,152,233)       (939,447)

Net income - year ended February 28, 2001        10,075,724       9,974,966         100,758

Distributions                                      (516,300)       (511,139)         (5,161)
                                               ------------    ------------    ------------

Balance - February 28, 2001                     (39,532,256)    (38,688,406)       (843,850)

Net  income - year ended February 28, 2002 -
   as restated (see Note 12)                      7,811,552       7,733,436          78,116
                                               ------------    ------------    ------------

Balance - February 28, 2002 - as restated
   (see Note 12)                                (31,720,704)    (30,954,970)       (765,734)

Net income - year ended February 28, 2003        27,104,405      26,833,361         271,044
                                               ------------    ------------    ------------

Balance - February 28, 2003                    $ (4,616,299)   $ (4,121,609)   $   (494,690)
                                               ============    ============    ============


See accompanying notes to consolidated financial statements.

                 CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED
                                   PARTNERSHIP
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (decrease) in Cash and Cash Equivalents


                                                                     Year Ended February 28,
                                                          --------------------------------------------

                                                              2003            2002*           2001
                                                          ------------    ------------    ------------
Cash flows from operating activities:
  Net income                                              $ 27,104,405    $  7,811,552    $ 10,075,724
                                                          ------------    ------------    ------------
  Adjustments to reconcile net income to net
   cash (used in) provided by operating activities:
  Gain on sale of properties (Note 10)                     (25,094,655)     (5,463,757)     (2,576,887)
  Extraordinary item - forgiveness of
   indebtedness income (Note 10)                            (2,831,151)     (4,456,996)    (10,348,388)
  Depreciation                                                 352,194       1,137,341       1,606,397
  (Increase) decrease in assets:
   Cash - restricted for tenants' security deposits             21,883          (2,805)        136,769
   Mortgage escrow deposits                                    101,301        (436,686)       (178,953)
   Rents receivable                                             75,609         (28,409)       (168,786)
   Prepaid expenses and other assets                            25,655         383,168         216,327
  Increase (decrease) in liabilities:
   Due to selling partners                                     917,354       1,265,343       2,082,541
   Accounts payable, accrued expenses and
    other liabilities                                         (839,584)        492,760        (241,568)
   Tenants' security deposits payable                          (39,846)         (1,284)       (106,395)
   Increase in due to general partners of
    subsidiaries and their affiliates                           55,000           2,998          54,053
   Decrease in due to general partners of
    subsidiaries and their affiliates                          (30,000)       (165,473)        (21,281)
   Due to general partners and affiliates                      237,672         751,235         188,506
   Minority interest in (loss) income of
    subsidiaries                                              (225,786)         (6,242)          2,300
                                                          ------------    ------------    ------------
    Total adjustments                                      (27,274,354)     (6,528,807)     (9,355,365)
                                                          ------------    ------------    ------------
  Net cash (used in) provided by operating
   activities                                                 (169,949)      1,282,745         720,359
                                                          ------------    ------------    ------------

Cash flows from investing activities:
  Proceeds from sale of properties                          13,893,200       2,564,158      13,529,600
  Costs paid relating to sale of properties                 (1,496,160)              0        (547,886)
  Acquisition of property and equipment                       (486,918)       (592,837)       (533,266)
  Decrease (increase) in mortgage escrow
   deposits                                                    657,293        (634,668)       (321,601)
                                                          ------------    ------------    ------------
  Net cash provided by investing activities                 12,567,415       1,336,653      12,126,847
                                                          ------------    ------------    ------------

                 CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED
                                   PARTNERSHIP
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (decrease) in Cash and Cash Equivalents
                                   (continued)


                                                                     Year Ended February 28,
                                                          --------------------------------------------

                                                              2003            2002*           2001
                                                          ------------    ------------    ------------
Cash flows from financing activities:
  Distributions                                                      0        (516,300)     (1,004,200)
  Principal payments of mortgage notes payable              (5,012,921)     (2,845,578)     (8,680,311)
  Payments to selling partners                              (4,104,999)       (284,433)       (118,247)
  Principal payments of purchase money
   notes payable                                            (3,188,829)       (796,274)     (4,001,078)
  (Decrease) increase in minority interest                     (19,599)        126,378           2,416
                                                          ------------    ------------    ------------
  Net cash used in financing activities                    (12,326,348)     (4,316,207)    (13,801,420)
                                                          ------------    ------------    ------------

Net increase (decrease) in cash and cash
  equivalents                                                   71,118      (1,696,809)       (954,214)
Cash and cash equivalents, beginning of year                   780,650       2,477,459       3,431,673
                                                          ------------    ------------    ------------
Cash and cash equivalents, end of year                    $    851,768    $    780,650    $  2,477,459
                                                          ============    ============    ============

Supplemental disclosure of cash flows information:
  Cash paid during the year for interest                  $  4,161,021    $    513,569    $    881,422
                                                          ============    ============    ============

Supplemental disclosures of noncash
  investing and financing activities:
  Distributions payable                                   $          0    $          0    $    516,300
  Increase in property and equipment-held for
   sale reclassified from property and equipment             5,589,572      10,578,791       1,331,305
  Increase in purchase money notes payable due
   to the capitalization of prepaid expenses and
   other assets                                                177,053         232,803         340,337

  Forgiveness of indebtedness (Note 10):
  (Decrease) increase in purchase money
   notes payable                                              (720,000)      1,643,270      (2,174,744)
  Decrease in due to selling partners                       (2,089,453)     (2,813,726)     (8,173,644)
  Decrease in accounts payable, accrued
   expenses and other liabilities                              (21,698)              0               0


                 CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED
                                   PARTNERSHIP
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (decrease) in Cash and Cash Equivalents
                                   (continued)


                                                                     Year Ended February 28,
                                                          --------------------------------------------

                                                              2003            2002*           2001
                                                          ------------    ------------    ------------
Summarized below are the components of the
  gain on sale of properties:
  Decrease in property and equipment, net of
   accumulated depreciation                               $          0    $  2,313,463    $          0
  Decrease in property and equipment-held
   for sale                                                 17,320,198       3,491,217      10,074,931
  Decrease in cash-restricted for tenants'
   security deposits                                           202,040          51,018               0
  Decrease in rents receivable                                 110,586          85,253          47,606
  Decrease in mortgage escrow deposits                       4,236,952         478,995         195,540
  Decrease in prepaid expenses and other assets                772,382         113,347          82,810
  (Decrease) increase in accounts payable,
   accrued expenses and other liabilities                   (1,127,282)         27,268         170,965
  Decrease in tenants' security deposits payable              (184,077)        (46,929)        (30,374)
  Decrease in mortgage notes payable                        (8,774,117)     (1,625,397)              0
  Decrease in due to general partners of
   subsidiaries and affiliates                                       0         (51,382)       (136,651)
  Decrease in purchase money notes payable                  (9,927,300)     (2,937,300)              0
  Decrease in due to selling partners                      (15,326,997)     (4,600,946)              0
  Increase (decrease) in due to general partners
   and their affiliates                                              0        (198,206)              0



*  As restated - see note 12
See accompanying notes to consolidated financial statements.

                 CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED
                                   PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2003


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

As of February 28, 2003, the Partnership holds an interest in each of the remaining Local Partnerships, which own Apartment Complexes receiving Government Assistance. During the fiscal year ended February 28, 2003, the properties and the related assets and liabilities owned by three Local Partnerships were sold and the Partnership's Local Partnership Interest in nine other Local Partnerships were sold. Through the fiscal year ended February 28, 2003, the properties and the related assets and liabilities owned by eighteen Local Partnerships were sold and the Partnership's Local Partnership Interest in twenty-four other Local Partnerships were sold (See Note 10).

The terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership (the "Partnership Agreement") provide, among other things, that profits or losses, in general, be shared 99% by the limited partners and 1% by the General Partners.

NOTE 2 - Summary of Significant Accounting Policies

a) Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and 14, 19 and 24 subsidiary partnerships in which the Partnership is a limited partner for the years ended February 28, 2003, 2002, and 2001, respectively. Through the rights of the Partnership and/or a General Partner, which General Partner has a contractual obligation to act on behalf of the Partnership to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership's fiscal year ends on the last day of February. All subsidiaries have fiscal years ending December 31. Accounts of subsidiaries have been adjusted for intercompany transactions from January 1

                 CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED
                                   PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2003


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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. No such losses have been aggregated for the years ended February 28, 2003, 2002 and 2001, (the 2002, 2001 and 2000 Fiscal Years), respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any.

b) Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation  are  eliminated  from  the  assets  and  accumulated  depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. All property and equipment for subsidiary partnerships whose assets and liabilities are under sales contracts are classified as assets held for sale.

Through February 28, 2003, the Partnership has recorded approximately $8,889,000 as a loss on impairment of assets.

c) Interest Subsidies

Interest expense has been reduced by interest subsidies (Note 6).

d) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term investments with an original maturity of three months or less.

                 CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED
                                   PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2003


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

                 CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED
                                   PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2003


The estimated fair values of the Partnership's mortgage notes payable are as follows:

                                 February 28, 2003          February 28, 2002
                            -------------------------   -------------------------
                             Carrying                    Carrying
                              Amount*     Fair Value      Amount*     Fair Value
                            -----------   -----------   -----------   -----------
Mortgage notes payable for
  which it is:

Practicable to estimate
  fair value                $         0   $         0   $ 2,448,648   $ 2,518,585
Not practicable (a)           2,953,940           (a)    14,292,330           (a)

Purchase money notes
  payable for which it is
  not practicable (b)       $ 2,408,118   $         0   $16,329,543   $         0


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

NOTE 4 - Property and Equipment and Property and Equipment-Held for Sale

The components of property and equipment and their estimated useful lives are as follows:


                                     February 28,    February 28,     Estimated
                                        2003             2002        Useful Lives
                                     ------------    ------------    ------------
Land                                 $          0    $  1,068,090
Building and improvements                       0      12,374,820    15-40 years
Furniture and fixtures                          0       3,318,627     3-10 years
                                     ------------    ------------
                                                0      16,761,537
Less:  Accumulated depreciation                (0)    (10,819,771)
                                     ------------    ------------
                                     $          0    $ 5,941,766
                                     ============    ============

Depreciation expense for the 2002, 2001 and 2000 Fiscal Years amounted to $352,194, $1,137,341 and $1,606,397, respectively.

                 CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED
                                   PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2003


The components of property and equipment-held for sale are as follows:


                                                 February 28,    February 28,
                                                     2003            2002
                                                 ------------    ------------
Land                                             $    498,671    $  1,802,764
Building and improvement                            9,770,692      30,852,595
Furniture and fixtures                                628,749       1,165,017
                                                 ------------    ------------
                                                   10,898,112      33,820,376
Less:  Accumulated depreciation                    (5,868,186)    (17,546,742)
                                                 ------------    ------------

                                                 $  5,029,926    $ 16,273,634
                                                 ============    ============


NOTE 5 - Mortgage Escrow Deposits

Mortgage escrow deposits consist of the following:



                                                 February 28,    February 28,
                                                     2003            2002
                                                 ------------    ------------
Reserve for replacements                         $    696,545    $  4,195,312
Real estate taxes, insurance and other                491,504       1,988,283
Preservation Acts                                      19,798          19,798
                                                 ------------    ------------

                                                 $  1,207,847    $  6,203,393
                                                 ============    ============

                 CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED
                                   PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2003


NOTE 6 - Mortgage Notes Payable

The mortgage notes are payable in aggregate monthly installments of approximately $38,000, including principal and interest at rates ranging from 7.0% to 9.0% per annum, through May 2013. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership's rents and leases and is without further recourse. These mortgage notes were eligible for interest rate subsidies under the terms of regulatory agreements with HUD. Accordingly, the subsidiary partnerships paid only that portion of the monthly payments that would be required if the interest rate was 1% per annum; the balance was subsidized under Section 236 of the National Housing Act.

Annual principal payment requirements for each of the next five fiscal years are as follows:


Year Ending December 31               Amount
-----------------------           -------------
2003                              $     221,703
2004                                    240,583
2005                                    261,069
2006                                    283,316
2007                                    307,469
Thereafter                            1,639,800
                                  -------------
                                  $   2,953,940
                                  =============

The mortgage agreements require monthly deposits to reserves for replacements aggregating approximately $32,000 and monthly deposits to escrow accounts for real estate taxes, insurance and other (Note 5).

NOTE 7 - Purchase Money Notes Payable

Nonrecourse purchase money notes (the "Purchase Money Notes") were issued to the selling partners of the Subsidiary Partnerships as part of the purchase price, and are secured only by the Partnership's interest in the Subsidiary Partnership to which the Purchase Money Note relates.

The Purchase Money Notes, which provide for simple interest, will not be in default if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding Subsidiary Partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. As of February 28, 2003, the maturity dates of the Purchase Money Notes associated with the remaining properties owned by the Subsidiary Partnerships were extended through a fifth year. These are the final extensions for the Purchase Money Notes (see below). Any interest not paid currently accrues, without further interest thereon, through the extended due date of each of the Purchase Money Notes, respectively. Continued accrual of such interest without payment would impact the effective rate of the Purchase Money Notes, specifically by reducing the current effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the Purchase Money Notes. Unpaid interest of $3,669,010 (with respect to the two remaining notes) and $24,273,106 (with respect to the fourteen remaining notes) at February 28, 2003 and 2002, respectively, has been accrued and is included in the caption due to selling partners. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of

                 CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED
                                   PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2003


proceeds from the sale or refinancing of the Apartment Complex, or in some cases the Local Partnership Interest to which the Purchase Money Note relates.

The Partnership was permitted to extend the term of the Purchase Money Notes for up to five additional years. In connection with such extensions, the Partnership incurred an extension fee of 1/2% per annum of the outstanding principal balance of the Purchase Money Notes. The Partnership sent an extension notice to each Purchase Money Note holder, pursuant to the Purchase Money Note, that it was extending the maturity date of such notes. However in certain cases, the Partnership did not pay the extension fee at that time, deferring such payment to the future. The two properties with Purchase Money Notes are now extended with maturity dates of August and October 2003. These are the final extensions for these Purchase Money Notes. Extension fees of $107,118 were accrued and added to the balance of these Purchase Money Notes.

The Partnership expects that upon final maturity it will be required to refinance or sell its investments in the Local Partnerships in order to pay the Purchase Money Notes and accrued interest thereon. Based on the historical operating results of the Local Partnerships, the prices realized on the sale of the Partnership's investment sold to date and the current economic conditions including changes in tax laws, it is unlikely that the proceeds from such sales will be sufficient to meet the outstanding balances. No assurance can be given that management's efforts will be successful in selling the Partnership's investment in the remaining property. The Purchase Money Notes are without personal recourse to either the Partnership or any of its partners and the sellers' recourse, in the event of non-payment, would be to foreclose on the Partnership's interests in the respective Local Partnerships.

Cash flow distributions aggregating $207,440, $71,144 and $196,814 were made to the Partnership in the 2002, 2001 and 2000 Fiscal Years, respectively. Of such distributions, $169,833, $56,426 and $118,246, respectively, was used to pay interest on the Purchase Money Notes. Distribution of proceeds from sales aggregating $8,994,812 and $289,581 were made to the Partnership in the 2002 and 2001 Fiscal Years, respectively, of which $7,123,995 and $286,080, respectively, was used to pay principal and interest on the Purchase Money Notes.

                 CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED
                                   PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2003


NOTE 8 - Related Party Transactions

The costs incurred to related parties for the years ended February 28, 2003, 2002 and 2001 were as follows:


                                                         Year Ended February 28,
                                                  ------------------------------------

                                                     2003         2002         2001
                                                  ----------   ----------   ----------

Partnership management fees (a)                   $  966,838   $  966,838   $  966,838
Expense reimbursement (b)                            117,897      137,059      107,602
Property management fees incurred
  to affiliates of the General Partners (c)                0            0       75,455
Local administrative fee (d)                           7,500       12,500       16,250
                                                  ----------   ----------   ----------
                                                   1,092,235    1,116,397    1,166,145

Property management fees incurred
  to affiliates of the subsidiary partnership's
  general partners (c)                               123,155      346,258      499,165
Subsidiary partnerships general partners'
  incentive fee (e)                                        0            0        7,605
                                                  ----------   ----------   ----------
Total general and administrative
  related parties                                 $1,215,390   $1,462,655   $1,672,915
                                                  ==========   ==========   ==========


(a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's general partners and affiliates. Partnership management fees have been charged to operations and are included in administrative and management-related parties' expenses. Partnership management fees owed to the General Partners amounting to approximately $1,976,000 and $1,759,000 were accrued and unpaid as of February 28, 2003 and 2002, respectively.

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

(c) Property management fees paid by Local Partnerships to affiliates of the Local Partnerships amounted to approximately $123,155, $346,258 and $499,165 for the 2002, 2001 and 2000 Fiscal Years, respectively. Of such fees $0, $0 and $75,455 was paid to a company which is also an affiliate of the Related General Partner for the 2002, 2001 and 2000 Fiscal Years, respectively.

(d)   Cambridge/Related   Associates,   a  limited  partner  of  the  subsidiary
partnerships, is entitled to receive a local administrative fee of up to $2,500 from each subsidiary partnership.

(e) The Partnership entered into an agreement with the local general partner of Parktowne Ltd. and Westwood Apartment Company Ltd., which provides for an annual incentive fee based on cash flow distributed from the respective properties. Such fee amount to $0, $0 and $7,605 for the years ended February 28, 2003, 2002 and 2001, respectively.

                 CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED
                                   PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2003


Cambridge/Related Associates has a .01% interest, as a limited partner, in each of the subsidiary partnerships.

Due to local general partners and affiliates at December 31, 2002 and 2001 includes operating advances of $33,423 and $8,423, respectively.

NOTE 9 - Income Taxes

A reconciliation of the financial statement net income to the income tax income for the Partnership and its consolidated subsidiaries is as follows:


                                                              Year Ended December 31,
                                                   --------------------------------------------

                                                       2002            2001*           2000
                                                   ------------    ------------    ------------
Financial statement net income                     $ 27,104,405    $  7,811,552    $ 10,075,724

Difference between depreciation expense re-
  corded for financial reporting purposes and
  the accelerated cost recovery system utilized
  for income tax purposes                               256,983         913,361       1,151,452

Difference resulting from parent company hav-
  ing a different fiscal year for income tax and
  financial reporting purposes                         (546,749)        (14,565)        (47,960)

Difference between gain on sale of properties
  recorded for financial reporting purposes and
  for income tax purposes                           (11,254,958)        770,835       7,755,939

Difference between extraordinary item-
  forgiveness of indebtedness income recorded
  for financial reporting purposes and for in-
  come tax purposes                                  17,451,841         731,715          33,770

Other                                                  (442,571)       (743,310)          2,300
                                                   ------------    ------------    ------------

Net income as shown on the income tax return
  for the calendar year ended                      $ 32,568,951    $  9,469,588    $ 18,971,225
                                                   ============    ============    ============


* As restated - see Note 12.


NOTE 10 - Sale of Properties

General
-------

The Partnership is currently in the process of winding up its operations and disposing of its investments. As of February 28, 2003, the Partnership has disposed of forty-two of its forty-four original investments. Subsequently, on March 11, 2003 one additional investment was sold. The remaining investment is under contract to be sold within the next several months. There can be no

                 CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED
                                   PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2003


assurance that the Partnership will dispose of its last remaining investment or the amount of proceeds which may be received.

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

On December 30, 1998, the Partnership contributed its limited partnership interest in Bethany Glen Associates, Westwood, Ltd., Parktowne, Ltd., Rolling Meadows Apartments, Ltd., Buena Vista Apartments, Ltd. and Wingate Associates, Ltd. to Trust I. On December 31, 1998, the Partnership contributed its limited partnership interests in Grandview-Blue Ridge Manor Limited, Breckenridge-Chaparral Apartments II, Ltd., El Paso-Gateway East, Ltd., Albequerque-Lafayette Square Apartments, Ltd., Corpus Christi-Oso Bay Apartments, Ltd., Westgate Associates Limited, San Diego-Logan Square Gardens Co., Ardmore-Rolling Meadows of Ardmore, Ltd., Fort Worth-Northwoods Apartments, Ltd. and Stephenville-Tarleton Arms Apartments, Ltd. to Trust II. In each case, the interests were contributed subject to each respective Purchase Money Note. The contribution did not involve any consideration being paid to the Partnership, therefore, there was no tax effect to the limited partners of the Partnership. As of February 28, 2003, all Local Partnerships named above were sold except Gateway, which was subsequently sold on March 11, 2003.

Information Regarding Disposition
---------------------------------

On January 2, 2003,  the  Partnership's  limited  partnership  interest in Caddo
Parish - Villas South, Ltd. ("Villas South") was transferred to the Local General Partner resulting in a gain in the amount of approximately $2,726,000. No proceeds were used to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $7,344,000 resulting in a gain of approximately $7,344,000.

On December 19, 2002, the property and the related assets and liabilities of Wingate Associates, Limited ("Wingate") were sold to an unaffiliated third party purchaser for approximately $2,600,000 resulting in a gain in the amount of approximately $132,000. The Partnership used approximately $1,043,000 to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $1,447,000 resulting in forgiveness of indebtedness income of approximately $404,000.

On October 31, 2002, the Partnership's limited partnership interest in Grandview-Blue Ridge Manor, Ltd. ("Blue Ridge"), Breckenridge-Chaparral Apartments II, Ltd. ("Chaparral"), Albuquerque-Lafayette Square Apts., Ltd. ("Lafayette"), Fort Worth-Northwood Apartments, Ltd. ("Northwood"), Corpus Christi-Oso Bay Apartments, Ltd. ("Oso Bay"), Ardmore-Rolling Meadows of Ardmore, Ltd. ("Ardmore") and Stephenville-Tarleton Arms Apartments, Ltd. ("Tarleton") were sold back to the Local General Partner for approximately $100 each resulting in losses of approximately $453,000, $667,000, $1,687,000, $1,416,000, $1,053,000, $866,000 and $1,377,000, respectively. No proceeds were used to settle the associated Purchase Money Notes and accrued interest thereon, which had total outstanding balances of approximately $1,525,000, $1,999,000, $3,592,000, $2,050,000, $2,364,000, $2,229,000 and $2,851,000, respectively, resulting in gains on sale of properties in amounts equal to the interest and principal due on such Purchase Money Notes.

                 CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED
                                   PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2003


On July 12, 2002, the property and the related assets and liabilities of San Diego-Logan Square Gardens Company ("Logan") were sold to the Local General Partners for approximately $9,241,000 resulting in a gain in the amount of approximately $5,403,000. The Partnership used approximately $5,740,000 to fully settle the associated Purchase Money Note and accrued interest thereon. The Partnership netted approximately $1,104,000 of cash which was placed into working capital to pay Partnership expenses.

On March 27, 2002, the property and the related assets and liabilities of Ziegler Boulevard, Ltd. ("Ziegler") were sold to an unaffiliated third party purchaser for approximately $2,379,000 resulting in a loss in the amount of approximately $485,000. The Partnership used approximately $340,000 to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $2,746,000 resulting in forgiveness of indebtedness income of approximately $2,406,000.

On March 27, 2002, the Partnership's limited partnership interest in Eastwyck III, Ltd. Limited Partnership ("Eastwyck") was sold to the Local General Partners for approximately $5,000 resulting in a loss of approximately $336,000. No proceeds were used to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $1,220,000 resulting in a gain on sale of approximately $1,220,000.

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

                 CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED
                                   PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2003


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

NOTE 11 - Commitments and Contingencies

a) Events of Default and Going Concern

Caddo Parish-Villas South, Ltd.
-------------------------------
Villas South filed for protection under Chapter 11 of the United States Bankruptcy Code on November 12, 1996 and the equivalent of a receiver was appointed. The bankruptcy case was subsequently dismissed on April 18, 2002. On January 2, 2003, the limited partnership interest in Villas South was transferred to the Local General Partners. See Note 10 above.

                 CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED
                                   PARTNERSHIP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2003


b) Purchase Money Notes

As part of the purchase price of its investment in the Local Partnerships, the Partnership issued approximately $61,029,000 of Purchase Money Notes. As of the end of the 2002 Fiscal Year, unpaid accrued interest on the Purchase Money Notes amounted to approximately $3,699,010. The principal of and all accrued interest on the Purchase Money Notes is due at maturity. The Partnership was permitted to extend the term of the Purchase Money Notes for up to five additional years. In connection with such extensions, the Partnership incurred an extension fee of 1/2% per annum of the outstanding principal balance of the assets. The Partnership sent an extension notice to each Purchase Money Note holder that pursuant to the note, it was extending the maturity. However, in certain cases the Partnership did not pay the extension fee at that time, deferring such payment to the future. The holders of the Note could argue that until the fee is paid the Note has not been properly extended.

c) Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. As of February 28, 2003, uninsured cash and cash equivalents and mortgage escrow deposits approximated $464,000.

NOTE 12 - Prior Period Adjustment

During the quarter ended November 30, 2001, extension fees in connection with the Purchase Money Notes were overaccrued by $671,850. Such extension fees were capitalized and amortized over the period of extension, and during the fiscal year end February 28, 2002 the Partnership amortized $335,925 of such extension fees resulting in net income being understated for that year. To correct the misstatement Partners' deficit has been increased by $335,925 for the fiscal year ended February 28, 2002

NOTE 13 - Subsequent Event

On March 11,  2003,  the  property  and the related  assets and  liabilities  of
Gateway East, Ltd. ("Gateway") were sold to an unaffiliated third party for approximately $2,700,000 resulting in a gain in the amount of approximately $1,333,000. The Partnership used approximately $2,416,000 to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $2,463,000, resulting in forgiveness of indebtedness income of approximately $47,000.

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

In December 2002, Charter Municipal Mortgage Acceptance Company ("CharterMac"), which is also managed by an affiliate of Related Capital Company, announced a proposed acquisition of Related Capital Company, an affiliate of the General Partner. Pursuant to the proposed acquisition, CharterMac will acquire controlling interests in the general partners of the General Partners. This acquisition will not affect the Partnership or its day-to-day operations as management of the General Partners will not change.

Certain information concerning the directors and officers of the General Partners are set forth below.

The director and officers of the Related General Partner are as follows:

Name                                Position
----                                --------

Stephen M. Ross                     Director

Alan P. Hirmes                      President

Stuart J. Boesky                    Senior Vice President

Denise Kiley                        Vice President

Marc Schnitzer                      Vice President

Mark E. Carbone                     Vice President

Robert Bordonaro                    Vice President

Glenn F. Hopps                      Treasurer

Teresa Wicelinski                   Secretary

Susan J. McGuire                    Assistant Secretary

STEPHEN M. ROSS, 63, is the President, a Director and a shareholder of The Related Realty Group, Inc., the general partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. ("TRCLP") in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments. Mr. Ross also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company.

ALAN P. HIRMES, 48, has been a Certified Public Accountant in New York since 1978. Prior to joining Related in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company.

STUART J. BOESKY, 47, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984, Mr. Boesky practiced law with the Boston law firm of Kaye Fialkow Richard & Rothstein, and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company and American Mortgage Acceptance Company.

DENISE L. KILEY, 43, is responsible for overseeing the due diligence and asset management of all multifamily residential properties invested in RCC sponsored corporate, public and private equity and debt funds. Prior to joining Related in 1990, Ms. Kiley had experience acquiring, financing and asset managing multifamily residential properties. From 1981 through 1985 she was an auditor with Price Waterhouse. Ms. Kiley holds a Bachelor of Science in Accounting from Boston College.

MARC D. SCHNITZER, 42, joined Related in January 1988 after receiving his Master of Business Administration degree from The Wharton School of The University of Pennsylvania in December 1987. From 1983 to 1986, Mr. Schnitzer was a Financial Analyst with The First Boston Corporation in New York, an international investment banking firm. Mr. Schnitzer received a Bachelor of Science degree, summa cum laude, in Business Administration, from the School of Management at Boston University in May 1983.

MARK E. CARBONE, 46, rejoined Related in 1998 where his primary responsibility has been disposition of real estate. From 1994 to 1998 he was President of WHC, Inc., a distressed asset real estate fund. From 1986 to 1994 he was President of Marigold Real Estate and Development, Inc., a real estate development company located in Greenwich, CT. From 1979 to 1986 he was a Vice President at Related Capital Company. He received a Bachelor of Arts in Government from Harvard University in 1979.

ROBERT BORDONARO, 49, is a Vice President - Finance of Related. He has also served as Controller of Related. Mr. Bordonaro has been a Certified Public Accountant in New York since 1977. Prior to joining Related, Mr. Bordonaro was employed by the accounting firms of Weiner & Co. from 1982 to 1985 and Arthur Young from 1975 to 1981. Mr. Bordonaro graduated summa cum laude from New York University with a Bachelor of Science degree and with a Masters degree in Business Administration.

GLENN F. HOPPS, 40, joined Related in December 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 37, joined Related in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski, graduated from Pace University with a Bachelor of Arts Degree in Accounting.

SUSAN J. McGUIRE, 56, graduated from William Cullen Bryant High School in Woodside, New York, and attended Queensboro Community College. Since January 1977, she has served as Assistant to the President and Office Manager at Capital. From May 1973 to January 1977, she was employed as an administrative assistant with Condren, Walker & Co., Inc., an investment banking firm in New York City.

The directors and executive officers of the Assisted General Partner are as follows:

Name                                Position
----                                --------

Michael Brenner                     Director

Alan P. Hirmes                      President

Stuart J. Boesky                    Executive Vice President

Marc D. Schnitzer                   Vice President

Denise L. Kiley                     Vice President

Mark E. Carbone                     Vice President

Glenn F. Hopps                      Treasurer

Teresa Wicelinski                   Secretary

MICHAEL BRENNER, 57, is the Executive Vice President and Chief Financial Officer of TRCLP. Prior to joining TRCLP in 1996, Mr. Brenner was a partner with Coopers & Lybrand, having served as managing partner of its Industry Programs and Client Satisfaction initiatives from 1993-1996, managing partner of the Detroit group of offices from 1986-1993 and Chairman of its National Real Estate Industry Group from 1984-1986. Mr. Brenner graduated summa cum laude from the University of Detroit with a Bachelors degree in Business Administration and from the University of Michigan with a Masters of Business Administration, with distinction. Mr. Brenner also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company.

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

At February 28, 2003, security ownership by the General Partners and their affiliates was as follows:


                      Name and Address of                   Amount of           Percentage
Title of Class        Beneficial Ownership             Beneficial Ownership      of Class
--------------        --------------------             --------------------     -----------
General Partnership   Government Assisted
Interest in the       Properties, Inc.                         $  1                25%
Partnership           625 Madison Avenue
                      New York, NY 10022

                      Related Housing Programs
                      Corporation                                 1                25%
                      625 Madison Avenue
                      New York, NY 10022

                      Cambridge/Related Housing
                      Associates Limited Partnership            998                50%
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

Item 13. Certain Relationships and Related Transactions.

The Partnership has and will continue to have certain relationships with the General Partner and its affiliates, as discussed in Item 11 and also Note 8 to the Financial Statements in Item 8 above, which are incorporated herein by reference thereto. However, there have been no direct financial transactions between the Partnership and the directors and officers of the General Partners.

Item 14. Controls and Procedures

The Principal Executive Officer and Principal Financial Officer of Government Assisted Properties, Inc. and Related Housing Programs Corporation, each of which is a general partner of the Partnership, has evaluated the Partnership's disclosure controls and procedures relating to the Partnership's annual report on Form 10-K for the period ending February 28, 2003 as filed with the Securities and Exchange Commission and has judged such controls and procedures to be effective as of February 28, 2003 (the "Evaluation Date").

There have been no significant changes in the internal controls or in other factors that could significantly affect internal controls relating to the Partnership since the Evaluation Date.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                      Sequential
                                                                         Page
                                                                      ----------
(a) 1.   Financial Statements

         Independent Auditors' Report                                      23

         Consolidated    Balance   Sheets   at
         February 28, 2003 and 2002                                        76

         Consolidated   Statements  of  Income
         for  the  Years  Ended  February  28,
         2003, 2002 and 2001                                               77

         Consolidated       Statements      of
         Partners'   Deficit   for  the  Years
         Ended  February  28,  2003,  2002 and
         2001                                                              78

         Consolidated   Statements   of   Cash
         Flows  for the Years  Ended  February
         28, 2003, 2002 and 2001                                           79

         Notes   to   Consolidated   Financial
         Statements                                                        82

(a) 2.   Financial Statement Schedules
         -----------------------------

         Independent Auditors' Report                                     106

         Schedule  I  -  Condensed   Financial
         Information of Registrant                                        107

         Schedule   III  -  Real   Estate  and
         Accumulated Depreciation                                         110

         All other schedules have been omitted because the required information is included in the financial statements and notes thereto or they are not applicable or not required.

(a)      3. Exhibits
         -----------

(3) The Partnership's Amended and Restated Agreement and Certificate of Limited Partnership, as filed with the Secretary of State of the Commonwealth of Massachusetts, incorporated by reference to Exhibit (3) to the Partner-ship's Annual Report on Form 10-K for the fiscal year ended February 29, 1984 (Commission File #0-12634).

(21) The Local Partnerships set forth in Item 2 may be con-sidered subsidiaries of the Registrant

(b)      Reports on Form 8-K
         -------------------

         None

(c)      Additional Exhibits
         -------------------
         99.1   Certification  Pursuant  to 18 U.S.C. Section 1350,
         as  adopted pursuant  to  Section   906  of  the Sarbanes-
         Oxley Act of 2002.                                               105

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


                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                     --------------------------------------
                               LIMITED PARTNERSHIP
                               -------------------


                               By:  GOVERNMENT ASSISTED PROPERTIES, INC.,
                                    a general partner

Date: May 20, 2003

                                    By: /s/ Alan P. Hirmes
                                        ------------------
                                        Alan P. Hirmes
                                        President, Chief Executive Officer and
                                        Chief Financial Officer


                               and


                               By:  RELATED HOUSING PROGRAMS CORPORATION,
                                    a general partner

Date: May 20, 2003

                                    By: /s/ Alan P. Hirmes
                                        ------------------
                                        Alan P. Hirmes
                                        President, Chief Executive Officer and
                                        Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


    Signature                          Title                           Date
------------------     -----------------------------------------    ------------


                       President,   Chief  Executive Officer and
/s/ Alan P. Hirmes     Chief  Financial  Officer  of Related
------------------     Housing Programs  Corporation and
Alan P. Hirmes         Government Assisted Properties, Inc.         May 20, 2003



                       Treasurer (principal accounting
/s/ Glenn F. Hopps     officer) of Related Housing
------------------     Programs Corporation and
Glenn F. Hopps         Government Assisted Properties, Inc.         May 20, 2003



/s/ Stephen M. Ross    Director of Related Housing
-------------------    Programs Corporation
Stephen M. Ross                                                     May 20, 2003

                                  CERTIFICATION


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Government Assisted Properties, Inc. and Related Housing Programs Corporation (the "General Partners"), each of which is a general partner of Cambridge + Related Housing Properties L.P. (the "Partnership"), hereby certify that:


     1. I have reviewed this annual report on Form 10-K for the year ending February 28, 2003 of the Partnership;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this annual report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the Partnership and I have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including and its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the Partnership's disclosure controls and procedures as of February 28, 2003 (the "Evaluation Date"); and

          c)   presented  in  this  annual  report  my  conclusions   about  the
               effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Partnership's auditors and to the board of directors of the General
          Partners:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

     6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                    By: /s/ Alan P. Hirmes
                                        ------------------
                                        Alan P. Hirmes
                                        President, Chief Executive Officer and
                                        Chief Financial Officer
                                        May 20, 2003

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Cambridge + Related Housing Properties Limited Partnership (the "Partnership") on Form 10-K for the year ending February 28, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Government Assisted Properties, Inc. and Related Housing Programs Corporation, each of which is a general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By:  /s/Alan P. Hirmes
     -----------------
     Alan P. Hirmes
     President, Chief Executive Officer and
     Chief Financial Officer
     May 20, 2003

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Partners of
Cambridge + Related Housing Properties Limited Partnership and Subsidiaries

In connection with our audits of the consolidated financial statements of Cambridge + Related Housing Properties Limited Partnership and Subsidiaries included in this Form 10-K as presented in our opinion dated May 20, 2003 on page 23, and based on the reports of other auditors, we have also audited supporting Schedules I and III for the 2002, 2001 and 2000 Fiscal Years. In our opinion, and based on the reports of other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Notes 10 and 13, the Partnership is currently in the process of winding up its operations and disposing of its investments. As of February 28, 2003 the Partnership has disposed of forty-two of its forty-four investments. On March 11, 2003 one additional investment was sold and the remaining investment is under contract to be sold.


TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI, LLP

New York, New York
May 20, 2003

                 CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED
                                   PARTNERSHIP
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT


Summarized   condensed  financial   information  of  registrant  (not  including
consolidated subsidiary partnerships)



                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                        February 28,    February 28,
                                                            2003           2002(*)
                                                        ------------    ------------
Cash and cash equivalents                               $    627,816    $    134,880
Investment in and advances to subsidiary partnerships      3,335,608      13,670,503
Other assets                                                  57,567         135,062
                                                        ------------    ------------

  Total assets                                          $  4,020,991    $ 13,940,445
                                                        ============    ============

                        LIABILITIES AND PARTNERS' DEFICIT

Purchase money notes payable                            $  2,408,117    $ 16,067,194
Due to general partner and affiliates                      2,490,376       2,332,646
Due to selling partners                                    3,685,011      24,289,106
Other liabilities                                             25,374          23,156
                                                        ------------    ------------

Total liabilities                                          8,608,878      42,712,102

Partners' deficit                                         (4,587,887)    (28,771,657)
                                                        ------------    ------------

  Total liabilities and partners' deficit               $  4,020,991    $ 13,940,445
                                                        ============    ============


(*) As restated (see Footnote 12 in consolidated financial statements).

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

                 CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED
                                   PARTNERSHIP
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                       CONDENSED STATEMENTS OF OPERATIONS


                                                          Year Ended February 28,
                                              --------------------------------------------

                                                  2003           2002(*)          2001
                                              ------------    ------------    ------------
Revenues

  Other                                       $     12,965    $          0    $     59,849
                                              ------------    ------------    ------------

                                                    12,965               0          59,849
                                              ------------    ------------    ------------

Expenses

  Administrative and management                    315,430         889,154       1,043,674
  Administrative and management-
   related parties                               1,084,735       1,103,897       1,082,045
  Financial, principally interest                  844,914       1,338,918       2,082,541
                                              ------------    ------------    ------------

                                                 2,245,079       3,331,969       4,208,260
                                              ------------    ------------    ------------
                                                (2,232,114)     (3,331,969)     (4,148,411)

  Gain on sale of investments in subsidiary
   partnerships                                 19,957,479       6,141,555               0
  Forgiveness of indebtedness income             2,809,454       4,456,996      10,348,388
  Equity in gain income of subsidiary
   partnerships (**)                             3,648,951         696,003       3,884,831
                                              ------------    ------------    ------------

Net income                                    $ 24,183,770    $  7,962,585    $ 10,084,808
                                              ============    ============    ============




(*)  As restated (see Footnote 12 in consolidated financial statements).

(**) Includes suspended prior year losses in excess of investment in accordance with equity method of accounting amounting to $3,064,862, $0 and $0 for the years ended February 28, 2003, 2002 and 2001.

                 CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED
                                   PARTNERSHIP
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                           Year Ended February 28,
                                               --------------------------------------------

                                                   2003           2002(*)          2001
                                               ------------    ------------    ------------
Cash flows from operating activities:
Net income                                     $ 24,183,770    $  7,962,585    $ 10,084,808
                                               ------------    ------------    ------------
Adjustments to reconcile net income to
  net cash used in operating activities:
  Gain on sale of investments in subsidiary
   partnerships                                 (19,957,479)     (6,141,555)              0
  Forgiveness of indebtedness income             (2,809,453)     (4,456,996)    (10,348,388)

  (Increase) decrease in assets:
  Equity in income of subsidiary
   partnerships                                  (3,648,951)       (747,261)     (3,884,831)
  Other assets                                      135,835         636,274         367,339

  Increase (decrease) in liabilities:
  Due to general partners and affiliates            157,730         694,862         185,433
  Due to selling partners                           917,354       1,674,843       2,082,541
  Other liabilities                                   2,218         (23,070)        (50,782)
                                               ------------    ------------    ------------
  Total adjustments                             (25,202,746)     (8,362,903)    (11,648,688)
                                               ------------    ------------    ------------
  Net cash used in operating activities          (1,018,976)       (400,318)     (1,563,880)
                                               ------------    ------------    ------------

Cash flows from investing activities:
  (Expenses paid) proceeds from sale of
   investments in subsidiary partnerships          (324,071)        164,158               0
  Repayments from investment in and
   advances to  subsidiaries                              0         (78,654)        107,803
  Distributions from subsidiaries                 9,129,811         403,556       6,121,971
                                               ------------    ------------    ------------
  Net cash provided by investing activities       8,805,740         489,060       6,229,774
                                               ------------    ------------    ------------

Cash flows from financing activities:
  Principal payments of purchase money notes     (3,188,829)     (1,132,199)     (4,001,079)
  Payments to selling partners                   (4,104,999)        (22,081)       (118,246)
  Distributions to partners                               0        (516,300)     (1,004,200)
                                               ------------    ------------    ------------
  Net cash used in financing activities          (7,293,828)     (1,670,580)     (5,123,525)
                                               ------------    ------------    ------------

Net increase (decrease) in cash and cash
  equivalents                                       492,936      (1,581,838)       (457,631)
Cash and cash equivalents, beginning of year        134,880       1,716,718       2,174,349
                                               ------------    ------------    ------------

Cash and cash equivalents, end of year         $    627,816    $    134,880    $  1,716,718
                                               ============    ============    ============


(*) As restated (see Footnote 12 in consolidated financial statements).

                 CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED
                                   PARTNERSHIP
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                FEBRUARY 28, 2003

                                                         Initial Cost to Partnership            Cost Capitalized
                                                  -------------------------------------------     Subsequent to
                                                                                Buildings and      Acquisition:
Subsidiary Partnership's Residential Property     Encumbrances      Land        Improvements       Improvements
---------------------------------------------     ------------   -----------   --------------   ----------------
(9)  Bay Village Company                          $  3,737,713   $   333,604   $    6,053,390   $      1,579,830
(12) Bethany Glen Associates                                 0       341,004        3,025,540         (3,366,544)
(11) Grandview-Blue Ridge Manor, Limited                     0       128,604        2,011,867         (2,140,471)
(4)  Buena Vista Manor Apts. Ltd.                            0       258,604        4,355,907         (4,614,511)
(7)  Canton Commons Apartments                               0       683,605       11,875,258        (12,558,863)
(18) Cedar Hill Apartments, Ltd.                             0        67,419        1,337,361         (1,404,780)
(10) Breckenridge-Chaparral Apartments II, Ltd.              0       123,604        2,010,522         (2,134,126)
(18) Char-mur Apartments                                     0        55,048        1,080,372         (1,135,420)
(7)  Clinton Plaza Apartments L. P.                          0       238,604        4,443,787         (4,682,391)
(7)  Clinton Plaza Apartments #2 L. P.                       0       288,604        5,293,492         (5,582,096)
(18) Crossett Apartments, Ltd.                               0        61,840        1,176,962         (1,238,802)
(8)  Cudahy Gardens, Ltd.                                    0       168,604        3,092,733         (3,261,337)
(10) El Paso-Gateway East, Ltd.                      1,624,344       158,604        2,422,623            350,061
(7)  Golf Manor Apartments, Ltd.                             0       183,605        3,060,084         (3,243,689)
(7)  Grosvenor South Apartments L. P.                        0       233,604        4,341,549         (4,575,153)
(7)  Grosvenor South Apartments #2 L. P.                     0        81,104        1,460,463         (1,541,567)
(3)  Oakland-Keller Plaza                                    0       358,605        5,742,056         (6,100,661)
(16) Lafayette Square Apartment's Ltd.                       0       348,604        4,116,308         (4,464,912)
(8)  San Diego-Logan Square Gardens Co.                      0       308,604        5,005,103         (5,313,707)
(6)  Los Caballeros Apartments                               0       223,604        4,124,963         (4,348,567)
(3)  South Munjoy Associates Ltd.                            0       208,604        3,456,920         (3,665,524)
(13) Country, Ltd.                                           0       210,827        3,807,680         (4,018,507)
(13) Northbrook III, Ltd.                                    0       131,383        2,305,900         (2,437,283)
(10) Forth Worth-Northwood Apartments, Ltd.                  0       118,604        2,226,552         (2,345,156)
(10) Corpus Christi-Oso Bay Apartments, Ltd.                 0       158,604        2,501,173         (2,659,777)
(8)  Pacific Palms, Ltd.                                     0       233,604        4,819,956         (5,053,560)
(14) Zeigler Blvd., Ltd.                                     0       218,605        3,945,003         (4,163,608)
(14) Parktowne, Ltd.                                         0       176,605        3,273,501         (3,450,106)
(8)  Riverside Gardens, Ltd.                                 0       308,604        5,357,903         (5,666,507)
(5)  Rolling Meadows Apts., Ltd.                             0       258,604        4,418,421         (4,677,025)
(5)  Ardmore-Rolling Meadows of Ardmore, Ltd.                0       138,604        2,320,412         (2,459,016)
(5)  Rolling Meadows of Chickasha, Limited                   0       128,604        2,298,164         (2,426,768)
(15) Roper Mountain Apartments                               0       258,605        4,925,617         (5,184,222)
(7)  Rosewood Manor Apartments                               0       508,604        5,328,672         (5,837,276)
(14) New Jersey, Ltd.                                        0       178,605        3,214,241         (3,392,846)
(10) Stephenville-Tarleton Arms                              0       238,604        2,832,970         (3,071,574)
(5)  Oklahoma City-Town & Country Village                    0       408,604        7,307,195         (7,715,799)
(17) Caddo Parish-Villas South, Ltd.                         0       298,604        6,019,236         (6,317,840)
(14) Eastwyck III, Ltd.                                      0       108,605        1,790,877         (1,899,482)
(7)  Warren Manor Apts., Ltd.-Property A and B               0       758,604       10,506,325        (11,264,929)
(7)  Warren Woods Apartments, Ltd.                           0       308,605        4,697,009         (5,005,614)
(1)  Westgate Associates Ltd.                                0       183,604        2,824,512         (3,008,116)

                                                  Gross Amount at which Carried At Close of Period
                                                  ------------------------------------------------
                                                                   Buildings and                      Accumulated
Subsidiary Partnership's Residential Property         Land         Improvements         Total         Depreciation
---------------------------------------------     ------------   ----------------   -------------    ---------------
(9)  Bay Village Company                          $    334,015   $      7,632,808   $   7,966,823    $   (4,144,839)
(12) Bethany Glen Associates                                 0                  0               0                 0
(11) Grandview-Blue Ridge Manor, Limited                     0                  0               0                 0
(4)  Buena Vista Manor Apts. Ltd.                            0                  0               0                 0
(7)  Canton Commons Apartments                               0                  0               0                 0
(18) Cedar Hill Apartments, Ltd.                             0                  0               0                 0
(10) Breckenridge-Chaparral Apartments II, Ltd.              0                  0               0                 0
(18) Char-mur Apartments                                     0                  0               0                 0
(7)  Clinton Plaza Apartments L. P.                          0                  0               0                 0
(7)  Clinton Plaza Apartments #2 L. P.                       0                  0               0                 0
(18) Crossett Apartments, Ltd.                               0                  0               0                 0
(8)  Cudahy Gardens, Ltd.                                    0                  0               0                 0
(10) El Paso-Gateway East, Ltd.                        164,656          2,766,633       2,931,289        (1,723,347)
(7)  Golf Manor Apartments, Ltd.                             0                  0               0                 0
(7)  Grosvenor South Apartments L. P.                        0                  0               0                 0
(7)  Grosvenor South Apartments #2 L. P.                     0                  0               0                 0
(3)  Oakland-Keller Plaza                                    0                  0               0                 0
(16) Lafayette Square Apartment's Ltd.                       0                  0               0                 0
(8)  San Diego-Logan Square Gardens Co.                      0                  0               0                 0
(6)  Los Caballeros Apartments                               0                  0               0                 0
(3)  South Munjoy Associates Ltd.                            0                  0               0                 0
(13) Country, Ltd.                                           0                  0               0                 0
(13) Northbrook III, Ltd.                                    0                  0               0                 0
(10) Forth Worth-Northwood Apartments, Ltd.                  0                  0               0                 0
(10) Corpus Christi-Oso Bay Apartments, Ltd.                 0                  0               0                 0
(8)  Pacific Palms, Ltd.                                     0                  0               0                 0
(14) Zeigler Blvd., Ltd.                                     0                  0               0                 0
(14) Parktowne, Ltd.                                         0                  0               0                 0
(8)  Riverside Gardens, Ltd.                                 0                  0               0                 0
(5)  Rolling Meadows Apts., Ltd.                             0                  0               0                 0
(5)  Ardmore-Rolling Meadows of Ardmore, Ltd.                0                  0               0                 0
(5)  Rolling Meadows of Chickasha, Limited                   0                  0               0                 0
(15) Roper Mountain Apartments                               0                  0               0                 0
(7)  Rosewood Manor Apartments                               0                  0               0                 0
(14) New Jersey, Ltd.                                        0                  0               0                 0
(10) Stephenville-Tarleton Arms                              0                  0               0                 0
(5)  Oklahoma City-Town & Country Village                    0                  0               0                 0
(17) Caddo Parish-Villas South, Ltd.                         0                  0               0                 0
(14) Eastwyck III, Ltd.                                      0                  0               0                 0
(7)  Warren Manor Apts., Ltd.-Property A and B               0                  0               0                 0
(7)  Warren Woods Apartments, Ltd.                           0                  0               0                 0
(1)  Westgate Associates Ltd.                                0                  0               0                 0

                                                                                     Life on which
                                                                                    Depreciation in
                                                                                     Latest Income
                                                     Year of                         Statement is
Subsidiary Partnership's Residential Property      Construction       Acquired      Computed (c)(d)
---------------------------------------------     ---------------    -----------    ---------------
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


                 CAMBRIDGE + RELATED HOUSING PROPERTIES LIMITED
                                   PARTNERSHIP
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                FEBRUARY 28, 2003

                                                         Initial Cost to Partnership            Cost Capitalized
                                                  -------------------------------------------     Subsequent to
                                                                                Buildings and      Acquisition:
Subsidiary Partnership's Residential Property     Encumbrances      Land        Improvements       Improvements
---------------------------------------------     ------------   -----------   --------------   ----------------
(14) Westwood Apartments Company, Limited                    0       233,605        4,168,757         (4,402,362)
(2)  Wingate Associates Ltd.                                 0       198,604        2,968,529         (3,167,133)
                                                  ------------   -----------   --------------   ----------------

                                                  $  5,362,057   $10,619,983   $  173,345,865   $   (173,067,736)
                                                  ============   ===========   ==============   ================

                                                  Gross Amount at which Carried At Close of Period
                                                  ------------------------------------------------
                                                                   Buildings and                      Accumulated
Subsidiary Partnership's Residential Property         Land         Improvements         Total         Depreciation
---------------------------------------------     ------------   ----------------   -------------    ---------------
(14) Westwood Apartments Company, Limited                    0                  0               0                 0
(2)  Wingate Associates Ltd.                                 0                  0               0                 0
                                                  ------------   ----------------   -------------    ---------------

                                                  $    498,671   $     10,399,441   $  10,898,112    $  (5,868,186)
                                                  ============   ================   =============    ==============

                                                                                     Life on which
                                                                                    epreciation in
                                                                                    Latest Income
                                                     Year of            Date         Statement is
Subsidiary Partnership's Residential Property      Construction       Acquired      Computed (c)(d)
---------------------------------------------     ---------------    -----------    ---------------
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
(10) Texas, (11) Missouri, (12) Arizona, (13) Mississippi, (14) Alabama, (15) South Carolina, (16) New Mexico, (17) Louisiana, (18) Arkansas

                                        Cost of Property and Equipment                     Accumulated Deprecication
                                 --------------------------------------------    --------------------------------------------
                                                                    Year Ended February 28,
                                 --------------------------------------------------------------------------------------------

                                     2003            2002            2001            2003           2002             2001
                                 ------------    ------------    ------------    ------------    ------------    ------------
Balance at beginning of period   $ 50,581,913    $ 64,915,831    $ 84,972,630    $ 28,366,513    $ 36,351,247    $ 45,259,984
Additions during period:
  Improvements                        486,918         592,837         441,990
  Depreciation expense                352,194       1,137,341       1,606,397
Reductions during period:
  Dispositions                    (40,170,719)    (14,926,755)    (20,498,789)    (22,850,521)     (9,122,075)    (10,515,134)
                                 ------------    ------------    ------------    ------------    ------------    ------------

Balance at end of period         $ 10,898,112    $ 50,581,913    $ 64,915,831    $  5,868,186    $ 28,366,513    $ 36,351,247
                                 ============    ============    ============    ============    ============    ============



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