Form 10-Q
period 2003-05-31
CAMBRIDGE RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
filed 2003-07-07
CIK 718915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   X   QUARTERLY  REPORT PURSUANT  TO  SECTION  13 OR  15(d) OF  THE  SECURITIES
------ EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2003

                                       OR

------ TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d)  OF  THE SECURITIES
       EXCHANGE ACT OF 1934

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


Registrant's telephone number, including area code (212)421-5333

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              ------    ------

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes        No   X
                                       ------    ------

                         PART I - Financial Information

Item 1.  Financial Statements

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                     ============  =============
                                                        May 31,     February 28,
                                                         2003           2003
                                                     ------------  -------------
ASSETS
Property and equipment-held for
  sale, net of accumulated
  depreciation of $4,144,839
  and $5,868,186, respectively                       $  3,845,522  $  5,029,926
Cash and cash equivalents                                 871,067       851,768
Cash - restricted for tenants'
  security deposits                                           602        11,457
Mortgage escrow deposits                                  222,058     1,207,847
Rents receivable                                            4,360         8,372
Prepaid expenses and other assets                         414,250       334,407
                                                     ------------  ------------
Total assets                                         $  5,357,859  $  7,443,777
                                                     ============  ============

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (continued)

                                                     ============  =============
                                                        May 31,     February 28,
                                                         2003           2003
                                                     ------------  -------------
LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
  Mortgage notes payable                             $  2,229,535  $  2,953,940
  Purchase Money Notes payable
    (Note 2)                                            1,465,667     2,408,117
  Due to selling partners (Note 2)                      2,198,275     3,685,011
  Accounts payable, accrued
    expenses and other liabilities                        189,795       374,298
  Tenants' security deposits payable                          602        11,457
  Due to general partners of
    subsidiaries and their affiliates                      33,423        33,423
  Due to general partners and
    affiliates                                          2,814,927     2,685,431
                                                     ------------  ------------
  Total liabilities                                     8,932,224    12,151,677
                                                     ------------  ------------
  Minority interest                                      (120,386)      (91,601)
                                                     ------------  ------------

  Commitments and contingencies

Partners' deficit:
    Limited partners                                   (2,970,912)   (4,121,609)
    General partners                                     (483,067)     (494,690)
                                                     ------------  ------------
Total partners' deficit                                (3,453,979)   (4,616,299)
                                                     ------------  ------------
Total liabilities and partners' deficit              $  5,357,859  $  7,443,777
                                                     ============  ============

See Accompanying Notes to Consolidated Financial Statements.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                     ==========================
                                                         Three Months Ended
                                                               May 31,
                                                     --------------------------
                                                          2003          2002*
                                                     --------------------------
Revenues:
Rentals, net                                         $   529,730   $  2,505,909
Other                                                     12,370         61,929
Gain on sale of properties (Note 4)                    1,369,607        661,280
                                                     -----------   ------------

Total revenues                                         1,911,707      3,229,118
                                                     -----------   ------------

Expenses
Administrative and management                            141,319        722,033
Administrative and management-
  related parties (Note 3)                               313,599        313,214
Operating                                                148,620        510,717
Repairs and maintenance                                  111,083        515,151
Taxes and insurance                                       75,945        296,895
Interest                                                  34,457        437,232
Depreciation                                                   0        105,658
                                                     -----------   ------------

Total expenses                                           825,023      2,900,900
                                                     -----------   ------------

Income before minority interest and
  extraordinary item                                   1,086,684        328,218
Minority interest in loss of subsidiaries                 28,783        125,715
                                                     -----------   ------------
Income before extraordinary item                       1,115,467        453,933
                                                     -----------   ------------
Extraordinary item-forgiveness
  of indebtedness income
  (Note 4)                                                46,853      2,427,492
                                                     -----------   ------------

Net income                                           $ 1,162,320   $  2,881,425
                                                     ===========   ============

* As restated - see Note 5
See Accompanying Notes to Consolidated Financial Statements.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)
                                   (continued)


                                                     ==========================
                                                         Three Months Ended
                                                               May 31,
                                                     --------------------------
                                                          2003          2002*
                                                     --------------------------

Income before extraordinary item -
  limited partners                                   $ 1,104,312   $    449,394
Extraordinary item - limited partners                     46,385      2,403,217
                                                     -----------   ------------

Net income - limited partners                        $ 1,150,697   $  2,852,611
                                                     ===========   ============

Number of limited Partnership
  units outstanding                                       10,038         10,038
                                                     ===========   ============

Income before extraordinary item
  per limited partnership unit                       $    110.01   $      44.77
Extraordinary item per limited
  partnership unit                                          4.62         239.41
                                                     -----------   ------------

Net income per limited partnership
  unit                                               $    114.63   $     284.18
                                                     ===========   ============

* As restated - see Note 5
See Accompanying Notes to Consolidated Financial Statements.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Consolidated Statement of Partners' Deficit
                                   (Unaudited)

                                  =============================================
                                                    Limited           General
                                     Total          Partners          Partners
                                  ---------------------------------------------
Balance - March 1, 2003           $(4,616,299)     $(4,121,609)     $  (494,690)

Net income - three
  months ended
  May 31, 2003                      1,162,320        1,150,697           11,623
                                  -----------      -----------      -----------

Balance-May 31, 2003              $(3,453,979)     $(2,970,912)     $  (483,067)
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


                                                     ==========================
                                                         Three Months Ended
                                                               May 31,
                                                     --------------------------
                                                          2003          2002*
                                                     --------------------------
Cash flows from operating activities:
Net income                                           $ 1,162,320   $  2,881,425
                                                     -----------   ------------
Adjustments to reconcile net income
  to net cash (used in) provided by
  operating activities:
Gain on sale of properties (Note 4)                   (1,369,607)      (661,280)
Extraordinary item - forgiveness
  of indebtedness income (Note 4)                        (46,853)    (2,427,492)
Depreciation                                                   0        105,658
Minority interest in loss of subsidiaries                (28,783)      (125,715)
Increase in cash-restricted
  for tenants' security deposits                            (427)       (14,694)
Decrease in mortgage escrow deposits                     246,209        273,287
Decrease in rents receivable                               4,012        148,854
(Increase) decrease in prepaid expenses
  and other assets                                       (98,192)       339,866
Increase in due to selling partners                       33,667        328,159
Decrease in accounts payable, accrued
  expenses and other liabilities                        (139,867)      (925,192)
Increase (decrease) in tenants' security
  deposits payable                                           427           (897)
Increase in due to general partners
  of subsidiaries and their affiliates                         0          2,500
Increase in due to general partners
  and affiliates                                         129,496        247,395
                                                     -----------   ------------
Total adjustments                                     (1,269,918)    (2,709,551)
                                                     -----------   ------------
Net cash (used in) provided by
  operating activities                                  (107,598)       171,874
                                                     -----------   ------------

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                                     ==========================
                                                         Three Months Ended
                                                               May 31,
                                                     --------------------------
                                                          2003          2002*
                                                     --------------------------
Cash flows from investing activities:
Proceeds from sale of properties                       2,722,041        596,872
Acquisitions of property and
  equipment                                              (23,537)       (20,615)
Increase in mortgage escrow deposits                    (101,865)      (166,799)
                                                     -----------   ------------

Net cash provided by investing
  activities                                           2,596,639        409,458
                                                     -----------   ------------

Cash flows from financing activities:
Principal payments of mortgage
  notes payable                                          (53,740)      (186,509)
Decrease in minority interest                                 (2)          (365)
Principal payments of purchase money
  notes payable                                         (942,450)      (340,000)
Payments to selling partners                          (1,473,550)       (56,420)
                                                     -----------   ------------

Net cash used in financing activities                 (2,469,742)      (583,294)
                                                     -----------   ------------

Net increase (decrease) in cash and
  cash equivalents                                        19,299         (1,962)

Cash and cash equivalents at
  beginning of period                                    851,768        780,650
                                                     -----------   ------------
Cash and cash equivalents at
  end of period                                      $   871,067   $    778,688
                                                     ===========   ============


                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                                     ==========================
                                                         Three Months Ended
                                                               May 31,
                                                     --------------------------
                                                          2003          2002*
                                                     --------------------------
Supplemental disclosures of
  noncash activities:
Forgiveness of indebtedness
Decrease in purchase money
  notes payable                                      $         0   $   (720,000)
Decrease in due to selling partners                      (46,853)    (1,685,795)
Decrease in accounts payable,
  accrued expenses and other liabilities                       0        (21,697)

Summarized below are the components
  of the gain on sale of properties:
Decrease in property and
  equipment held for sale, net
  of accumulated depreciation                        $ 1,207,941   $  3,356,895
Decrease in cash-restricted for
  tenants' security deposits                              11,282         28,212
Decrease in mortgage escrow deposits                     841,445         82,044
Decrease in prepaid expenses and
  other assets                                            18,349        296,169
Decrease in accounts payable,
  accrued expenses and other liabilities                 (44,636)      (143,051)
Decrease in tenants' security deposits
  payable                                                (11,282)       (12,622)
Decrease in due to selling partners                            0       (764,540)
Decrease in purchase money notes
  payable                                                      0       (455,800)
Decrease in mortgage notes payable                      (670,665)    (2,434,990)
Decrease in due to general partner
  and their affiliates                                         0        (16,726)


* As restated - see Note 5
See Accompanying Notes to Consolidated Financial Statements.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  May 31, 2003
                                   (Unaudited)

Note 1 - General

The consolidated financial statements for the three months ended May 31, 2003 and 2002, include the accounts of Cambridge + Related Housing Properties Limited Partnership, a Massachusetts limited partnership (the "Partnership"), and two and twelve Subsidiary Partnerships ("Subsidiaries", "Subsidiary Partnerships" or "Local Partnerships"), respectively. The Partnership is a limited partner, with an ownership interest of 98.99% in each of the Subsidiary Partnerships. Through the rights of the Partnership and/or one of its general partners (a "General Partner"), which General Partner has a contractual obligation to act on behalf of the Partnership, the right to remove the local general partner of the Subsidiary Partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the Subsidiary Partnerships.

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

Losses attributable to minority interests which exceed the minority interests' investment in a Subsidiary have been charged to the Partnership. Such losses aggregated approximately $0 for the three months ended May 31, 2003 and 2002, respectively. The Partnership's investment in each Subsidiary is equal to the respective Subsidiary's partners' equity less minority interest capital, if any.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  May 31, 2003
                                   (Unaudited)


These unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended February 28, 2003. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of May 31, 2003 and the results of operations and cash flows for the three months ended May 31, 2003 and 2002. However, the operating results for the three months ended May 31, 2003 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. It is suggested that these consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's February 28, 2003 Annual Report on Form 10-K.


Note 2 - Purchase Money Notes Payable

Nonrecourse Purchase Money Notes (the "Purchase Money Notes") were issued to the selling partners of the Subsidiary Partnerships as part of the purchase price, and are secured only by the Partnership's interest in the Subsidiary Partnership to which the Purchase Money Note relates. As of May 31, 2003 only one Subsidiary Partnership's Purchase Money Note remains outstanding.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  May 31, 2003
                                   (Unaudited)


Note 3 - Related Party Transactions

The costs incurred to related parties for the three months ended May 31, 2003 and 2002 were as follows:


                                                     ==========================
                                                         Three Months Ended
                                                               May 31,
                                                     --------------------------
                                                         2003           2002
                                                     --------------------------

Partnership management
  fees (a)                                           $   241,710     $  242,778
Expense reimbursement (b)                                 32,161         36,009
Local administrative fee (d)                                 625          3,125
                                                     -----------     ----------
Total general and admini-
  strative-General Partners                              274,496        281,912
                                                     -----------     ----------
Property management fees
  incurred to affiliates of the
  Subsidiary Partnerships'
  general partners (c)                                    39,103         31,302
                                                     -----------     ----------
Total general and
  administrative-related
  parties                                            $   313,599     $  313,214
                                                     ===========     ==========


(a) After all other expenses of the Partnership are paid, an annual Partnership management fee of up to .5% of invested assets is payable to the Partnership's General Partners and affiliates. Partnership management fees owed to the General Partners amounting to approximately $2,218,000 and $1,976,000 were accrued and unpaid as of May 31, 2003 and February 28, 2003, respectively. The General Partners' fees are being paid currently, other than the Partnership management fees that were accrued and continue to be deferred.

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

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  May 31, 2003
                                   (Unaudited)


(c) Property management fees incurred by Local Partnerships to affiliates of the Local Partnerships amounted to $39,103 and $31,302 for the three months ended May 31, 2003 and 2002, respectively.

(d) Cambridge/Related Housing Associates Limited Partnership, the special limited partner of each of the Subsidiary Partnerships, owning .01%, is entitled to receive a local administrative fee of up to $2,500 per year from each Subsidiary Partnership.


Note 4 - Sale of Properties

General
-------
The Partnership is currently in the process of winding up its operations and disposing of its investments. As of May 31, 2003, the Partnership has disposed of forty-three of its forty-four original investments.

On March 11, 2003, the property and the related assets and liabilities of El Paso-Gateway East, Ltd. ("Gateway") were sold to an unaffiliated third party for approximately $2,677,000 resulting in a gain in the amount of approximately $1,370,000. The Partnership used approximately $2,416,000 to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $2,463,000, resulting in forgiveness of indebtedness income of approximately $47,000.

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

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  May 31, 2003
                                   (Unaudited)


interest thereon, which had a total outstanding balance of approximately $1,220,000 resulting in a gain on sale of approximately $1,220,000.

On December 18, 2001, Bay Village Company ("Bay Village") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an affiliate of the Local General Partner for a purchase price of $6,075,000. The closing is expected to occur in July 2003. No assurances can be given that the sale will actually occur.


Note 5 - Prior Period Adjustment

During the quarter ended November 30, 2001, extension fees in connection with the Purchase Money Notes were overaccrued by $671,850. Such extension fees were capitalized and amortized over the period of extension, and during the fiscal year end February 28, 2002 the Partnership amortized $335,925 of such extension fees resulting in net income being understated for that year. To correct the misstatement, Partners' deficit has been increased by $167,963 and $335,925 for the three months ended May 31, 2002 and the year ended February 28, 2002, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------
The Partnership's primary sources of funds are (i) cash distributions from operations (ii) cash distributions from sales of the Local Partnerships in which the Partnership has invested, (iii) interest earned on funds and (iv) cash in working capital reserves. None of these sources of funds are significant although all of them are available to meet the obligations of the Partnership.

During the three months ended May 31, 2003 and 2002, the Partnership received cash flow distributions aggregating $12,831 and $94,026, respectively, of which $0 and $56,419, respectively, was used to pay interest on the Purchase Money Notes. In addition, the Partnership received distributions of proceeds from the sales of Local Partnerships aggregating $2,745,666 and $591,871, of which $2,416,000 and $340,000 was used to pay principal and interest on the Purchase Money Notes during the three months ended May 31, 2003 and 2002, respectively.

During the three months ended May 31, 2003, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately ($19,000). This increase was due to proceeds from sale of properties ($2,722,000) which exceeded cash used in operations ($108,000), principal payments of mortgage notes payable of ($54,000), an increase in mortgage escrow deposits relating to investing activities ($102,000), payments to selling partners ($1,474,000), acquisitions of property and equipment ($24,000) and principal payments of Purchase Money Notes payable ($942,000). Included in the adjustments to reconcile the net income to cash used in operating activities is gain on sale of properties ($1,370,000) and forgiveness of indebtedness income ($47,000).

The Partnership has a working capital reserve of approximately $788,000 at May 31, 2003. The working capital reserve is temporarily invested in money market accounts which can be easily liquidated to meet obligations as they arise. The General Partners believe that the Partnership's reserves and net proceeds from future sales will be adequate for its operating needs, and plan to continue investing available reserves in short term investments.

Partnership   management  fees  owed  to  the  General  Partners   amounting  to
approximately  $2,218,000 and  $1,976,000  were accrued and unpaid as of May 31,

2003 and February 28, 2003, respectively. The General Partners' fees are being paid currently, other than the Partnership management fees that were accrued and continue to be deferred.

For a discussion of Purchase Money Notes payable see Note 2 to the financial statements.

For a discussion of the Partnership's sale of properties see Note 4 to the financial statements.

Management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. Due to the sale of properties, the portfolio is not diversified by the location of the properties around the United States, and therefore the Partnership may not be protected against a general downturn in the national economy.

Critical Accounting Policies
----------------------------

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Company's accounting policies included in Note 2 to the consolidated financial statements which are include in the Partnership's annual report on Form 10-K for the year ended February 28, 2003.

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

New Accounting Pronouncements
-----------------------------

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The Partnership has not identified any variable interest entities that were created after January 31, 2003 and is currently evaluating the impact of the provisions of FIN 46 on its consolidated financial statements.

Results of Operations
---------------------

During the periods ended May 31, 2003 and 2002, Wingate Associates Limited, Zeigler Boulevard Ltd. and Logan Square Gardens Company sold their properties and the related assets and liabilities and the Partnership's Limited Partnership Interest in Blue Ridge Manor, Ltd., Chaparral Apartments II, Ltd., Lafayette Square Apts., Ltd., Northwood Apartments, Ltd., Oso Bay Apartments, Ltd., Rolling Meadows of Ardmore, Ltd., Tarleton Arms Apartments, Ltd., Gateway East Ltd., Villas South, Ltd. and Eastwyck III, Ltd., were sold (collectively the "Sold Assets"). Excluding the Sold Assets, the results of operations of the Partnership, as well as the Local Partnerships, remained fairly consistent during the three months ended May 31, 2003 and 2002, other than other income, administrative and management, repairs and maintenance and taxes and insurance. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations and mortgage interest. In addition, the Partnership incurred interest expense relating to the Purchase Money Notes issued when the Local Partnership Interests were acquired.

Rental income decreased approximately 79% for the three months ended May 31, 2003, as compared to 2002. Excluding the Sold Assets, rental income decreased approximately 3% for the three months ended May 31, 2003 as compared to 2002, primarily due to an increase in vacancies at the remaining Local Partnership.

Other income decreased approximately $50,000 for the three months ended May 31, 2003, as compared to 2002. Excluding the Sold Assets, other income increased approximately $1,000 primarily due to larger cash and cash equivalents balances earning interest at the Partnership level.

Administrative and management decreased approximately $581,000 for the three months ended May 31, 2003, as compared to 2002. Excluding the Sold Assets, administrative and management decreased approximately $27,000 primarily due to a decrease in legal costs at the Partnership level.

Repairs and maintenance decreased approximately $404,000 for the three months ended May 31, 2003, as compared to 2002. Excluding the Sold Assets, repairs and maintenance increased approximately $23,000 primarily due to an increase in snow removal expense due to severe winter weather at the remaining Local Partnership.

Taxes and insurance decreased approximately $221,000 for the three months ended May 31, 2003, as compared to 2002. Excluding the Sold Assets, taxes and insurance increased approximately $6,000 primarily due to an increase in liability insurance premiums at the remaining Local Partnership.

Operating, interest and depreciation expense decreased approximately $362,000, $403,000 and $106,000 for the three months ended May 31, 2003, as compared to 2002, primarily due to decreases relating to the Sold Assets. Bay Village was not depreciated during the period ended May 31, 2003 because it is classified as an asset held for sale.

Losses and gains on sales of properties and forgiveness of indebtedness income will continue to fluctuate as a result of the disposition of properties (see
Note 4 to the financial statements).

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None

Item 4. Controls and Procedures

The Principal Executive Officer and Principal Financial Officer of Government Assisted Properties, Inc. and Related Housing Programs Corporation, each of which is a general partner of Cambridge + Related Housing Properties L.P. (the "Partnership"), has evaluated the Partnership's disclosure controls and procedures relating to the Partnership's quarterly report on Form 10-Q for the period ending May 31, 2003 as filed with the Securities and Exchange Commission and has judged such controls and procedures to be effective as of May 31, 2003 (the "Evaluation Date").

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

Date:  July 7, 2003

                             By: /s/ Alan P. Hirmes
                                 ------------------
                                 Alan P. Hirmes,
                                 President and Principal
                                 Executive and Financial Officer

Date:  July 7, 2003

                             By: /s/ Glenn F. Hopps
                                 ------------------
                                 Glenn F. Hopps,
                                 Treasurer and
                                 Principal Accounting Officer


                         By: RELATED HOUSING PROGRAMS
                             CORPORATION, a General Partner

Date:  July 7, 2003

                             By: /s/ Alan P. Hirmes
                                 ------------------
                                 Alan P. Hirmes,
                                 President and Principal
                                 Executive and Financial Officer

Date:  July 7, 2003

                             By: /s/ Glenn F. Hopps
                                 ------------------
                                 Glenn F. Hopps,
                                 Treasurer and
                                 Principal Accounting Officer

                                  CERTIFICATION


I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Government Assisted Properties, Inc. and Related Housing Programs Corporation (the "General Partners"), each of which is a general partner of Cambridge + Related Housing Properties L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending May 31, 2003 of the Partnership;

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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the Partnership and I have:

          a) designed such disclosure controls and procedures to ensure the material information relating to the Partnership, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report was being prepared;

          b)  evaluated  the  effectiveness  of  the  Partnership's   disclosure
          controls and  procedures as of May 31, 2003 (the  "Evaluation  Date");
          and

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



                         By: /s/ Alan P. Hirmes
                             ------------------
                             Alan P. Hirmes
                             Principal Executive Officer and
                             Principal Financial Officer
                             July 7, 2003

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Cambridge + Related Housing Properties Limited Partnership (the "Partnership") on Form 10-Q for the period ending May 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Government Assisted Properties, Inc. and Related Housing Programs Corporation, each of which is a general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By: /s/Alan P. Hirmes
    -----------------
    Alan P. Hirmes
    Principal Executive Officer and
    Principal Financial Officer
    July 7, 2003