Form 10-Q
period 2003-08-31
CAMBRIDGE RELATED HOUSING PROPERTIES LIMITED PARTNERSHIP
filed 2003-09-22
CIK 718915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   X     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934


For the quarterly period ended August 31, 2003

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934

                         Commission File Number 0-12634

                           CAMBRIDGE + RELATED HOUSING
                         PROPERTIES LIMITED PARTNERSHIP
                         ------------------------------
             (Exact name of registrant as specified in its charter)


         Massachusetts                                            13-3161322
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


625 Madison Avenue, New York, New York                                 10022
----------------------------------------                          --------------
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code (212)421-5333

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             -----  -----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes     No  X
   -----  -----

                         PART I - Financial Information

Item 1.  Financial Statements

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                  ============     ============
                                                   August 31,      February 28,
                                                      2003             2003
                                                  ------------     ------------
ASSETS
Property and equipment-held for
  sale, net of accumulated
  depreciation of $4,144,839
  and $5,868,186, respectively                    $  4,019,317     $  5,029,926
Cash and cash equivalents                              885,274          851,768
Cash - restricted for tenants'
  security deposits                                        602           11,457
Mortgage escrow deposits                               187,329        1,207,847
Rents receivable                                         4,148            8,372
Prepaid expenses and other assets                      390,327          334,407
                                                  ------------     ------------
Total assets                                      $  5,486,997     $  7,443,777
                                                  ============     ============

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (continued)

                                                  ============     ============
                                                   August 31,      February 28,
                                                      2003             2003
                                                  ------------     ------------
LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
  Mortgage notes payable                          $  2,186,111     $  2,953,940
  Purchase Money Notes payable
    (Note 2)                                         1,465,667        2,408,117
  Due to selling partners (Note 2)                   2,229,460        3,685,011
  Accounts payable, accrued
    expenses and other liabilities                     178,191          374,298
  Tenants' security deposits payable                       602           11,457
  Due to general partners of
    subsidiaries and their affiliates                  179,986           33,423
  Due to general partners and
    affiliates                                       2,841,044        2,685,431
                                                  ------------     ------------
  Total liabilities                                  9,081,061       12,151,677
                                                  ------------     ------------
  Minority interest                                   (119,532)         (91,601)
                                                  ------------     ------------

  Commitments and contingencies

Partners' deficit:
    Limited partners                                (2,991,260)      (4,121,609)
    General partners                                  (483,272)        (494,690)
                                                  ------------     ------------
  Total partners' deficit                           (3,474,532)      (4,616,299)
                                                  ------------     ------------
  Total liabilities and partners' deficit         $  5,486,997     $  7,443,777
                                                  ============     ============

See Accompanying Notes to Consolidated Financial Statements.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                         ==========================    =========================
                             Three Months Ended            Six Months Ended
                                 August 31,                    August 31,
                         --------------------------    -------------------------
                            2003           2002           2003          2002
                         --------------------------    -------------------------
Revenues:
Rentals, net             $   409,572    $ 2,300,053    $   939,302   $ 4,805,962
Other                          7,995        261,397         20,365       323,326
(Loss) gain on sale
  of properties
  (Note 4)                         0       (260,869)     1,369,607       400,411
                         -----------    -----------    -----------   -----------

Total revenues               417,567      2,300,581      2,329,274     5,529,699
                         -----------    -----------    -----------   -----------

Expenses
Administrative and
  management                 118,788        557,049        260,107     1,279,082
Administrative and
  management-
  related parties
  (Note 3)                    39,576        311,888        353,175       625,102
Operating                    121,536        449,500        270,156       960,217
Repairs and
  maintenance                 76,766        503,909        187,849     1,019,060
Taxes and
  insurance                   49,415        289,996        125,360       586,891
Interest                      31,185        358,092         65,642       795,324
Depreciation                       0        105,659              0       211,317
                         -----------    -----------    -----------   -----------

Total expenses               437,266      2,576,093      1,262,289     5,476,993
                         -----------    -----------    -----------   -----------

(Loss) income before
  minority interest
  and extraordinary
  item                       (19,699)      (275,512)     1,066,985        52,706
Minority interest in
  (income) loss
  of subsidiaries               (854)        (2,848)        27,929       122,867
                         -----------    -----------    -----------   -----------
(Loss) income before
  extraordinary
  item                       (20,553)      (278,360)     1,094,914       175,573
Extraordinary item-
  forgiveness of
  indebtedness
  income (Note 4)                  0              0         46,853     2,427,492
                         -----------    -----------    -----------   -----------


Net (loss) income        $   (20,553)   $  (278,360)   $ 1,141,767   $ 2,603,065
                         ===========    ===========    ===========   ===========

See Accompanying Notes to Consolidated Financial Statements.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)
                                   (continued)

                             ========================    =======================
                                Three Months Ended          Six Months Ended
                                    August 31,                  August 31,
                             ------------------------    -----------------------
                                2003          2002          2003         2002
                             ------------------------    -----------------------

(Loss) income before
  extraordinary
  item - limited
  partners                   $  (20,347)   $ (275,576)   $1,083,965   $  173,817
Extraordinary item -
  limited partners                    0             0        46,384    2,403,217
                             ----------    ----------    ----------   ----------

Net (loss) income -
  limited partners           $  (20,347)   $ (275,576)   $1,130,349   $2,577,034
                             ==========    ==========    ==========   ==========
Number of limited
  partnership
  units outstanding              10,038        10,038        10,038       10,038
                             ==========    ==========    ==========   ==========

(Loss) income before
  extraordinary item
  per limited
  partnership unit           $    (2.02)   $   (27.45)   $   107.99   $    17.32
Extraordinary item
  per limited
  partnership unit                    0             0          4.62       239.41
                             ----------    ----------    ----------   ----------

Net (loss) income
  per limited
  partnership unit           $    (2.02)   $   (27.45)   $   112.61   $   256.73
                             ==========    ==========    ==========   ==========


See Accompanying Notes to Consolidated Financial Statements.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Consolidated Statement of Partners' Deficit
                                   (Unaudited)

                                  ==============================================
                                                    Limited          General
                                     Total          Partners         Partners
                                  ----------------------------------------------
Balance - March 1, 2003           $(4,616,299)     $(4,121,609)     $  (494,690)

Net income - six
  months ended
  August 31, 2003                   1,141,767        1,130,349           11,418
                                  -----------      -----------      -----------

Balance-August 31, 2003           $(3,474,532)     $(2,991,260)     $  (483,272)
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

                                                   ============================
                                                         Six Months Ended
                                                            August 31,
                                                   ----------------------------
                                                      2003              2002*
                                                   ----------------------------
Cash flows from operating activities:
Net income                                         $ 1,141,767      $ 2,603,065
                                                   -----------      -----------
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
Gain on sale of properties (Note 4)                 (1,369,607)        (400,411)
Extraordinary item - forgiveness
  of indebtedness income (Note 4)                      (46,853)      (2,427,492)
Depreciation                                                 0          211,317
Minority interest in loss of subsidiaries              (27,929)        (122,867)
Increase in cash-restricted
  for tenants' security deposits                          (427)         (16,567)
Decrease in mortgage escrow deposits                   199,476          427,519
Decrease in rents receivable                             4,224           82,190
(Increase) decrease in prepaid expenses
  and other assets                                     (74,269)          22,163
Increase in due to selling partners                     64,852          619,292
Decrease in accounts payable, accrued
  expenses and other liabilities                      (151,471)        (506,272)
Increase in tenants' security deposits
  payable                                                  427            1,502
Increase in due to general partners
  of subsidiaries and their affiliates                 146,563           55,000
Increase in due to general partners
  and affiliates                                       155,613        1,529,079
                                                   -----------      -----------
Total adjustments                                   (1,099,401)        (525,547)
                                                   -----------      -----------
Net cash provided by operating
  activities                                            42,366        2,077,518
                                                   -----------      -----------

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                                   ============================
                                                         Six Months Ended
                                                            August 31,
                                                   ----------------------------
                                                      2003              2002*
                                                   ----------------------------
Cash flows from investing activities:
Proceeds from sale of properties                     2,722,041           84,741
Acquisitions of property and
  equipment                                           (197,332)         (42,781)
Increase in mortgage escrow deposits                   (20,403)        (328,794)
                                                   -----------      -----------

Net cash provided by (used in)
  investing activities                               2,504,306         (286,834)
                                                   -----------      -----------

Cash flows from financing activities:
Principal payments of mortgage
  notes payable                                        (97,164)        (345,566)
Decrease in minority interest                               (2)          (5,993)
Principal payments of purchase money
  notes payable                                       (942,450)        (340,000)
Payments to selling partners                        (1,473,550)         (61,004)
                                                   -----------      -----------

Net cash used in financing activities               (2,513,166)        (752,563)
                                                   -----------      -----------

Net increase in cash and cash
  equivalents                                           33,506        1,038,121

Cash and cash equivalents at
  beginning of period                                  851,768          780,650
                                                   -----------      -----------
Cash and cash equivalents at
  end of period                                    $   885,274      $ 1,818,771
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

                                                   ============================
                                                         Six Months Ended
                                                            August 31,
                                                   ----------------------------
                                                      2003              2002*
                                                   ----------------------------
Supplemental disclosures of
  noncash activities:
Increase in deferred revenue on sale
  of properties reclassified from
  purchase money notes payable and
  due to selling partners                          $         0      $ 5,735,908
Forgiveness of indebtedness income
Decrease in purchase money
  notes payable                                              0         (720,000)
Decrease in due to selling partners                    (46,853)      (1,685,795)
Decrease in accounts payable,
  accrued expenses and other liabilities                     0          (21,697)

Summarized below are the components
  of the gain on sale of properties:
Decrease in property and
  equipment held for sale, net
  of accumulated depreciation                      $ 1,207,941      $ 3,356,895
Decrease in cash-restricted for
  tenants' security deposits                            11,282           28,212
Decrease in mortgage escrow deposits                   841,445           85,050
Decrease in prepaid expenses and
  other assets                                          18,349          379,234
Decrease in accounts payable,
  accrued expenses and other liabilities               (44,636)        (501,371)
Decrease in tenants' security deposits
  payable                                              (11,282)         (13,147)
Decrease in due to selling partners                          0         (764,540)
Decrease in purchase money notes
  payable                                                    0         (455,800)
Decrease in mortgage notes payable                    (670,665)      (2,434,968)
Decrease in rent receivable                                  0            4,765

*  As restated - see Note 5
See Accompanying Notes to Consolidated Financial Statements.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 August 31, 2003
                                   (Unaudited)

NOTE 1 - GENERAL

The consolidated financial statements for the six months ended August 31, 2003 and 2002, include the accounts of Cambridge + Related Housing Properties Limited Partnership, a Massachusetts limited partnership (the "Partnership"), and two and fourteen Subsidiary Partnerships ("Subsidiaries", "Subsidiary Partnerships" or "Local Partnerships"), respectively. The Partnership is a limited partner, with an ownership interest of 98.99% in each of the Subsidiary Partnerships. Through the rights of the Partnership and/or one of its general partners (a "General Partner"), which General Partner has a contractual obligation to act on behalf of the Partnership, the right to remove the local general partner of the Subsidiary Partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the Subsidiary Partnerships.

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

Losses attributable to minority interests which exceed the minority interests' investment in a Subsidiary have been charged to the Partnership. Such losses aggregated approximately $0 for both the three and six months ended August 31, 2003 and 2002, respectively. The Partnership's investment in each Subsidiary is equal to the respective Subsidiary's partners' equity less minority interest capital, if any.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 August 31, 2003
                                   (Unaudited)


These unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended February 28, 2003. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of August 31, 2003, the results of operations for the three and six months ended August 31, 2003 and 2002 and cash flows for the six months ended August 31, 2003 and 2002. However, the operating results for the six months ended August 31, 2003 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. It is suggested that these consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's February 28, 2003 Annual Report on Form 10-K.


NOTE 2 - PURCHASE MONEY NOTES PAYABLE

Nonrecourse Purchase Money Notes (the "Purchase Money Notes") were issued to the selling partners of the Subsidiary Partnerships as part of the purchase price, and are secured only by the Partnership's interest in the Subsidiary Partnership to which the Purchase Money Note relates. As of August 31, 2003 only one Subsidiary Partnership's Purchase Money Note totaling approximately $3,679,000, which includes approximately $2,293,000 of interest, remains outstanding.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 August 31, 2003
                                   (Unaudited)


NOTE 3 - RELATED PARTY TRANSACTIONS

The costs incurred to related parties for the three and six months ended August 31, 2003 and 2002 were as follows:

                                    ====================    ====================
                                     Three Months Ended       Six Months Ended
                                          August 31,              August 31,
                                    --------------------    --------------------
                                      2003        2002        2003        2002
                                    --------------------    --------------------
Partnership manage-
  ment fees (a)                     $      0    $242,779    $241,710    $485,557
Expense reimburse-
  ment (b)                            24,555      34,682      56,716      70,691
Local administrative
  fee (d)                                625       3,125       1,250       6,250
                                    --------    --------    --------    --------
Total general and
  administrative-
  General Partners                    25,180     280,586     299,676     562,498
                                    --------    --------    --------    --------
Property management
  fees incurred to affil-
  iates of the Subsidiary
  Partnerships' general
  partners (c)                        14,396      31,302      53,499      62,604
                                    --------    --------    --------    --------
Total general and
  administrative-
  related parties                   $ 39,576    $311,888    $353,175    $625,102
                                    ========    ========    ========    ========

(a) After all other expenses of the Partnership are paid, an annual Partnership management fee of up to .5% of invested assets is payable to the Partnership's General Partners and affiliates. Commencing with the quarter ended August 31, 2003, the General Partners waived any Partnership management fees to which they otherwise may have been entitled under the Partnership's Agreement of Limited Partnership. Partnership management fees owed to the General Partners which were accrued prior to the quarter ended August 31, 2003 amounted to approximately $2,218,000 and $1,976,000 as of August 31, 2003 and February 28, 2003,
respectively.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 August 31, 2003
                                   (Unaudited)


affiliate of the General Partners performs asset monitoring for the Partnership.
These   services   include  site  visits  and   evaluations  of  the  Subsidiary
Partnerships' performance.

(c) Property management fees incurred by Local Partnerships to affiliates of the Local Partnerships amounted to $14,396 and $31,302 and $53,499 and $62,604 for the three and six months ended August 31, 2003 and 2002, respectively.

(d) Cambridge/Related Housing Associates Limited Partnership, the special limited partner of each of the Subsidiary Partnerships, owning .01%, is entitled to receive a local administrative fee of up to $2,500 per year from each Subsidiary Partnership.


NOTE 4 - SALE OF PROPERTIES

General
-------
The Partnership is currently in the process of winding up its operations and disposing of its investments. As of August 31, 2003, the Partnership has disposed of forty-three of its forty-four original investments. The final property, Bay Village, has entered into a purchase and sale agreement (see below).

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

On July 12, 2002, the property and the related assets and liabilities of San Diego-Logan Square Gardens Company ("Logan") were sold to the Local General Partners for approximately $9,241,000 resulting in a gain in the amount of approximately $5,403,000, which was recognized in the November 30, 2002 10-Q. The Partnership used approximately $5,740,000 to fully settle the associated Purchase Money Note and accrued interest thereon.

                     CAMBRIDGE + RELATED HOUSING PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 August 31, 2003
                                   (Unaudited)


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

On December 18, 2001, Bay Village Company ("Bay Village") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an affiliate of the Local General Partner for a purchase price of $6,075,000. The closing is expected to occur in October 2003. No assurances can be given that the sale will actually occur.


NOTE 5 - PRIOR PERIOD ADJUSTMENT

During the quarter ended November 30, 2001, extension fees in connection with the Purchase Money Notes were overaccrued by $671,850. Such extension fees were capitalized and amortized over the period of extension, and during the fiscal year end February 28, 2002 the Partnership amortized $335,925 of such extension fees resulting in net income being understated for that year. To correct the misstatement, Partners' deficit was increased by $335,925 for the year ended February 28, 2002, resulting in a restatement of the consolidated statement of cash flows for the six months ended August 31, 2002.

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

During the six months ended August 31, 2003 and 2002, the Partnership received cash flow distributions aggregating $12,831 and $126,618, respectively, of which $0 and $56,419, respectively, was used to pay interest on the Purchase Money Notes. In addition, the Partnership received distributions of proceeds from the sales of Local Partnerships aggregating $2,745,666 and $1,643,610, of which $2,416,000 and $340,000 was used to pay principal and interest on the Purchase Money Notes during the six months ended August 31, 2003 and 2002, respectively.

During the six months ended August 31, 2003, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately ($34,000). This increase was due to cash provided by operating activities ($42,000) and proceeds from sale of properties ($2,722,000) which exceeded principal payments of mortgage notes payable of ($97,000), an increase in mortgage escrow deposits relating to investing activities ($20,000), payments to selling partners ($1,474,000), acquisitions of property and equipment ($197,000) and principal payments of Purchase Money Notes payable ($942,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is gain on sale of properties ($1,370,000) and forgiveness of indebtedness income ($47,000).

The Partnership has a working capital reserve of approximately $670,000 at August 31, 2003. The working capital reserve is temporarily invested in money market accounts which can be easily liquidated to meet obligations as they arise. The General Partners believe that the Partnership's reserves and net proceeds from future sales will be adequate for its operating needs, and plan to continue investing available reserves in short term investments.

Commencing with the quarter ended August 31, 2003, the General Partners waived any Partnership management fees to which they otherwise may have been entitled under the Partnership's Agreement of Limited Partnership. Partnership management fees owed to the General Partners which were accrued prior to the quarter ended August 31, 2003 amounted to approximately $2,218,000 and $1,976,000 as of August 31, 2003 and February 28, 2003, respectively.

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

The Partnership's remaining investment, Bay Village, has entered into a purchase and sale agreement (see Note 4).

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

New Accounting Pronouncements
-----------------------------

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The Partnership has not created any variable interest entities after January 31, 2003. The adoption of FIN 46 did not have a material impact on the Partnership's financial reporting and disclosures.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the Consolidated Balance Sheets. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally is effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has evaluated SFAS No. 150 and determined that it does not have an impact on the Partnership's financial reporting and disclosures.

Results of Operations
---------------------

During the periods ended August 31, 2003 and 2002, Wingate Associates Limited, Zeigler Boulevard Ltd. and Logan Square Gardens Company sold their properties and the related assets and liabilities and the Partnership's Limited Partnership Interest in Blue Ridge Manor, Ltd., Chaparral Apartments II, Ltd., Lafayette Square Apts., Ltd., Northwood Apartments, Ltd., Oso Bay Apartments, Ltd., Rolling Meadows of Ardmore, Ltd., Tarleton Arms Apartments, Ltd., Gateway East Ltd., Villas South, Ltd. and Eastwyck III, Ltd., were sold (collectively the "Sold Assets").

Rental income decreased approximately 82% and 80% for the three and six months ended August 31, 2003, as compared to 2002. Excluding the Sold Assets, rental income decreased approximately 1% and 2% for the three and six months ended August 31, 2003 as compared to 2002, primarily due to an increase in vacancies at the remaining Local Partnership.

Other income decreased approximately $253,000 and $303,000 for the three and six months ended August 31, 2003, as compared to 2002. Excluding the Sold Assets, other income decreased approximately $4,000 and $3,000 primarily due to smaller replacement reserves balances earning interest at the remaining Local Partnership.

Administrative and management decreased approximately $438,000 and $1,019,000 for the three and six months ended August 31, 2003, as compared to 2002. Excluding the Sold Assets, administrative and management increased approximately $33,000 and $6,000 primarily due to an increase in accounting fees at the Partnership level.

Administrative and management - related parties decreased approximately $272,000 for both the three and six months ending August 31, 2003, as compared to 2002 primarily due to a reduction in partnership management fees due to the waiving of such fees by the Partnership's General Partners.

Operating decreased approximately $328,000 and $690,000 for the three and six months ending August 31, 2003, as compared to 2002. Excluding the Sold Assets, operating increased approximately $17,000 and $28,000 primarily due to an increase in gas and water and sewer expenses at the remaining Local Partnership.

Repairs and maintenance decreased approximately $427,000 and $831,000 for the three and six months ended August 31, 2003, as compared to 2002. Excluding the Sold Assets, repairs and maintenance increased approximately $35,000 and $59,000 primarily due to an increase in repairs and maintenance payroll expense and snow removal expense due to severe winter weather at the remaining Local Partnership.

Taxes and insurance decreased approximately $241,000 and $462,000 for the three and six months ended August 31, 2003, as compared to 2002. Excluding the Sold Assets, taxes and insurance increased approximately $13,000 and $19,000 primarily due to an increase in liability insurance premiums at the remaining Local Partnership.

Interest and depreciation expense decreased approximately $327,000 and $730,000 and $106,000 and $211,000 for the three and six months ended August 31, 2003, as compared to 2002, primarily due to decreases relating to the Sold Assets. Bay Village was not depreciated during the period ended August 31, 2003 because it is classified as an asset held for sale.

Losses and gains on sales of properties and forgiveness of indebtedness income will continue to fluctuate as a result of the disposition of properties (see
Note 4 to the financial statements).

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------
The Chief Executive Officer and Chief Financial Officer of Government Assisted Properties, Inc. and Related Housing Programs Corporation, each of which is a general partner of Cambridge + Related Housing Properties L.P. (the
"Partnership"), has evaluated the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the

Securities Exchange Act of 1934 (the "Exchange Act")) as of August 31, 2003 (the "Evaluation Date"). Based on such evaluation, such officer has concluded that, as of the Evaluation Date, the Partnership's disclosure controls and procedures are effective in alerting him, on a timely basis, to material information relating to the Partnership required to be included in the Partnership's reports filed or submitted under the Exchange Act .

Changes  in  Internal  Control  Over  Financial  Reporting
----------------------------------------------------------
There has been no significant change in the Partnership's internal control over financial reporting during the Partnership's fiscal quarter ended August 31, 2003 which has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting .

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other information - None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         31.1 Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

         32.1  Certification  Pursuant  to Rule  13a-14(b) or Rule 15d-14(b) and
Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350).

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

Date:  September 22, 2003

                                     By: /s/ Alan P. Hirmes
                                         ------------------
                                         Alan P. Hirmes,
                                         President and Principal
                                         Executive and Financial Officer

Date:  September 22, 2003

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

Date:  September 22, 2003

                                     By: /s/ Alan P. Hirmes
                                         ------------------
                                         Alan P. Hirmes,
                                         President and Principal
                                         Executive and Financial Officer

Date:  September 22, 2003

                                     By: /s/ Glenn F. Hopps
                                         ------------------
                                         Glenn F. Hopps,
                                         Treasurer and
                                         Principal Accounting Officer

                                                                    Exhibit 31.1


                            CERTIFICATION PURSUANT TO
                        RULE 13A-14(A) OR RULE 15D-14(A)


I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Government Assisted Properties, Inc. and Related Housing Programs Corporation (the "General Partners"), each of which is a general partner of Cambridge + Related Housing Properties L.P. (the "Partnership"), hereby certify that:

     5. I have reviewed this quarterly report on Form 10-Q for the period ending August 31, 2003 of the Partnership;

     6. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     7. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

     8. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Partnership and I have:

          a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Partnership including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report was being prepared;

          b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

          c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report my conclusion about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

          d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending August 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

          a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Partnership's ability to record, process, summarize and report financial information; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal control over financial reporting.


          Date: September 22, 2003
                ------------------
                                         By: /s/ Alan P. Hirmes
                                             ------------------
                                             Alan P. Hirmes
                                             Chief Executive Officer and
                                             Chief Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                        RULE 13A-14(B) OR RULE 15D-14(B)
                         AND SECTION 1350 OF TITLE 18 OF
                     THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Cambridge + Related Housing Properties Limited Partnership (the "Partnership") on Form 10-Q for the period ending August 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Government Assisted Properties, Inc. and Related Housing Programs Corporation, each of which is a general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By:  /s/Alan P. Hirmes
     -----------------
     Alan P. Hirmes
     Principal Executive Officer and
     Principal Financial Officer
     September 22, 2003